Form 10-Q
period 2016-03-31
Global Partner Acquisition Corp.
filed 2016-05-04
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No☐

As of May 3, 2016, there were 19,406,250 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets –
Cash	$893,000	$1,048,000
Prepaid expenses	150,000	131,000
Total current assets	1,043,000	1,179,000

Non-current assets -
Cash and investments held in Trust Account	155,393,000	155,293,000

Total assets	$156,436,000	$156,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued liabilities	$201,000	$199,000

Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	4,859,000	4,857,000

Common stock subject to possible redemption; 14,657,723 and 14,661,512 shares, respectively, at March 31, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	146,577,000	146,615,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 authorized shares, 4,748,527 and 4,744,738 shares, respectively, issued and outstanding (excluding 14,657,723 and 14,661,512 shares, respectively, subject to possible redemption) at March 31, 2016 and December 31, 2015	-	-
Additional paid-in-capital	5,341,000	5,303,000
Accumulated deficit	(341,000)	(303,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$156,436,000	$156,472,000

See accompanying notes to condensed financial statements

1

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2016
(unaudited)
Revenues	$-
General and administrative expenses	138,000
Loss from operations	(138,000)
Other income - interest on Trust Account	100,000
Net loss attributable to common stock	$(38,000)
Weighted average common shares outstanding:
Basic and diluted	4,748,000
Net loss per common share:
Basic and diluted	($0.01)

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2016

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	4,744,738	$-	$5,303,000	$(303,000)	$5,000,000
Change in proceeds subject to possible redemption	3,789	-	38,000	-	38,000
Net loss	-	-	-	(38,000)	(38,000)
Balance, March 31, 2016	4,748,527	$-	$5,341,000	$(341,000)	$5,000,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the three
months ended
March 31, 2016
(unaudited)

Cash flow from operating activities:
Net loss	$(38,000)
Adjustments to reconcile net loss to net cash used in operations
Increase in prepaid expenses	(19,000)
Increase in accounts payable and accrued expenses	2,000
Trust income retained in Trust Account	(100,000)
Net cash used in operating activities	(155,000)

Cash flows from investing activities:	-

Cash flows from financing activities:	-

Net decrease in cash	(155,000)
Cash at beginning of period	1,048,000
Cash at end of period	$893,000

Supplemental disclosure of non-cash financing activities: None

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

At March 31, 2016, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through March 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement. The Company has selected December 31st as its fiscal year end. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance a Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering (including the underwriters’ exercise of the over-allotment option in full, the “Public Offering” – Note 3) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 4). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards, Board (“FASB”) Accounting Standards Update (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC. All dollar amounts are rounded to the nearest thousand dollars.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Use of Estimates:

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Offering costs of approximately $9,765,000, consisting principally of underwriting discounts of $9,315,000 (including approximately $4,658,000 of which payment is deferred) and approximately $450,000 of professional, printing, filing, regulatory and other costs were charged to additional paid in capital upon the closing of the Public Offering on August 4, 2015.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $120,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at March 31, 2016 and December 31, 2015, 14,657,723 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and they did not have a material effect on its financial position or results of operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2015, the Sponsor purchased 3,881,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions as described in more detail below, are not redeemable and may be exercised on a cashless basis. The Sponsor agreed to forfeit up to 506,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholder would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their over-allotment option in full and therefore none of the Founder Shares was forfeited.

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

Private Placement Warrants

Upon the closing of the Public Offering on August 4, 2015, the Sponsor paid the Company approximately $6,408,000 in a private placement for the purchase of 12,815,000 warrants (including warrants in connection with the exercise of the over-allotment option) at a price of $0.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and administrative support to the Sponsor. Services commenced on July 29, 2015, the date the securities were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

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

At December 31, 2015, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in February and May 2016, meeting the conditions of Rule 2a-7 as set forth above. In February 2016, the matured U.S. government treasury bills were invested in U.S. government treasury bills that mature in May 2016. Therefore, at March 31, 2016 the proceeds of the Trust Account were invested in U.S. government treasury bills. The Company classifies its U.S. Government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet at March 31, 2016 and December 31, 2015 and adjusted for the amortization or accretion of premiums or discounts. Approximately $450,000 and $417,000, respectively, of the balance in the Trust Account was held in cash at March 31, 2016 and December 31, 2015.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320, excluding accrued interest income and gross unrealized holding gains. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying	Gross	Prices in
	Value at	Unrealized	Active
	March 31,	Holding	Markets
Description	2016	Gains	(Level 1)
Assets:
U.S. Government Treasury Bills	$154,943,000	$31,000	$154,974,000
Cash	450,000	-	450,000

Total	$155,393,000	$31,000	$155,424,000

			Quoted Price
	Carrying	Gross	Prices in
	Value at	Unrealized	Active
	December 31,	Holding	Markets
Description	2015	Gains	(Level 1)
Assets:
U.S. Government Treasury Bills	$154,876,000	$(10,000)	$154,866,000
Cash	417,000	-	417,000

Total	$155,293,000	$(10,000)	$155,283,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At March 31, 2016, there were 19,406,250 shares of common stock issued and outstanding, including 14,657,723 shares which are subject to redemption at that date.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016, there were no shares of preferred stock issued and outstanding.

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

As indicated in the accompanying financial statements, at March 31, 2016, we had approximately $893,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through March 31, 2016 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses until August 2015. Our operating costs for the three months ended March 31, 2016 were approximately $138,000 and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $24,000 and charges of $10,000 per month from our Sponsor for administrative services. During the three months ended March 31, 2016, interest income accrued on our U.S. government treasury bills totaled approximately $100,000.

Liquidity and Capital Resources

On August 4, 2015, we consummated the Public Offering of an aggregate of 15,525,000 units (including the full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of approximately $155,250,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 12,815,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $6,408,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $156,550,000, net of the non-deferred portion of the underwriting commissions of $4,658,000 and offering costs and other expenses of approximately $450,000. $155,250,000 of the proceeds from the Public Offering and the concurrent private placement were deposited into the Trust Account and are not available to us for operations (other than amounts identified for working capital and payment of taxes). At March 31, 2016, we had approximately $893,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were the initial purchase of Founder Shares for $25,000 bythe Sponsor, and a total of $225,000 loaned by the Sponsor against the issuance of the Note. These loans were non-interest bearing and were paid in full on August 4, 2015 in connection with the closing of the Public Offering.

We expect that the Company has sufficient resources to fund its operations for at least the next twelve months.

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

Contractual obligations

At March 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying condensed balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—"Expenses of Offering". Offering costs of approximately $9,765,000, consisting of underwriting discounts of $9,315,000 (including approximately $4,658,000 of which payment is deferred) and approximately $450,000 of professional, printing, filing, regulatory and other costs were charged to additional paid in capital upon the closing of the Public Offering on August 4, 2015.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015 the Company has a deferred tax asset of approximately $120,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable Common Stock

All of the 15,525,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at March 31, 2016, 14,657,723 of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of March 31, 2016, we had not commenced any operations or generated any revenues. All activity through March 31, 2016 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2016, the Trust Account is invested primarily in U.S. government treasury bills and, to a lesser extent, a money market fund meeting the conditions of Rule 2a-7 discussed above. Therefore, we do not believe there is currently a material interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2015 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

GLOBAL PARTNER ACQUISITION CORP.

Dated: May 4, 2016	/s/ Paul Zepf
Name: Paul Zepf Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2016	/s/ Andrew Cook
Name: Andrew Cook Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

