Form 10-Q
period 2016-06-30
Global Partner Acquisition Corp.
filed 2016-08-01
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37523

GLOBAL PARTNER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Rockefeller Plaza, 11th Fl. New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (646) 756-2877

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

As of August 1, 2016, there were 19,406,250 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Statements of Operations for the three and six months ended June 30, 2016 (unaudited) and for the period from May 19, 2015 (inception) to June 30, 2015 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2016 (unaudited) and for the period from May 19, 2015 (inception) to June 30, 2015 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets –
Cash	$775,000	$1,048,000
Prepaid expenses	105,000	131,000
Total current assets	880,000	1,179,000

Non-current assets -
Cash and investments held in Trust Account	155,396,000	155,293,000

Total assets	$156,276,000	$156,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued liabilities	$97,000	$199,000

Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	4,755,000	4,857,000

Common stock subject to possible redemption; 14,652,088 shares and 14,661,512 shares, respectively, at June 30, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	146,521,000	146,615,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 authorized shares, 4,754,162 shares and 4,744,738 shares, respectively, issued and outstanding (excluding 14,652,088 and 14,661,512 shares, respectively, subject to possible redemption) at June 30, 2016 and December 31, 2015	-	-
Additional paid-in-capital	5,397,000	5,303,000
Accumulated deficit	(397,000)	(303,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$156,276,000	$156,472,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the period from May 19, 2015 (inception) to June 30, 2015
	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-
General and administrative expenses	121,000	259,000	-
Loss from operations	(121,000)	(259,000)	-
Other income - interest on Trust Account	65,000	165,000	-
Net loss attributable to common stock	$(56,000)	$(94,000)	$-
Weighted average common shares outstanding:
Basic and diluted	4,752,000	4,750,000	3,881,250
Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	4,744,738	$-	$5,303,000	$(303,000)	$5,000,000
Change in proceeds subject to possible redemption	9,424	-	94,000	-	94,000
Net loss	-	-	-	(94,000)	(94,000)
Balance, June 30, 2016	4,754,162	$-	$5,397,000	$(397,000)	$5,000,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2016	For the Period from May 19, 2015 (inception) to June 30, 2015
	(unaudited)	(unaudited)

Cash flow from operating activities:
Net loss	$(94,000)	$-
Adjustments to reconcile net loss to net cash used in operations
Decrease in prepaid expenses	26,000	-
Decrease in accounts payable and accrued expenses	(102,000)	-
Trust income retained in Trust Account	(103,000)	-
Net cash used in operating activities	(273,000)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	145,000
Payment of deferred offering costs	-	(143,000)
Net cash provided by financing activities	-	27,000.

Net increase (decrease) in cash	(273,000)	27,000
Cash at beginning of period	1,048,000	-
Cash at end of period	$775,000	$27,000

Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued offering costs	$-	$3,000

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

At June 30, 2016, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through June 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement. The Company has selected December 31st as its fiscal year end. All dollar amounts are rounded to the nearest thousand dollars.

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

The Company will only have 24 months from the closing date of the Public Offering (to August 4, 2017) to complete the Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its right to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2016 and December 31, 2015, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $140,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at June 30, 2016 and December 31, 2015, 14,652,088 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PUBLIC OFFERING

On August 4, 2015, the Company closed the Public Offering for the sale of 15,525,000 Units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment option yielding gross proceeds of $155,250,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Company has agreed to use its best efforts following the completion of the Business Combination to file a new registration statement under the Securities Act, to cover the shares of common stock issuable upon the exercise of the warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants issued as part of the 15,525,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares:

In May 2015, the Sponsor purchased 3,881,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions as described in more detail below. The Sponsor agreed to forfeit up to 506,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholder would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their over-allotment option in full and therefore none of the Founder Shares were forfeited.

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

Private Placement Warrants:

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

Administrative Services Agreement:

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

At June 30, 2016 and December 31, 2015, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at June 30, 2016 mature in September 2016. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet at June 30, 2016 and December 31, 2015 and adjusted for the amortization or accretion of premiums or discounts. Approximately $3,000 and $417,000, respectively, of the balance in the Trust Account was held in cash at June 30, 2016 and December 31, 2015. During the three and six months ended June 30, 2016, approximately $61,000 was released from the Trust Account to the Company to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320, excluding accrued interest income and gross unrealized holding gains. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying Value at June 30, 2016	Gross Unrealized Holding Gains	Quoted Prices in Active Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$155,393,000	$-	$155,393,000
Cash	3,000	-	3,000

Total	$155,396,000	$-	$155,396,000

Description	Carrying Value at December 31, 2015	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$154,876,000	$(10,000)	$154,866,000
Cash	417,000	-	417,000

Total	$155,293,000	$(10,000)	$155,283,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At June 30, 2016, there were 19,406,250 shares of common stock issued and outstanding, including 14,652,088 shares which are subject to redemption at that date.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016, there were no shares of preferred stock issued and outstanding.

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

The issuance of additional shares of our stock in a business combination:

-	may significantly dilute the equity interest of our stockholders;
-	may subordinate the rigts of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
-	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
-	may have the effet of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
-	may result in a decrease in the prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

-	a decrease in the prevailing market prices for our common stock and/or warrants.
-	default and foreclsure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
-	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
-	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
-	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
-	our inability to pay dividends on our common stock;
-	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
-	limitations on our feibility in planning for and reacting to changes in our business and in the industry in which we operate;
-	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
-	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2016, we had approximately $775,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through June 30, 2016 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015. Our operating costs for the three and six months ended June 30, 2016 were approximately $121,000 and $259,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $24,000 and $48,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services. During the three and six months ended June 30, 2016, approximately $56,000 of accrued franchise taxes were reversed as final calculations resulted in lower taxes for 2015 than anticipated since the Company was not incorporated until May 2015. During the three and six months ended June 30, 2016, interest income earned on our U.S. government treasury bills totaled approximately $65,000 and $165,000, respectively.

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

Until the consummation of the Public Offering, the Company’s only sources of liquidity were the initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $225,000 loaned by the Sponsor against the issuance of an unsecured promissory note (Note 4 to condensed financial statements). These loans were non-interest bearing and were paid in full on August 4, 2015 in connection with the closing of the Public Offering.

During the six months ended June 30, 2016, we used approximately $273,000 of cash in operations including approximately $61,000 transferred from the Trust Account to pay taxes. At June 30, 2016, we had approximately $775,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination. We expect that the Company has sufficient resources to fund its operations for at least the next twelve months.

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

Contractual obligations

At June 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015 the Company has a deferred tax asset of approximately $140,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at June 30, 2016 and December 31, 2015, 14,652,088 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of June 30, 2016, we had not commenced any operations or generated any revenues. All activity through June 30, 2016 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2016, the Trust Account is invested primarily in U.S. government treasury bills. Therefore, we do not believe there is currently a material interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL PARTNER ACQUISITION CORP.

Dated: August 1, 2016	/s/ Paul Zepf
Name: Paul Zepf
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2016	/s/ Andrew Cook
Name: Andrew Cook Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

