Form 10-Q
period 2016-09-30
Global Partner Acquisition Corp.
filed 2016-11-01
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 19,406,250 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

Table of Contents

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and for the three months ended September 30, 2015 (unaudited) and for the period from May 19, 2015 (inception) to September 30, 2015 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2016 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and for the period from May 19, 2015 (inception) to September 30, 2015 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets –
Cash	$645,000	$1,048,000
Prepaid expenses	72,000	131,000
Total current assets	717,000	1,179,000

Non-current assets -	155,480,000	155,293,000
Cash and investments held in Trust Account
Total assets	$156,197,000	$156,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued liabilities	$152,000	$199,000

Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	4,810,000	4,857,000
Common stock subject to possible redemption; 14,638,714 shares and 14,661,512 shares, respectively, at September 30, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	146,387,000	146,615,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 4,767,536 shares and 4,744,738 shares, respectively, issued and outstanding (excluding 14,638,714 and 14,661,512 shares, respectively, subject to possible redemption) at September 30, 2016 and December 31, 2015	-	-
Additional paid-in-capital	5,531,000	5,303,000
Accumulated deficit	(531,000)	(303,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$156,197,000	$156,472,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from May 19, 2015 (inception) to September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-
General and administrative expenses	227,000	149,000	486,000	149,000
Loss from operations	(227,000)	(149,000)	(486,000)	(149,000)
Other income - interest on Trust Account	93,000	-	258,000	-
Net loss attributable to common stock	$(134,000)	$(149,000)	$(228,000)	$(149,000)
Weighted average common shares outstanding:
Basic and diluted	4,763,000	4,407,000	4,754,000	4,242,000
Net loss per common share:
Basic and diluted	($0.03)	($0.03)	($0.05)	($0.03)

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2016

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	4,744,738	$-	$5,303,000	$(303,000)	$5,000,000
Change in proceeds subject to possible redemption	22,798	-	228,000	-	228,000
Net loss	-	-	-	(228,000)	(228,000)
Balance, September 30, 2016	4,767,536	$-	$5,531,000	$(531,000)	$5,000,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the Period from May 19, 2015 (inception) to September 30,
	2016	2015.
	(unaudited)	(unaudited)
Cash flow from operating activities:
Net loss	$(228,000)	$(149,000)
Adjustments to reconcile net loss to net cash used in operations
Decrease in prepaid expenses	59,000	(143,000)
Decrease in accounts payable and accrued expenses	(47,000)	95,000
Trust income retained in Trust Account	(187,000)	-
Net cash used in operating activities	(403,000)	(197,000)

Cash flows from investing activities: Cash deposited in Trust Account	-	(155,250,000)
Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000.
Proceeds from note payable and advances – related party	-	225,000
Proceeds from sale of Public Offering Units	-	155,250,000
Proceeds from sale of Private Placement Warrants	-	6,408,000
Payment of underwriting discounts	-	(4,658,000)
Payment of offering costs	-	(449,000)
Payment of notes payable and advances – related party	-	(225,000)
Net cash provided by financing activities	-	156,576,000
Net increase (decrease) in cash	(403,000)	1,129,000
Cash at beginning of period	1,048,000	-
Cash at end of period	$645,000	$1,129,000
Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$4,658,000

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

At September 30, 2016, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through September 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement. The Company’s fiscal year end is December 31st. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance a Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, including the underwriters’ exercise of the over-allotment option in full (as described in Note 3) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 4). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

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

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business. As used herein, a “Target Business” is one or more businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will only have 24 months from the closing date of the Public Offering to complete the Business Combination. See Liquidation and Going Concern below.

Liquidation and Going Concern:

The Company will only have 24 months from the closing date of the Public Offering (until August 4, 2017) to complete a Business Combination. If the Company does not complete a Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2017.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2016 and December 31, 2015, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

The presentation of the weighted average common shares outstanding and net loss per common share for the three and six months ended September 30, 2015 has been updated from the presentation in the Form 10-Q filed by the Company for such periods to exclude shares subject to possible redemption in order to conform to the presentation in the accompanying financial statements for the period from May 19, 2015 (date of inception) to December 31, 2015.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $140,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at September 30, 2016 and December 31, 2015, 14,638,714 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

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

Private Placement Warrants;

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

At September 30, 2016 and December 31, 2015, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at September 30, 2016 mature in December 2016. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet at September 30, 2016 and December 31, 2015 and adjusted for the amortization or accretion of premiums or discounts. Approximately $10,000 and $417,000, respectively, of the balance in the Trust Account was held in cash at September 30, 2016 and December 31, 2015. During the three and nine months ended September 30, 2016, approximately $9,000 and approximately $70,000, respectively, was released from the Trust Account to the Company to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320, excluding accrued interest income and gross unrealized holding gains. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying Value at September 30, 2016	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$155,470,000	$(24,000)	$155,446,000
Cash	10,000	-	10,000
Total	$155,480,000	$(24,000)	$155,456,000

Description	Carrying Value at December 31, 2015	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets
U.S. Government
Treasury Bills	$154,876,000	$(10,000)	$154,866,000
Cash	417,000	-	417,000
Total	$155,293,000	$(10,000)	$155,283,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At September 30, 2016, there were 19,406,250 shares of common stock issued and outstanding, including 14,638,714 shares which are subject to redemption at that date.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2016, there were no shares of preferred stock issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and other parts of this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on May 19, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate the Business Combination using cash from the proceeds of a public offering (the “Public Offering”) that closed on August 4, 2015 and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

-	may significantly dilute the equity interest of our stockholders;

-	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

-	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

-	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

-	may result in a decrease in the prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

-	a decrease in the prevailing market prices for our common stock and/or warrants.
-	default and foreclosure on our assets if our operating revenues after a Business combination are insufficient to repay our debt obligations;
-	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
-	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
-	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
-	our inability to pay dividends on our common stock;
-	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
-	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

-	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
-	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2016, we had approximately $645,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through September 30, 2016 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015. Our operating costs for the three and nine months ended September 30, 2016 were approximately $227,000 and $486,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $24,000 and $73,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services. Our operating costs for the three and nine months ended September 30, 2016 also include costs associated with reviewing potential targets for a Business Combination of approximately $75,000 and $120,000, respectively. During the three and nine months ended September 30, 2016, approximately $56,000 of accrued franchise taxes were reversed as final calculations resulted in lower taxes for 2015 than anticipated since the Company was not incorporated until May 2015. During the three and nine months ended September 30, 2016, interest income earned on our U.S. government treasury bills totaled approximately $93,000 and $258,000, respectively.

In the three months ended September 30, 2015 and for the period from May 19, 2015 (inception) to September 30, 2015, operating costs were approximately $149,000 in both periods and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes. There was no material interest income in the periods of 2015 as the Public Offering occurred late in the periods and the available yield at that time was negligible.

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

During the nine months ended September 30, 2016, we used approximately $403,000 of cash in operations including approximately $70,000 transferred from the Trust Account to pay taxes. At September 30, 2016, we had approximately $645,000 of cash available outside of the Trust Account to fund our search for a Business Combination. We expect that we will have sufficient resources to fund our operations and our search for a Business Combination though the period that ends with our liquidation. We have had discussions with our Sponsor about providing us with additional financing in the form of loans or advances to fund expenses incurred in connection with the consummation of a Business Combination, but there are no agreements for such financing currently in place.

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

Contractual obligations

At September 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has a deferred tax asset of approximately $140,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at September 30, 2016 and December 31, 2015, 14,638,714 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of September 30, 2016, we had not commenced any operations or generated any revenues. All activity through September 30, 2016 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2016, the Trust Account is invested primarily in U.S. government treasury bills. Therefore, we do not believe there is currently a material interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL PARTNER ACQUISITION CORP.

Dated: November 1, 2016	By:	/s/ Paul Zepf
	Name:	Paul Zepf
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2016	By:	/s/ Andrew Cook
	Name:	Andrew Cook
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

