Form 10-K
period 2016-12-31
Global Partner Acquisition Corp.
filed 2017-03-14
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37523

GLOBAL PARTNER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Rockefeller Plaza, 11th Floor New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 756-2877

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No   ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2016, as reported on the Nasdaq Capital Market, was $152,145,000.

As of March 13, 2017, there were 19,406,250 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Sequel Youth and Family Services, LLC or any other business combinations;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

On January 11, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of GPAC, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Merger Agreement, GPAC will acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Business Combination”).

Sequel was founded in 1999 and is headquartered in Huntsville, Alabama. It is a leading national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. With a historical focus on the at-risk adolescent population, Sequel has successfully diversified into a full-spectrum service offering of 44 programs across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel’s programs span across 19 states serving approximately 9,000 children, adolescents and adults annually, from 42 states and U.S. territories. Sequel’s residential and intensive programs offer a total bed capacity of over 2,600, with an occupancy rate of approximately 83.0% as of December 31, 2016. In addition to the residential and intensive programs, Sequel offers eight community based programs which served over 6,500 individuals as of December 31, 2016.

The Sequel common equity holders will receive in consideration for their common units in Sequel newly issued class B limited liability company common units in Sequel, which will be exchangeable initially for 4,500,000 shares of common stock of GPAC. Immediately following the Business Combination, under the Merger Agreement, the Sequel common equity holders will also receive a distribution of (i) $105.0 million in cash, (ii) 6,532,000 warrants to purchase approximately 3,266,000 shares of common stock of GPAC and (iii) rights under a Tax Receivable Agreement. All issued and outstanding options of Sequel will vest and become exercisable for common units of Sequel entitled to the consideration above. The preferred equity holder in Sequel will receive a distribution of $30.0 million in cash and approximately $62.2 million in newly-issued preferred units in Sequel in exchange for its existing preferred interests in Sequel. The equity consideration to be issued to the preferred equity holder will have certain preferred rights, including the right to receive monthly cash distributions in an amount initially equal to 9.9% per year, subject to adjustment based on same program revenue for Sequel, and the right to approve certain actions by GPAC and Sequel. Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Sequel equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Sequel’s assets as a result of the Business Combination and certain other transactions.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account. The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on January 18, 2017. For additional information regarding Sequel, the Merger Agreement and the Business Combination, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 25, 2017, as it may be amended, and the Definitive Proxy Statement, when filed.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

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

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities. We may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to acquire companies exhibiting the characteristics below:

●	Value-Added Capital For Growth And/Or Consolidation Opportunities: Our combined team has significant and successful experience in investing in and working with companies that are achieving rapid and profitable growth through (a) organic growth initiatives; and/or (b) strategic consolidation opportunities. We are targeting companies whose owners may not have the requisite capital or experience to take advantage of compelling corporate development opportunities. Our combined team also has experience expanding company’s markets and operations outside of the United States, and we believe our cross-border capabilities could be attractive to many potential middle market business combination targets.

●	Operational improvements: Our combined team has significant and successful experience investing in and working with companies where there is an opportunity to effect meaningful operational improvements. Members of our management team and sponsor team have worked with such companies as investors, board members, consultants and “senior management”. We have tailored, and will continue to tailor, our approach to working with the target company’s management team and owners to fit the unique challenges and opportunities they face. Our combined team has the versatility and flexibility to allow us to provide strategic guidance as board members and consultants or members take on direct senior leadership roles to drive operational improvements at the target company.

●	Deleveraging: Our combined team’s extensive relationships with lenders and private equity firms, as well as their prior experience in making deleveraging investments, should position us well to source and execute a recapitalizing acquisition. We believe that the record issuance of high yield debt and leveraged loans from 2011 through 2015 will lead to an increase in companies that will need to de-lever within the next two years. As opposed to many distressed debt funds/investors, we believe we would be a preferred refinancing/de-leveraging solution to owners and management teams of middle-market companies. Currently, average debt multiples of large corporate leveraged buyout (LBO) loans and middle-market loans during the 2011-2015 period have surpassed even those of the 2004 – 2007 period.

●	“Partnership” Sale: We may seek to acquire one or more companies with a current owner, private equity or otherwise, who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a provider of public equity capital, we are well positioned to provide liquidity and expect that potential merger targets and partners would view having our combined team as significant, supportive shareholders as a positive factor. We could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities but may be already fully-invested.

●	Limited Liquidity Options: At times the IPO market is uncertain or closed, so an acquisition by us could be a better means of going public for a target company. Further, a target company’s owners and/or management might not have experience going public or operating as a public company and could view our management team and sponsor experience as an important factor. Additionally, certain businesses may not be an ideal candidate for an M&A auction process, so a negotiated acquisition by us could provide a better means of the target business’ current owners achieving liquidity.

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

As previously discussed, on January 11, 2017, we entered into the Merger Agreement pursuant to which the Company will acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger. Sequel is a leading national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. It provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community based services.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $237,000 of proceeds held outside the trust account (as of December 31, 2016) and the $1,200,000 loan from our sponsor (as described below), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses. On January 12, 2017, the Company issued a promissory note to the sponsor. The note permits the Company to borrow money from time to time from the sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company intends to use the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with the Company’s initial business combination. Under this note, the Company has the option to convert any unpaid balance into shares of the Company’s common stock based on a share price of $10.00 per share. The note is repayable in full upon consummation of the Company’s initial business combination.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Paul Zepf, our Chief Executive Officer, has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Zepf will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Zepf would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and Mr. Zepf asserts that he is unable to satisfy its indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Zepf to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Zepf to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share. We will seek to reduce the possibility that Mr. Zepf will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Zepf will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $237,000 of proceeds held outside the trust account (as of December 31, 2016) and $1,200,000 loan described below from our sponsor with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In addition, on January 12, 2017, we issued a promissory note to our sponsor. The note permits us to borrow money from time to time from the sponsor in an aggregate principal amount of up to $1,200,000. During January 2017, we borrowed $1,200,000 under the note. We intend to use the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with our initial business combination. Under this note, we have the option to convert any unpaid balance into shares of our common stock based on a share price of $10.00 per share. The note is repayable in full upon consummation of the our initial business combination.

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

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. As long as we maintain our status as an emerging growth company, however, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Sequel Youth and Family Services, LLC and the Business Combination, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 25, 2017, as it may be amended, and the Definitive Proxy Statement, when filed.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Of the net proceeds of our initial public offering, only approximately $237,000 (as of December 31, 2016) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

We did not register the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our initial public offering, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We did not register the shares of common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at the time of our initial public offering. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

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

In January 2017, we issued a promissory note to our sponsor in an aggregate principal amount of up to $1,200,000 and an interest rate of 7.5% per annum. We may choose to incur additional debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $155,543,000 (excluding $237,000 held outside the trust as of December 31, 2016) that we may use to complete our initial business combination and pay deferred underwriting commissions being held in the trust account.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

In addition, our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our business combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this report. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 1 Rockefeller Plaza, 11th Floor, New York, New York 10020. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, utilities and administrative services. We consider our current office space adequate for our current operations.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal year ended December 31, 2016 and the period from July 30, 2015 through December 31, 2015.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended
December 31, 2016
First Quarter	$9.96	$9.26	$10.00	$9.56	$0.25	$0.15
Second Quarter	$10.05	$9.30	$9.86	$9.51	$0.22	$0.14
Third Quarter	$10.15	$9.76	$10.00	$9.65	$0.29	$0.15
Fourth Quarter	$10.08	$10.00	$9.95	$9.46	$0.35	$0.21
Year ended
December 31, 2015
Third Quarter	$10.05	$10.00	$—	$—	$0.35	$0.23
Fourth Quarter	$10.08	$9.95	$10.19	$9.45	$0.37	$0.19

No shares of our common stock traded during the period ended September 30, 2015.

On March 13, 2017 our common stock had a closing price of $10.00, our warrants had a closing price of $0.42 and our units had a closing price of $10.55.

(b) Holders

On March 13, 2017, there was one holder of record of our units, two holders of record of our common stock and two holders of record of our warrants.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2016 and December 31, 2015, respectively, and for the year ended December 31, 2016 and the period from May 19, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2016	December 31, 2015
Cash	$237,000	$1,048,000
Cash and Investments held in Trust Account	$155,543,000	$155,293,000
Total Assets	$155,821,000	$156,472,000
Common stock subject to possible redemption (at redemption value):	$144,288,000	$146,615,000
Total stockholders' equity	$5,000,000	$5,000,000

	Year Ended December 31, 2016	Period from May 19, 2015 to December 31, 2015
Cash Flow Data:
Net cash used in operating activities	$811,000	$(278,000)
Net cash used in investing activities	$-	$(155,250,000)
Net cash provided by financing activities	$-	$156,576,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$2,657,000	$346,000
Loss from operations	$(2,657,000)	$(346,000)
Other Income:
Interest income	$330,000	$43,000
Net loss attributable to common stockholders	$(2,327,000)	$(303,000)
Basic and diluted net loss per share attributable to common stockholders	$(0.49)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	4,787,000	4,446,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

References to the “Company,” “GPAC,” “us” or “we” refer to Global Partner Acquisition Corp.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and other parts of this Form 10-K regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on May 19, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate the Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on August 4, 2015 and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in the Initial Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may result in a decrease in the prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	a decrease in the prevailing market prices for our common stock and/or warrants.

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2016, we had approximately $237,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that we will complete our Initial Business Combination.

Agreement for Business Combination

The Business Combination

Subsequent to December 31, 2016 on January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Merger Agreement, the Company will acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Business Combination”).

Sequel is a leading national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. Sequel provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel is headquartered in Huntsville, Alabama,

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, GPAC will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Sequel comprising the ongoing operations of the combined company, Sequel’s senior management comprising the senior management of the combined company, and the fact that a majority of the directors of the company post-merger will be the owners or managers of Sequel or individuals identified by Sequel for election to the board. For accounting purposes, Sequel will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sequel (i.e., a capital transaction involving the issuance of stock by GPAC for the equity interests of Sequel). Accordingly, the consolidated assets, liabilities and results of operations of Sequel will become the historical financial statements of the combined company, and GPAC’s assets, liabilities and results of operations will be consolidated with Sequel beginning on the acquisition date.

Merger Consideration

The Sequel common equity holders will receive in consideration for their common units in Sequel newly issued class B limited liability company common units in Sequel, which will be exchangeable initially for 4,500,000 shares of common stock of GPAC. Immediately following the Business Combination, under the Merger Agreement, the Sequel common equity holders will also receive a distribution of (i) $105.0 million in cash, (ii) 6,532,000 warrants to purchase approximately 3,266,000 shares of common stock of GPAC and (iii) rights under a Tax Receivable Agreement. All issued and outstanding options of Sequel will vest and become exercisable for common units of Sequel entitled to the consideration above. The preferred equity holder in Sequel will receive a distribution of $30.0 million in cash and approximately $62.2 million in newly-issued preferred units in Sequel in exchange for its existing preferred interests in Sequel. The equity consideration to be issued to the preferred equity holder will have certain preferred rights, including the right to receive monthly cash distributions in an amount initially equal to 9.9% per year, subject to adjustment based on same program revenue for Sequel, and the right to approve certain actions by GPAC and Sequel. Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Sequel equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Sequel’s assets as a result of the Business Combination and certain other transactions.

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at December 31, 2016.

Other Provisions and Agreements

The Merger Agreement also (i) contains customary provisions outlining the representations and warranties made by each party for the benefit of the other parties, (ii) is subject to customary conditions to be satisfied by each party prior to consummation of the Business Combination and (iii) may be terminated under certain customary and limited circumstances prior to closing, all as discussed further in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017. The Business Combination also calls for various additional agreements including amendments to the Company’s amended and restated certificate of incorporation, the establishment of a new equity incentive plan, an amended operating agreement for Sequel, registration rights agreements, a certificate of designations for a new series of preferred stock of the Company, new warrants of the Company, a support agreement, an agreement with the sponsor, a Board agreement, new offer letters for senior management and certain restrictive covenant agreements as outlined in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017.

Results of Operations

For the period from May 19, 2015 (inception) through December 31, 2016 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015.

Our operating costs for the year ended December 31, 2016 were approximately $2,657,000, and consist of two components: (i) costs associated with governance, public reporting, insurance costs and state franchise taxes of approximately $477,000 and (ii) costs associated with professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, and negotiating and executing the Merger Agreement and related agreements with Sequel of approximately $2,180,000. Included in the governance, public reporting, insurance costs and state franchise taxes are charges of $120,000 ($10,000 per month) from our sponsor for administrative services and approximately $97,000 of franchise taxes. During the year ended December 31, 2016, interest income earned on our U.S. government treasury bills totaled approximately $330,000 and it increased over 2015 due to the longer period (full year) in 2016 and higher available interest rates on U.S. government securities.

For the period from May 19, 2015 (inception) to December 31, 2015, operating costs were approximately $346,000 and are largely associated with costs associated with governance and public reporting, insurance, as well as state franchise taxes and included approximately $50,000 related to evaluating Initial Business Combination candidates. There was no material interest income in the period ended December 31, 2015 as the Public Offering occurred late in the period and the available yield at that time was negligible.

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

Until the consummation of the Public Offering, the Company’s only sources of liquidity were the initial purchase of Founder Shares for $25,000 by the sponsor, and a total of $225,000 loaned by the sponsor against the issuance of an unsecured promissory note. These loans were non-interest bearing and were paid in full on August 4, 2015 in connection with the closing of the Public Offering.

During the year ended December 31, 2016, we used approximately $811,000 of cash in operations including approximately $80,000 transferred from the trust account to pay taxes. At December 31, 2016, the Company had approximately $237,000 of cash available outside of the trust account and had current liabilities of approximately $1,875,000 and negative working capital of approximately $1,597,000 largely due to amounts owed to professionals, consultants, advisors and others for their services in connection with the Business Combination. Funds in the trust account are not generally available for this purpose absent an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the trust account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing the Business Combination and defer a substantial amount of their fees until such completion. Further, the Company continues to generate interest income that is available to pay taxes.

Subsequent to December 31, 2016, on January 12, 2017, the Company issued a promissory note to the sponsor which permits the Company to borrow money from time to time from the sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The note is repayable in full upon consummation of the Company’s Initial Business Combination. As such, the Company believes that it has sufficient working capital to fund its operations until completion of its Initial Business Combination or, if necessary, through August 4, 2017.

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

Contractual obligations

At December 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company has a deferred tax asset of approximately $140,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at December 31, 2016 and 2015, 14,428,805 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

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

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2016 and for the period from May 19, 2015 (date of inception) to December 31, 2015.

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2016

Operating Expenses:
General and Administrative Expenses	$138,000	$121,000	$227,000	$2,171,000	$2,657,000
Loss from operations	(138,000)	(121,000)	(227,000)	(2,171,000)	(2,657,000)
Other Income:
Interest income	100,000	65,000	93,000	72,000	330,000
Net Income (Loss)	$(38,000)	$(56,000)	$(134,000)	$(2,099,000)	$(2,327,000)
Income (Loss) per common share:
Basic and diluted (1)	$(0.01)	$(0.01)	$(0.03)	$(0.44)	$(0.49)
Weighted average shares outstanding:
Basic and diluted (1)	4,748,000	4,752,000	4,763,000	4,745,000	4,787,000

Balance Sheet Data (at period end)
Cash	$893,000	$775,000	$645,000	$237,000	$237,000
Investments and cash held in trust	$155,393,000	$155,396,000	$155,480,000	$155,543,000	$155,543,000
Total Assets	$156,436,000	$156,276,000	$156,197,000	$155,821,000	$155,821,000
Deferred Underwriting Fee	$4,658,000	$4,658,000	$4,658,000	$4,658,000	$4,658,000
Total Liabilities	$4,859,000	$4,755,000	$4,810,000	$6,533,000	$6,533,000
Common stock subject to possible redemption	$146,577,000	$146,521,000	$146,387,000	$144,288,000	$144,288,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Period from May 19, 2015 (date of inception) to December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	May 19, 2015 (inception) to December 31, 2015

Operating Expenses:
General and Administrative Expenses	$-	$-	$149,000	$197,000	$346,000
Loss from operations	-	-	(149,000)	(197,000)	(346,000)
Other Income:
Interest income	-	-	-	43,000	43,000
Net Income (Loss)	$-	$-	$(149,000)	$(154,000)	$(303,000)
Income (Loss) per common share:
Basic and diluted (1)	$-	$-	$(0.03)	$(0.03)	$(0.07)
Weighted average shares outstanding:
Basic and diluted (1)	-	-	4,406,000	4,745,000	4,446,000

Balance Sheet Data (at period end)
Cash	$-	$-	$1,129,000	$1,048,000	$1,048,000
Investments and cash held in trust	$-	$-	$155,250,000	$155,293,000	$155,293,000
Total Assets	$-	$-	$156,522,000	$156,472,000	$156,472,000
Deferred Underwriting Fee	$-	$-	$4,658,000	$4,658,000	$4,658,000
Total Liabilities	$-	$-	$4,753,000	$4,857,000	$4,857,000
Common stock subject to possible redemption	$-	$-	$146,769,000	$146,615,000	$146,615,000
Equity	$-	$-	$5,000,000	$5,000,000	$5,000,000

(1)	The presentation of the weighted average shares outstanding and income (loss) per common share for the third quarter of 2015 has been updated from the presentation in the Form 10-Q filed by the Company for such quarter to exclude shares subject to possible redemption in order to conform to the presentation in the accompanying financial statements for the period from May 19, 2015 (date of inception) to December 31, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
William Kerr	75	Chairman
Paul Zepf	52	Chief Executive Officer and Director
Andrew Cook	54	Chief Financial Officer
Gary DiCamillo	66	Vice Chairman
Jeffrey Weiss	73	Director
Pano Anthos	58	Director

William Kerr has served as the chairman of our board of directors since our initial public offering. Since May 2013, Mr. Kerr has been a partner of Eaglepoint Advisors (“Eaglepoint”), a consulting firm that works primarily with middle-market retail, consumer goods, media, technology and industrial companies and their constituencies. From 1991 until January 2010, Mr. Kerr was Executive Vice President, Chief Operating Officer, Chief Executive Officer, Chairman and finally non-executive chairman of Meredith Corporation (NYSE: MDP) a diversified media company. From January 2010 through January 2013, Mr. Kerr served as Chief Executive Officer of Arbitron, Inc., a leading media and marketing services firm. He assumed this position from his role as an independent director when the company faced a managerial crisis, and led the sale of the company to Nielsen in September 2013. Mr. Kerr has served on the board of directors of each of The Interpublic Group, a marketing solutions provider, from 2006 to the present and Penton Media, an information services company, from 2006 to November 2016. Mr. Kerr has also served on the board of directors of Whirlpool Corporation, Maytag Corporation, Principal Financial Group and StorageTek. Earlier in his career, from 1973 to 1979 he was a consultant with McKinsey and from 1979 to 1991 a Vice President of The New York Times Company. Mr. Kerr holds an M.A. and M.B.A. from Harvard University; a B.A. and M.A. from Oxford University, where he was a Rhodes Scholar; and a B.A. from the University of Washington. Mr. Kerr is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background.

Paul Zepf has served as our Chief Executive Officer since our inception. From February 2014 to June 2015, Mr. Zepf had been a managing director and Head of Strategic Initiatives at Golub Capital. Prior to joining Golub Capital, from March 2005 to February 2014, Mr. Zepf was a managing principal of Corporate Partners II Ltd, a Lazard-sponsored private equity fund formed to acquire significant stakes in public and private companies. The Corporate Partners funds focused on making privately negotiated minority stake and control investments in companies in need of capital for balance sheet repair, growth capital, or consolidations/acquisitions. Following the February 2009 spin-off of Corporate Partners from Lazard, Mr. Zepf also served as managing principal of Corporate Partners Management LLC until February 2014. Prior to that, from 2001 to 2009, he was also co-head of Lazard North American Private Equity, and, from 2001 to 2005, a managing director of Lazard LLC. Mr. Zepf was a managing principal of Lazard Alternative Investments from 2005 to 2009 and of Lazard Capital Partners from 2001 to 2009. Previously, from 1998 to 2001, Mr. Zepf was a managing director of Corporate Partners I and of Centre Partners, a middle market private equity firm. He started his career in the Merchant Banking Department at Morgan Stanley & Co. in 1987. Mr. Zepf has since 2006 been a member of the board of directors of Ironshore Ltd, a global specialty property casualty insurance company, and since June 2015 he has provided limited consulting services to an investment management company. Mr. Zepf has also served on the board of directors of BIH Holdings and CP Financial. Mr. Zepf received a B.A. and graduated with highest honors and Phi Beta Kappa from the University of Notre Dame. Mr. Zepf is the managing member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive investing and financial background.

Andrew Cook has served as our Chief Financial Officer since our inception. Mr. Cook has been a director and audit committee chairman of Blue Capital Reinsurance Holdings Ltd (NYSE: BCRH) since September 2013. Since April 2015 he has also been a director and investment committee chairman of GreyCastle Life Reinsurance (SAC) Ltd. a Bermuda based entity that participates in the life reinsurance run-off space. He served as President of Alterra Bermuda Ltd. from October 2010 to June 2013, in addition to his position as EVP — Business Development. Previously, Mr. Cook served as Chief Financial Officer of Harbor Point Ltd. from 2006 until its merger with Max Capital Corp., the combination forming Alterra Capital Holdings Ltd, in May 2010. He also served from 2006 to 2010 as deputy chairman, President and Chief Financial officer of Harbor Point Re Ltd. While at Alterra, Mr. Cook was President and Chief Executive Officer of its New Point Limited reinsurance sidecar vehicles. From 2001 to 2006, Mr. Cook was the founding Chief Financial Officer of Axis Capital Holdings Ltd. Prior to that, he served as founding Senior Vice President and Chief Financial Officer of LaSalle Re Holdings, Ltd. Mr. Cook qualified as a Canadian Chartered Professional Accountant in 1986. Mr. Cook holds a BA from the University of Western Ontario. Mr. Cook is a member of our sponsor. We anticipate that Mr. Cook will become a director effective upon the closing of the Business Combination.

Gary T. DiCamillo has served as our vice chairman of our board of directors since our initial public offering. Mr. DiCamillo has since January, 2010 been the managing partner of Eaglepoint Advisors, LLC, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that he was the former president and chief executive officer of Advantage Resourcing (formerly known as RADIA International), a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1996 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1996 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo was elected as a director of Whirlpool Corporation (NYSE:WHR) in 1997. He has been chairman of its audit committee since April 2013. He is also is a board member of The Sheridan Group, Inc., a digital and analog printing company, where since 2009 he has chaired the audit committee; a board member of Pella Corp., a window and door manufacturer, from 1993 until 2007, then again from May 2010 until the present, where he has chaired the compensation committee since May 2015; a board member of Berkshire Manufactured Products Corp., a manufacturer of aircraft engine parts, from February 2011 to July 2015, where he chaired the audit committee since May 2012; a board member of Universal Trailer Corp., a manufacturer of horse, livestock and cargo trailers for farm, recreational, and commercial markets, since March 2011 and a board member of Select Staffing Corp., a commercial and specialty contract staffing company, since May 2014, where he has chaired the compensation committee since May 2014. He serves on the boards of trustees at Rensselaer Polytechnic Institute, the Museum of Science in Boston, Spoleto Festival USA and the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute. Mr. DiCamillo is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background.

Pano Anthos has served as one of our directors since our initial public offering. Since August 2015, Mr. Anthos has been the Managing Director of XRC Labs and XRC Fund, a retail and consumer goods technology accelerator based in New York City and co-sponsored by Parsons School of Design and Kurt Salmon. Since October 2011, Mr. Anthos has been a partner of Eaglepoint, running their digital transformation practice. He has over 25 years of technology Chief Executive Officer and founder experience, having built new businesses in B2B and B2C markets across Web, social, mobile and gaming platforms. Since November 2012, Mr. Anthos has also been a co-founder of GatherEducation, a virtual reality classroom platform that recreates the physical classroom online to enable great teachers to teach students on low bandwidth, 3G networks. From September 2010 to October 2011, Mr. Anthos founded and ran Guided Launch, an advisory firm that incubated startups in the media and advertising spaces. From 2007 to August 2010, Mr. Anthos founded Hangout Industries, the first virtual reality gaming platform on Facebook, leveraging real world fashion brands and partners such as Conde Nast, Steve Madden and Paige Denim to generate brand experiences for over its players. From 2003 to 2006, Mr. Anthos founded Pantero, a semantic web integration platform that major telecom and insurance companies use to integrate multiple disparate systems. From 1984 to 2001, Mr. Anthos co-founded and built Clearcross, a global logistics platform to manage cross border shipments for global manufacturers and e-commerce companies in over 20 countries. Mr. Anthos also served on the board of directors of FCA International. Mr. Anthos holds an MIA from Columbia University, was an International Fellow and holds a BA from the University of Delaware. Mr. Anthos is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational and management background. We anticipate that Mr. Anthos will resign from his position as director, effective upon the closing of the Business Combination.

Jeffrey Weiss has served as one of our directors since our initial public offering. Mr. Weiss has been an investment banker and corporate executive at public and private companies for more than 30 years. Since May 2016, he has served as chairman of WFG Holdings, LLC, a consumer finance company. For 24 years, through June 2014, he was the founder, Chairman and Chief Executive Officer of DFC Global, an international financial services company with over $1.3 billion in revenues. In 1990, as a managing director in Bear Stearns’ merchant banking group, Mr. Weiss formed the predecessor to DFC to rollup US retail check cashing businesses. Mr. Weiss led the buyout of DFC in June 2014. In 1998, Mr. Weiss led the sale of DFC to Leonard Green Partners. DFC became a global provider of retail and internet financial services to the under-banked market, with revenues of more than $1.3 billion when sold to Lone Star Partners in June 2014. Mr. Weiss has also worked as a senior executive in industries ranging from publishing, air handling equipment, the foundry industry as well as financial services, in addition to having been the founding editor of Country Living magazine, an editor at Encyclopedia Britannica and Psychology Today magazine. Mr. Weiss graduated with a BA from Clark University and received a MS from the University of Chicago. Mr. Weiss is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background. We anticipate that Mr. Weiss will resign from his position as director, effective upon the closing of the Business Combination.

Advisors

Our advisors (i) have assisted us in sourcing potential business combination targets and (ii) have provided their business insights when we assess potential business combination targets. In this regard, they fulfill some of the same functions as our board members. However, our advisors do not perform board or committee functions, nor do they have any voting or decision-making authority on our behalf. They also are not subject to the fiduciary requirements to which our board members are subject.

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

We do not expect any of these advisors to continue as advisors of the Company following consummation of the Business Combination.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Anthos and Weiss, will expire at our 2018 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zepf, Kerr and DiCamillo, will expire at the 2017 annual meeting of stockholders.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee following consummation of our Initial Business Combination as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Kerr, DiCamillo, Anthos and Weiss. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Messrs. Kerr, DiCamillo, Anthos and Weiss are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. If we amend or grant a waiver of one or more of the provisions of our code of ethics, we intend to satisfy the requirements under item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at www.globalpartnerac.com.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Global Partner Sponsor I LLC (our sponsor)	3,881,250	20.0%
Paul Zepf (2)	3,881,250	20.0%
Andrew Cook (3)	—	—
William Kerr (4)	—	—
Gary DiCamillo (5)	—	—
Pano Anthos (6)	—	—
Jeffrey Weiss (7)	—	—
BlueMountain Capital Management, LLC (8)	1,300,000	6.7%
TD Asset Management Inc. (9)	1,295,300	6.7%
Capstone Investment Advisors, LLC (10)	1,000,000	5.2%
Davidson Kempner Capital Management LLC (11)	1,200,000	6.2%
Hudson Bay Capital Management, L.P. (12)	1,000,000	5.2%
All directors and executive officers as a group (6 individuals)	3,881,250	20.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is currently 1 Rockefeller Center, 11th Floor, New York, New York 10020.
(2)	These shares represent the founder shares held by our sponsor. Paul Zepf, our Chief Executive Officer, is the sole managing member of our sponsor. Consequently, Mr. Zepf may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Mr. Zepf, through his holdings in our sponsor, has a pecuniary interest in 865,576 founder shares. In addition, 200,095 shares are held in the Zepf 1999 Descendants’ Trust, over which Mr. Zepf does not have voting or dispositive control.
(3)	Tomahawk International Holdings Limited, an affiliate of Mr. Cook, has a pecuniary interest in 293,687 founder shares through its holdings in our sponsor.
(4)	Mr. Kerr, through his holdings in our sponsor, has a pecuniary interest in 298,204 founder shares.
(5)	Mr. DiCamillo, through his holdings in our sponsor, has a pecuniary interest in 167,713 founder shares.
(6)	Mr. Anthos, through his holdings in our sponsor, has a pecuniary interest in 77,709 founder shares.
(7)	Mr. Weiss, through his holdings in our sponsor, has a pecuniary interest in 156,170 founder shares.
(8)	According to Amendment No. 2 to Schedule 13G filed on February 10, 2017 by BlueMountain Capital Management, LLC (“BMCM”), BMCM shares voting and dispositive power over 1,300,000 shares of common stock. . BMCM acts as investment manager to, and exercises investment discretion with respect to 931,164 shares of common stock directly owned by Blue Mountain Credit Alternatives Master Fund L.P., 127,355 shares of common stock directly owned by BlueMountain Foinaven Master Fund L.P., 50,034 shares of common stock directly owned by BlueMountain Logan Opportunities Master Fund L.P., 97,156 shares of common stock directly owned by BlueMountain Equity Alternatives Master Fund L.P. and 94,291 shares of common stock directly owned by BlueMountain Montenvers Master Fund SCA SICAV-SIF. The address of the principal business office of each of the reporting persons is 280 Park Avenue, 12th Floor, New York, New York 10017.
(9)	According to Amendment No. 1 to Schedule 13G filed on February 10, 2017 by TD Asset Management Inc. and TDAM USA Inc., TD Asset Management Inc. has sole voting and dispositive power over 1,295,300 shares of common stock and TDAM USA Inc. has sole voting and dispositive power over 700 shares of common stock. The address of the principal business office of each of the reporting persons is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(10)	According to a Schedule 13G filed on February 12, 2016 by Capstone Investment Advisors, LLC, the reporting person has sole voting and dispositive power over 1,000,000 shares of common stock. The address of the reporting person is 7 World Trade Center, 250 Greenwich Street, 30th Floor, New York, New York 10007.
(11)	According to a Schedule 13G filed with the SEC on August 10, 2015, Davidson Kempner Capital Management LLC shares voting and dispositive power with certain affiliated entities over 1,200,000 shares of common stock. Davidson Kempner Capital Management LLC acts as investment manager to each such affiliated entity and is responsible for the voting and investment decisions of each such affiliated entity. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. are managing members of Davidson Kempner Capital Management LLC with voting and dispositive power over the shares held by Davidson Kempner Capital Management LLC and such affiliated entities. The address of the principal business office of each of the reporting persons is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(12)	According to a Schedule 13G filed with the SEC on January 30, 2017, Hudson Bay Capital Management, L.P. shares voting and dispositive power with Sander Gerber over 1,000,000 shares of common stock. The address of the principal business office of each of the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

See “Introduction” in Item 1 of this report.

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

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities and administrative support.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. On January 12, 2017, we issued a promissory note to our sponsor. The note permits us to borrow money from time to time from our sponsor in an aggregate principal amount of up to $1.2 million with an interest rate of 7.5% per annum. During January 2017, we borrowed $1,200,000 under the note. We intend to use the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with our initial business combination. Under this note, we have the option to convert any unpaid balance into shares of our common stock based on a share price of $10.00 per share. The note is repayable in full upon consummation of our initial business combination. Other than as described above, the terms of additional loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015 totaled approximately $47,000 and $37,500, respectively. The aggregate fees of Withum related to 2016 audit services in connection with the review of our proxy statements totaled approximately $16,500. The aggregate fees of Withum related to audit services in connection with our 2015 initial public offering totaled approximately $37,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended December 31, 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015, we did not pay Withum any audit-related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal year ended December 31, 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015, respectively, were approximately $2,500 and $2,500.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2016 and 2015.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 29, 2015, between the Company and Deutsche Bank Securities Inc. (1)
2.1	Agreement and Plan of Merger, dated as of January 11, 2017, by and among Global Partner Acquisition Corp., Sequel Youth and Family Services, LLC., Sequel Acquisition, LLC and other parties named therein. (4)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated June 1, 2015 issued to Global Partner Sponsor I LLC. (2)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated July 29, 2015, between the Company and certain security holders. (1)
10.5	Securities Subscription Agreement, dated May 19, 2015, between the Company and Global Partner Sponsor I LLC. (2)
10.6	Sponsor Warrants Purchase Agreement, dated June 11, 2015 between the Company and Global Partner Sponsor I LLC. (2)
10.7	Form of Indemnity Agreement. (3)
10.8	Administrative Services Agreement, dated July 29, 2015, between the Company and Global Partner Sponsor I LLC. (1)
10.9	Founder Share Letter Agreement, dated as of January 11, 2017, by and between the Company, Sequel Youth and Family Services, LLC and Global Partner Sponsor I LLC.(4)
10.10	Board Agreement, dated as of January 11, 2017, by and between the Company and John F. Ripley.(4)
10.11	Ripley Non-Compete Agreement, dated as of January 11, 2017, by and among the Company, Sequel Youth and Family Services, LLC and John F. Ripley. (4)
10.12	Support Agreement, dated as of January 11, 2017, by and between the Company and Global Partner Sponsor I LLC. (4)
10.13	Employee Offer Letter, dated as of January 11, 2017, by and between the Company and John Stupak. (4)
10.14	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and John Stupak. (4)
10.15	Employee Offer Letter, dated as of January 11, 2017, by and between the Company and Sybil Potts. (4)
10.16	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and Sybil Potts. (4)
10.17	Employee Offer Letter, dated as of January 11, 2017, by and between Mandy Moses. (4)
10.18	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and Mandy Moses. (4)
10.19	Promissory Note, dated as of January 12, 2017, issued by the Company to Global Partner Sponsor I LLC. (4)
14.1	Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 4, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 12, 2015.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 13, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 18, 2017.

Item 16.	Form 10-K Summary

Not applicable.

GLOBAL PARTNER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Partner Acquisition Corp.:

We have audited the accompanying balance sheets of Global Partner Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from May 19, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Partner Acquisition Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from May 19, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company must complete a business combination by August 4, 2017, otherwise the Company will cease all operations except for the purpose of winding down and liquidating. Therefore, there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

March 14, 2017

GLOBAL PARTNER ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets –	$237,000	$1,048,000
Cash	41,000	131,000
Prepaid expenses	278,000	1,179,000
Total current assets
Non-current assets -
Cash and investments held in Trust Account	155,543,000	155,293,000
Total assets	$155,821,000	$156,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$199,000	$58,000
Accrued liabilities	1,614,000	44,000
Accrued franchise taxes	62,000	97,000
Total current liabilities	1,875,000	199,000
Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	6,533,000	4,857,000

Common stock subject to possible redemption; 14,428,805 shares and 14,661,512 shares, respectively, at December 31, 2016 and 2015 (at redemption value of approximately $10.00 per share)	144,288,000	146,615,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 4,977,445 shares and 4,744,738 shares, respectively, issued and outstanding (excluding 14,428,805 and 14,661,512 shares, respectively, subject to possible redemption) at December 31, 2016 and 2015	-	-
Additional paid-in-capital	7,630,000	5,303,000
Accumulated deficit	(2,630,000)	(303,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$155,821,000	$156,472,000

See accompanying notes to financial statements

GLOBAL PARTNER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the period from May 19, 2015 (inception) to December 31, 2015

Revenues	$-	$-
General and administrative expenses	2,657,000	346,000
Loss from operations	(2,657,000)	(346,000)
Other income - interest on Trust Account	330,000	43,000
Net loss attributable to common stock	$(2,327,000)	$(303,000)
Weighted average common shares outstanding:
Basic and diluted	4,787,000	4,446,000
Net loss per common share:
Basic and diluted	$(0.49)	$(0.07)

See accompanying notes to financial statements

GLOBAL PARTNER ACQUISITION CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from May 19, 2015 (inception) to December 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor at $0.006 per share	3,881,250	$-	$25,000	$-	$25,000
Sale of Units to the public in August 2015 at $10.00 per unit	15,525,000	2,000	155,248,000	-	155,250,000
Underwriters’ discount and offering expenses	-	-	(9,765,000)	-	(9,765,000)
Sale of 12,815,000 Private Placement Warrants in August 2015 at $0.50 per warrant	-	-	6,408,000	-	6,408,000
Proceeds subject to possible redemption of 14,676,855 shares at redemption value	(14,661,512)	(2,000)	(146,613,000)	-	(146,615,000)
Net loss attributable to common stock	-	-	-	(303,000)	(303,000)

Balances, December 31, 2015	4,744,738	-	5,303,000	(303,000)	5,000,000

Change in proceeds subject to possible redemption	232,707	-	2,327,000	-	2,327,000
Net loss attributable to common stock	-	-	-	(2,327,000)	(2,327,000)

Balance, December 31, 2016	4,977,445	$-	$7,630,000	$(2,630,000)	$5,000,000

See accompanying notes to financial statements

GLOBAL PARTNER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the Period from May 19, 2015 (inception) to December 31, 2015
Cash flow from operating activities:
Net loss	$(2,327,000)	$(303,000)
Adjustments to reconcile net loss to net cash used in operations:
(Increase) decrease in prepaid expenses	90,000	(131,000)
Increase in accounts payable and accrued liabilities and franchise taxes	1,676,000	199,000
Trust income retained in Trust Account	(250,000)	(43,000)
Net cash used in operating activities	(811,000)	(278,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(155,250,000)
Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	225,000
Proceeds from sale of Public Offering Units	-	155,250,000
Proceeds from sale of Private Placement Warrants	-	6,408,000
Payment of underwriting discounts	-	(4,658,000)
Payment of offering costs	-	(449,000)
Payment of notes payable and advances – related party	-	(225,000)
Net cash provided by financing activities	-	156,576,000

Net increase (decrease) in cash	(811,000)	1,048,000
Cash at beginning of period	1,048,000	-
Cash at end of period	$237,000	$1,048,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$4,658,000

See accompanying notes to financial statements

GLOBAL PARTNER ACQUISITION CORP.
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Global Partner Acquisition Corp. (the “Company” or “GPAC”) was incorporated in Delaware on May 19, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2016, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through December 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance an Initial Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, including the underwriters’ exercise of the over-allotment option in full (as described in Note 4) and approximately $6,408,000 of gross proceeds from a concurrent private placement (as described in Note 5). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds of the Public Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units (as defined below) sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Initial Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination with a Target Business. As used herein, a “Target Business” is one or more businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards, Board (“FASB”) Accounting Standards Update (“ASC”) 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering to complete the Initial Business Combination. See Liquidation and Going Concern below.

Liquidation and Going Concern:

The Company will only have 24 months from the closing date of the Public Offering (until August 4, 2017) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it has waived its rights to participate in any redemption with respect to its initial shares; however, if the initial stockholder or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern as of December 31, 2016. No adjustments have been made to the carrying amounts of assets or liabilities as of such date should the Company be required to liquidate after August 4, 2017.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At December 31, 2016, the Company had current liabilities of approximately $1,875,000 and negative working capital of approximately $1,597,000 largely due to amounts owed to professionals, consultants, advisors and others for their services in connection with the Business Combination (see Note 2). Funds in the Trust Account are not generally available for this purpose absent an Initial Business Combination. The majority of the Company’s current liabilities are due to parties who have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing the Business Combination described in Note 2 and defer a substantial amount of their fees until such completion or on a contingency basis. Further, the Company continues to generate interest income that is available to pay taxes. Additionally, as discussed further in Note 5, subsequent to December 31, 2016, on January 12, 2017, the Company issued a promissory note to the Sponsor which permits the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000. During January 2017, the Company borrowed $1,200,000 under the note. The note is repayable in full upon consummation of the Company’s Initial Business Combination. As such, the Company believes that it has sufficient working capital to fund its operations until completion of its Initial Business Combination or, if necessary, through August 4, 2017.

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

Subsequent to December 31, 2016 on January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Merger Agreement, the Company will acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Business Combination”).

Sequel is a national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. Sequel provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel is headquartered in Huntsville, Alabama,

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, GPAC will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Sequel comprising the ongoing operations of the combined company, Sequel’s senior management comprising the senior management of the combined company, and the fact that a majority of the directors of the company post-Business Combination will be the owners or managers of Sequel or individuals identified by Sequel for election to the board. For accounting purposes, Sequel will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sequel (i.e., a capital transaction involving the issuance of stock by GPAC for the equity interests of Sequel). Accordingly, the consolidated assets, liabilities and results of operations of Sequel will become the historical financial statements of the combined company, and GPAC’s assets, liabilities and results of operations will be consolidated with Sequel beginning on the acquisition date.

Merger Consideration

The Sequel common equity holders will receive in consideration for their common units in Sequel newly issued class B limited liability company common units in Sequel, which will be exchangeable initially for 4,500,000 shares of common stock of GPAC. Immediately following the Business Combination, under the Merger Agreement, the Sequel common equity holders will also receive a distribution of (i) $105.0 million in cash, (ii) 6,532,000 warrants to purchase approximately 3,266,000 shares of common stock of GPAC and (iii) rights under a Tax Receivable Agreement. All issued and outstanding options of Sequel will vest and become exercisable for common units of Sequel entitled to the consideration above. The preferred equity holder in Sequel will receive a distribution of $30.0 million in cash and approximately $62.2 million in newly-issued preferred units in Sequel in exchange for its existing preferred interests in Sequel. The equity consideration to be issued to the preferred equity holder will have certain preferred rights, including the right to receive monthly cash distributions in an amount initially equal to 9.9% per year, subject to adjustment based on same program revenue for Sequel, and the right to approve certain actions by GPAC and Sequel. Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Sequel equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Sequel’s assets as a result of the Business Combination and certain other transactions.

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at December 31, 2016.

Other Provisions and Agreements

The Merger Agreement also (i) contains customary provisions outlining the representations and warranties made by the parties for the benefit of the other party, (ii) is subject to customary conditions to be satisfied by each party prior to consummation of the Business Combination and (iii) may be terminated under certain customary and limited circumstances prior to closing, all as discussed further in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017. The Business Combination also calls for various additional agreements including amendments to the Company’s amended and restated certificate of incorporation, the establishment of a new equity incentive plan, an amended operating agreement for Sequel, registration rights agreements, a certificate of designations for a new series of preferred stock of the Company, new warrants of the Company, a support agreement, an agreement with the sponsor, a Board agreement, new offer letters for senior management and certain restrictive covenant agreements as outlined in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). All dollar amounts are rounded to the nearest thousand dollars and certain reclassifications have been made to the balance sheet at December 31, 2015 to conform to the current presentation.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2016 and 2015, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company has a deferred tax asset of approximately $150,000 and $100,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016 or 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 or 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at December 31, 2016 and 2015, 14,428,805 and 14,661,512, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 – PUBLIC OFFERING

On August 4, 2015, the Company closed the Public Offering for the sale of 15,525,000 Units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment option yielding gross proceeds of $155,250,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to the 24-month period allotted to complete the Initial Business Combination, the Warrants will expire at the end of such period. The Company has agreed to use its best efforts following the completion of the Initial Business Combination to file a new registration statement under the Securities Act, to cover the shares of common stock issuable upon the exercise of the warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants issued as part of the 15,525,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 3% of the gross proceeds of the Public Offering to the underwriters at the closing of the Public Offering (approximately $4,658,000), with an additional fee (the “Deferred Discount”) of 3% of the gross proceeds payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

In addition, on August 4, 2015, the Sponsor paid the Company approximately $6,408,000 in a private placement for the purchase of 12,815,000 warrants at a price of $0.50 per warrant (the “Private Placement Warrants”) - see also Note 5.

NOTE 5 – RELATED PARTY TRANSACTIONS, INCLUDING SUBSEQUENT EVENT

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

The Company’s initial stockholder has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (A) one year after the completion of the Initial Business Combination, or earlier if, subsequent to the Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants;

Upon the closing of the Public Offering on August 4, 2015, the Sponsor paid the Company approximately $6,408,000 in a private placement for the purchase of 12,815,000 warrants (including warrants issued in connection with the exercise of the over-allotment option) at a price of $0.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of common stock at $5.75 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete an Initial Business Combination, then the proceeds from the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

Related Party Loans, Including Subsequent Event:

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

Subsequent to December 31, 2016, on January 12, 2017, the Company issued a promissory note to the Sponsor. The note permits the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company intends to use the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with the Company’s Initial Business Combination. Under this note, the Company has the option to convert any unpaid balance into shares of the Company’s common stock based on a share price of $10.00 per share. The note is repayable in full upon consummation of the Company’s Initial Business Combination.

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month for office space, utilities and administrative support to the Sponsor. Services commenced on July 29, 2015, the date the securities were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation by the Company of the Initial Business Combination or the liquidation of the Company.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At December 31, 2016 and 2015, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at December 31, 2016 mature in March 2017. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet at December 31, 2016 and 2015 and adjusted for the amortization or accretion of premiums or discounts. Approximately $1,000 and $417,000, respectively, of the balance in the Trust Account was held in cash at December 31, 2016 and 2015. During the year ended December 31, 2016 approximately $80,000 was released from the Trust Account to the Company to pay taxes. Subsequent to December 31, 2016, in February 2017, an additional $67,000 was released from the Trust Account to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the tables present the carrying value under FASB ASC 320. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying Value at December 31, 2016	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
U.S. Government Treasury Bills	$155,542,000	$(15,000)	$155,527,000
Cash	1,000	-	1,000
Total	$155,543,000	$(15,000)	$155,528,000

Description	Carrying Value at December 31, 2015	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1).
Assets:
U.S. Government Treasury Bills	$154,876,000	$(10,000)	$154,866,000
Cash	417,000	-	417,000
Total	$155,293,000	$(10,000)	$155,283,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At December 31, 2016 and 2015, there were 19,406,250 shares of common stock issued and outstanding, including shares subject to redemption at that date.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2016, there were no shares of preferred stock issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2017	Global Partner Acquisition Corp.

	By:	/s/ Paul Zepf
	Name:	Paul Zepf
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Zepf	Chief Executive Officer and Director	March 14, 2017
Paul Zepf	(Principal Executive Officer)

/s/ Andrew Cook	Chief Financial Officer and Secretary	March 14, 2017
Andrew Cook	(Principal Financial and Accounting Officer)

/s/ William Kerr	Chairman of the Board of Directors	March 14, 2017
William Kerr

/s/ Gary DiCamillo	Vice Chairman of the Board of Directors	March 14, 2017
Gary DiCamillo

/s/ Jeffrey Weiss	Director	March 14, 2017
Jeffrey Weiss

/s/ Pano Anthos	Director	March 14, 2017
Pano Anthos

64