Form 10-Q
period 2017-03-31
Global Partner Acquisition Corp.
filed 2017-05-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37523

GLOBAL PARTNER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Allison Lane Thornwood, NY	10594
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (646) 756-2877

1 Rockefeller Plaza, 11th Fl, New York, NY 10020

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒     No ☐

As of May 1, 2017, there were 19,406,250 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets –
Cash	$230,000	$237,000
Prepaid expenses	65,000	41,000
Total current assets	295,000	278,000

Non-current assets -
Cash and investments held in Trust Account	155,722,000	155,543,000

Total assets	$156,017,000	$155,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$34,000	$199,000
Accrued liabilities	872,000	1,614,000
Accrued taxes	150,000	62,000
Notes payable and accrued interest – related party	1,218,000	-
Total current liabilities	2,274,000	1,875,000

Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	6,932,000	6,533,000

Common stock subject to possible redemption; 14,408,544 shares and 14,428,805 shares, respectively, at March 31, 2017 and December 31, 2016 (at redemption value of approximately $10.00 per share)	144,085,000	144,288,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 4,997,706 shares and 4,977,445 shares, respectively, issued and outstanding (excluding 14,408,544 and 14,428,805 shares, respectively, subject to possible redemption) at March 31, 2017 and December 31, 2016	-	-
Additional paid-in-capital	7,833,000	7,630,000
Accumulated deficit	(2,833,000)	(2,630,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$156,017,000	$155,821,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2017	2016

Revenues	$-	$-
General and administrative expenses	314,000	138,000
Loss from operations	(314,000)	(138,000)
Other income (expense)
Interest income on Trust Account	179,000	100,000
Interest expense on Notes payable – related party	(18,000)	-
Loss before income tax	(153,000)	(38,000)
Provision for income tax	(50,000)	-
Net loss attributable to common stock	$(203,000)	$(38,000)

Weighted average common shares outstanding:
Basic and diluted	4,986,000	4,748,000
Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2016	4,977,445	$-	$7,630,000	$(2,630,000)	$5,000,000

Change in proceeds subject to possible redemption		-	203,000	-	203,000
Net loss	20,261	-	-	(203,000)	(203,000)

Balances, March 31, 2017	4,997,706	$-	$7,833,000	$(2,833,000)	$5,000,000

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(203,000)	$(38,000)
Adjustments to reconcile net loss to net cash used in operations:
Increase in prepaid expenses	(24,000)	(19,000)
Increase (decrease) in accounts payable and accrued expenses and taxes, net	(801,000)	2,000
Trust income retained in Trust Account	(179,000)	(100,000)
Net cash used in operating activities	(1,207,000)	(155,000)

Cash flows from financing activities: Proceeds from notes payable – related party	1,200,000	-

Net decrease in cash	(7,000)	(155,000)
Cash at beginning of period	237,000	1,048,000
Cash at end of period	$230,000	$893,000

Supplemental disclosure of non-cash financing activities:
Non-cash interest	$18,000	$-

See accompanying notes to condensed financial statements

GLOBAL PARTNER ACQUISITION CORP.
Notes to Condensed Financial Statements

(unaudited)

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

At March 31, 2017, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through March 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance an Initial Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, including the underwriters’ exercise of the over-allotment option in full (as described in Note 4) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 4). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern at March 31, 2017. No adjustments have been made to the carrying amounts of assets or liabilities as of such date should the Company be required to liquidate after August 4, 2017.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At March 31, 2017, the Company had current liabilities of approximately $2,274,000 and negative working capital of approximately $1,979,000. Of these amounts, approximately $150,000 represents accrued taxes (which can be paid with interest earned from the Trust Account), approximately $1,218,000 is payable to our Sponsor upon the consummation of an Initial Business Combination (see Note 5) and approximately $905,000 largely represents amounts owed to professionals, consultants, advisors and others for their services in connection with the Company’s proposed Initial Business Combination (see Note 2). Funds in the Trust Account are not generally available to pay professionals, consultants, advisors and others absent an Initial Business Combination and the majority of such parties have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors (excluding our independent registered public accounting firm) and others will continue assisting the Company with completing the Initial Business Combination described in Note 2 and defer a substantial amount of their fees until such completion or on a contingency basis. Further, the Company continues to generate interest income that is available to pay taxes. As such, the Company believes that it has sufficient working capital at March 31, 2017 to fund its operations until completion of its Initial Business Combination or, if necessary, through August 4, 2017.

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

Sequel is a national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. Sequel provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel is headquartered in Huntsville, Alabama.

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

Merger Consideration

The Sequel common equity holders will receive in consideration for their common units in Sequel newly issued class B limited liability company common units in Sequel, which will be exchangeable initially for 4,500,000 shares of common stock of GPAC. Immediately following the Business Combination, under the Merger Agreement, the Sequel common equity holders will also receive a distribution of (i) $105.0 million in cash, (ii) 6,532,000 warrants to purchase approximately 3,266,000 shares of common stock of GPAC and (iii) rights under a Tax Receivable Agreement. All issued and outstanding options of Sequel will vest and become exercisable for common units of Sequel entitled to the consideration above. The preferred equity holder in Sequel will receive a distribution of $30.0 million in cash and approximately $62.2 million in newly-issued preferred units in Sequel in exchange for its existing preferred interests in Sequel. The Preferred Equity Consideration will have certain preferred rights, including the right to receive monthly cash distributions in an amount initially equal to 9.9% per year, subject to adjustment based on same program revenue for Sequel and to approve certain actions by the Company and Sequel. Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Sequel equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Sequel’s assets as a result of the Initial Business Combination and certain other transactions.

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at March 31, 2017.

Other Provisions and Agreements

The Merger Agreement also (i) contains customary provisions outlining the representations and warranties made by the parties for the benefit of the other party, (ii) is subject to customary conditions to be satisfied by each party prior to consummation of the Business Combination and (iii) may be terminated under certain customary and limited circumstances prior to closing, all as discussed further in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017. The Merger Agreement may be terminated and the Business Combination abandoned, among other things, at any time prior to the closing by the Company or Sequel if the closing of the Business Combination has not occurred by May 15, 2017 (this date will automatically be extended to June 15, 2017 if the proxy statement has been mailed to the Company’s stockholders by May 15, 2017 but the stockholder meeting has not yet occurred).

While the Company intends to seek an extension of the termination date of the Merger Agreement, there can be no assurances that the Merger Agreement termination date will be extended or, if extended, that the Company will complete the Business Combination.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and December 31, 2016, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017 and 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $275,000 and $225,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The Company has excluded approximately $2.8 million of business combination related costs from this calculation due to uncertainty of tax deductibility after the Initial Business Combination.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017 or December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Accordingly, at March 31, 2017 and December 31, 2016, 14,408,544 and 14,428,805, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

At March 31, 2017 and December 31, 2016, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at December 31, 2016 matured in March 2017 and the U. S. government treasury bills held at March 31, 2017 mature in April 2017. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet at March 31, 2017 and December 31, 2016 and adjusted for the amortization or accretion of premiums or discounts. Approximately $72,000 and $1,000, respectively, of the balance in the Trust Account was held in cash at March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017 and 2016, no amounts were released from the Trust Account to the Company to pay taxes. Subsequent to March 31, 2017, in April 2017, approximately $67,000 was released from the Trust Account to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Gross Unrealized	Quoted Prices in Active
Description	March 31, 2017	Holding Gain	Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$155,650,000	$2,000	$155,652,000
Cash	72,000	-	72,000

Total	$155,722,000	$2,000	$155,724,000

	Carrying Value at	Gross Unrealized	Quoted Prices in Active
Description	December 31, 2016	Holding Loss	Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$155,542,000	$(15,000)	$155,527,000
Cash	1,000	-	1,000

Total	$155,543,000	$(15,000)	$155,528,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At March 31, 2017, there were 19,406,250 shares of common stock issued and outstanding, including 14,408,544 shares which are subject to redemption at that date.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2017, there were no shares of preferred stock issued and outstanding.

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

Sequel is a national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. Sequel provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel is headquartered in Huntsville, Alabama.

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

The Sequel common equity holders will receive in consideration for their common units in Sequel newly issued class B limited liability company common units in Sequel, which will be exchangeable initially for 4,500,000 shares of common stock of GPAC. Immediately following the Business Combination, under the Merger Agreement, the Sequel common equity holders will also receive a distribution of (i) $105.0 million in cash, (ii) 6,532,000 warrants to purchase approximately 3,266,000 shares of common stock of GPAC and (iii) rights under a Tax Receivable Agreement. All issued and outstanding options of Sequel will vest and become exercisable for common units of Sequel entitled to the consideration above. The preferred equity holder in Sequel will receive a distribution of $30.0 million in cash and approximately $62.2 million in newly-issued preferred units in Sequel in exchange for its existing preferred interests in Sequel. The Preferred Equity Consideration will have certain preferred rights, including the right to receive monthly cash distributions in an amount initially equal to 9.9% per year, subject to adjustment based on same program revenue for Sequel and to approve certain actions by the Company and Sequel. Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Sequel equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Sequel’s assets as a result of the Initial Business Combination and certain other transactions.

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.00 at March 31, 2017.

The Merger Agreement also (i) contains customary provisions outlining the representations and warranties made by the parties for the benefit of the other party, (ii) is subject to customary conditions to be satisfied by each party prior to consummation of the Business Combination and (iii) may be terminated under certain customary and limited circumstances prior to closing, all as discussed further in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on January 25, 2017 and in the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017. The Merger Agreement may be terminated and the Business Combination abandoned, among other things, at any time prior to the closing by the Company or Sequel if the closing of the Business Combination has not occurred by May 15, 2017 (this date will automatically be extended to June 15, 2017 if the proxy statement has been mailed to the Company’s stockholders by May 15, 2017 but the stockholder meeting has not yet occurred).

While the Company intends to seek an extension of the termination date of the Merger Agreement, there can be no assurances that the Merger Agreement termination date will be extended or, if extended, that we will complete the Business Combination. See “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2017 as well as in this report.

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

As indicated in the accompanying financial statements, at March 31, 2017, we had approximately $230,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful. The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”).

Results of Operations

For the period from May 19, 2015 (inception) through March 31, 2017 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015. Our operating costs for the three months ended March 31, 2017 and 2016 were approximately $314,000 and $138,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $29,000 and $25,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services. Our operating costs for the three months ended March 31, 2017 and 2016 also include costs associated with a potential Business Combination of approximately $100,000 and $-0-, respectively. During the three months ended March 31, 2017 and 2016, interest income earned on our U.S. government treasury bills totaled approximately $179,000 and $100,000, respectively.

The provision for income taxes for the three months ended March 31, 2017 reflects the federal income taxes on income from the Trust net of expenses which are currently deductible.

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

During the three months ended March 31, 2017, we used approximately $1,207,000 of cash in operations. At March 31, 2017, we had approximately $230,000 of cash available outside of the Trust Account to fund our search for a Business Combination. We believe that we will have sufficient resources to fund our operations and our search for a Business Combination through the period that ends with our liquidation.

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

Contractual obligations

At March 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017 and 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $275,000 and $225,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at March 31, 2017 and December 31, 2016, 14,408,544 and 14,428,805, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of March 31, 2017, we had not commenced any operations or generated any revenues. All activity through March 31, 2017 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2017, the Trust Account is invested primarily in U.S. government treasury bills. Therefore, we do not believe there is currently a material interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

There can be no assurances that the Merger Agreement termination date will be extended or, if extended, that we will complete the Business Combination.

The Merger Agreement may be terminated and the Business Combination abandoned, among other things, at any time prior to the closing by us or Sequel if the closing of the Business Combination has not occurred by May 15, 2017 (this date will automatically be extended to June 15, 2017 if the proxy statement has been mailed to our stockholders by May 15, 2017 but the stockholder meeting has not yet occurred).  While we intend to seek an extension of the termination date of the Merger Agreement, there can be no assurances that the Merger Agreement termination date will be extended or, if extended, that we will complete the Business Combination.  If we are unable to extend the termination date of the Merger Agreement, we will only have until August 4, 2017 to consummate an alternate business combination.

If we have not completed our initial business combination by August 4, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*+	Agreement and Plan of Merger, dated as of January 11, 2017, by and among Global Partner Acquisition Corp., Sequel Youth and Family Services, LLC., Sequel Acquisition, LLC and other parties named therein.
10.1*	Founder Share Letter Agreement, dated as of January 11, 2017, entered by Global Partner Sponsor I LLC.
10.2*	Board Agreement, dated as of January 11, 2017, by and between Global Partner Acquisition Corp. and John F. Ripley.
10.3*	Ripley Non-Compete Agreement, dated as of January 11, 2017, by and among Global Partner Acquisition Corp., Sequel Youth and Family Services, LLC and John F. Ripley.
10.4*	Support Agreement, dated as of January 11, 2017, by and between Global Partner Acquisition Corp. and Global Partner Sponsor I LLC.
10.5*	Employee Offer Letter, dated as of January 11, 2017, executed by John Stupak.
10.6*	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and John Stupak.
10.7*	Employee Offer Letter, dated as of January 11, 2017, executed by Sybil Potts.
10.8*	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and Sybil Potts.
10.9*	Employee Offer Letter, dated as of January 11, 2017, executed by Mandy Moses.
10.10*	Confidentiality, Non-Solicitation and Proprietary Rights Agreement, dated as of January 11, 2017, by and between Sequel Youth and Family Services, LLC and Mandy Moses.
10.11*	Promissory Note, dated as of January 12, 2017, issued by Global Partner Acquisition Corp. to Global Partner Sponsor I LLC.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). GPAC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on January 18, 2017.
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP.

Dated: May 9, 2017	/s/ Paul Zepf
Name: Paul Zepf Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	/s/ Andrew Cook
Name: Andrew Cook Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

