Form 10-Q
period 2017-06-30
Global Partner Acquisition Corp.
filed 2017-08-08
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 15,989,770 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets –
Cash	$188,000	$237,000
Prepaid expenses	33,000	41,000
Total current assets	221,000	278,000

Non-current assets -
Cash and investments held in Trust Account	155,781,000	155,543,000

Total assets	$156,002,000	$155,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$11,000	$199,000
Accrued liabilities	957,000	1,614,000
Accrued taxes	108,000	62,000
Notes payable and accrued interest – related party	1,240,000	-
Total current liabilities	2,316,000	1,875,000

Other liabilities –
Deferred underwriting compensation	4,658,000	4,658,000
Total liabilities	6,974,000	6,533,000

Common stock subject to possible redemption; 14,364,041 shares and 14,428,805 shares, respectively, at June 30, 2017 and December 31, 2016 (at redemption value of approximately $10.03 per share)	144,028,000	144,288,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 5,042,209 shares and 4,977,445 shares, respectively, issued and outstanding (excluding 14,364,041 and 14,428,805 shares, respectively, subject to possible redemption) at June 30, 2017 and December 31, 2016	-	-
Additional paid-in-capital	7,890,000	7,630,000
Accumulated deficit	(2,890,000)	(2,630,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$156,002,000	$155,821,000

See accompanying notes to condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
General and administrative expenses	246,000	121,000	560,000	259,000
Loss from operations	(246,000)	(121,000)	(560,000)	(259,000)
Other income (expense)
Interest income on Trust Account	261,000	65,000	440,000	165,000
Interest expense on Notes payable – related party	(22,000)	-	(40,000)	-
Loss before income tax	(7,000)	(56,000)	(160,000)	(94,000)
Provision for income tax	(50,000)	-	(100,000)	-
Net loss attributable to common stock	$(57,000)	$(56,000)	$(260,000)	$(94,000)
Weighted average common shares outstanding:
Basic and diluted	5,013,000	4,752,000	5,000,000	4,750,000
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)

See accompanying notes to condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2016	4,977,445	$-	$7,630,000	$(2,630,000)	$5,000,000
Change in proceeds subject to possible redemption	64,764	-	260,000	-	260,000
Net loss	-	-	-	(260,000)	(260,000)
Balances, June 30, 2017	5,042,209	$-	$7,890,000	$(2,890,000)	$5,000,000

See accompanying notes to condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(260,000)	$(94,000)
Adjustments to reconcile net loss to net cash used in operations:
Decrease in prepaid expenses	8,000	26,000
Increase in accounts payable, accrued liabilities and accrued taxes, net	(759,000)	(102,000)
Trust income retained in Trust Account	(238,000)	(103,000)
Net cash used in operating activities	(1,249,000)	(273,000)

Cash flows from financing activities: Proceeds from notes payable – related party	1,200,000	-

Net decrease in cash	(49,000)	(273,000)
Cash at beginning of period	237,000	1,048,000
Cash at end of period	$188,000	$775,000

Supplemental disclosure of non-cash financing activities:
Non-cash interest	$18,000	$-

See accompanying notes to condensed financial statements.

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

At June 30, 2017, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through June 30, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance an Initial Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, including the underwriters’ exercise of the over-allotment option in full (as described in Note 4) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 4). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. See below as well as Notes 5, 6 and 7 regarding redemptions of common stock and the release of a portion of the funds from the Trust Account in connection with stockholder approval, subsequent to June 30, 2017, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Initial Business Combination.

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

Subsequent to June 30, 2017, on August 3, 2017, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date on which the Company must liquidate the Trust Account if the Company has not completed an initial business combination, from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for an initial business combination by November 6, 2017), and to permit the withdrawal of funds from the Trust Account to pay stockholders who properly exercise their redemption rights in connection with the related Extension Amendment. Stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 6 and 7.

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

Subsequent to June 30, 2017, on August 3, 2017, the Company’s stockholders agreed to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an Initial Business Combination from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) or such earlier date as determined by the Board of Directors of the Company. Under the Extension Amendment, public stockholders had the right to redeem their pro rata portion of the funds in the Trust Account and stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 6 and 7.

Accordingly, the Company will only have until November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) to complete the Initial Business Combination. See Liquidation and Going Concern below.

Liquidation and Going Concern:

As noted in Initial Business Combination above, subsequent to June 30, 2017, on August 3, 2017, pursuant to the Extension Amendment, the Company will only have until November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by that date, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern at June 30, 2017. No adjustments have been made to the carrying amounts of assets or liabilities as of such date should the Company be required to liquidate after November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for an Initial Business Combination by November 6, 2017).

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At June 30, 2017, the Company had current liabilities of approximately $2,316,000 and negative working capital of approximately $2,095,000. Of these amounts, approximately $108,000 represents accrued taxes (which can be paid with interest earned from the Trust Account), approximately $1,240,000 is payable to our Sponsor upon the consummation of an Initial Business Combination (see Note 5), approximately $50,000 represents unpaid administrative fees payable to our Sponsor and approximately $918,000 largely represents amounts owed to professionals, consultants, advisors and others for their services in connection with a terminated Initial Business Combination. Funds in the Trust Account are not generally available to pay professionals, consultants, advisors and others absent an Initial Business Combination and the majority of such parties have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors (excluding our independent registered public accounting firm) and others will continue assisting the Company with completing the Initial Business Combination and defer a portion of their fees until such completion or on a contingency basis. Additionally, the Company has had discussions with members of our Sponsor about providing up to $1.0 million of additional financing in the form of loans or advances to fund expenses in connection with the consummation of an Initial Business Combination, but there are no agreements for such financing currently in place. Further, the Company continues to generate interest income that is available to pay taxes. As such, the Company believes that it has sufficient working capital at June 30, 2017 (assuming the subsequent receipt of the additional funding from the Sponsor which is not currently in place) to fund its operations until completion of its Initial Business Combination or, if necessary, through November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017).

NOTE 2 – BUSINESS COMBINATION – AGREEMENT AND TERMINATION

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Merger Agreement, the Company agreed to acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Business Combination”).

On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Merger Agreement. Sequel’s termination was as a result of the transactions contemplated by the Merger Agreement not being completed on or prior to May 15, 2017 as required. Material terms of the Merger Agreement are set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2017.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and December 31, 2016, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2017 and 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $350,000 and $225,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. The Company has excluded approximately $2.9 million of business combination related costs from this calculation due to the uncertainty of tax deductibility after the Initial Business Combination.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017 or December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital.

Accordingly, at June 30, 2017 and December 31, 2016, 14,364,041 and 14,428,805, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

Subsequent to June 30, 2017 on August 3, 2017 in connection with stockholder approval of the Extension Amendment, stockholders representing 3,416,480 shares elected to redeem their shares as discussed further in Notes 6 and 7.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 – PUBLIC OFFERING

On August 4, 2015, the Company closed the Public Offering for the sale of 15,525,000 Units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment option yielding gross proceeds of $155,250,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to the period allotted to complete the Initial Business Combination (November 6, 2017 or February 5, 2018 if the Company has executed a definitive agreement for an initial business combination by November 6, 2017), the Warrants will expire at the end of such period. The Company has agreed to use its best efforts following the completion of the Initial Business Combination to file a new registration statement under the Securities Act, to cover the shares of common stock issuable upon the exercise of the warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants issued as part of the 15,525,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month for office space, utilities and administrative support to the Sponsor. Services commenced on July 29, 2015, the date the securities were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation by the Company of the Initial Business Combination or the liquidation of the Company. Administrative services charges earned but not paid under the agreement aggregating $50,000 are included in accrued liabilities at June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at December 31, 2016 matured in March 2017 and the U. S. government treasury bills held at June 30, 2017 mature in August 2017. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet at June 30, 2017 and December 31, 2016 and adjusted for the amortization or accretion of premiums or discounts. Approximately $1,000 and $1,000, respectively, of the balance in the Trust Account was held in cash at June 30, 2017 and December 31, 2016. During the three and six months ended June 30, 2017 and during the three and six months ended June 30, 2016 approximately $202,000 and $61,000, respectively, was released from the Trust Account to the Company to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Gross Unrealized	Quoted Prices in Active
Description	June 30, 2017	Holding Gain	Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$155,780,000	$(5,000)	$155,775,000
Cash	1,000	-	1,000
Total	$155,781,000	$(5,000)	$155,776,000

	Carrying Value at	Gross Unrealized	Quoted Prices in Active
Description	December 31, 2016	Holding Loss	Markets (Level 1)
Assets
U.S. Government
Treasury Bills	$155,542,000	$(15,000)	$155,527,000
Cash	1,000	-	1,000
Total	$155,543,000	$(15,000)	$155,528,000

Subsequent to June 30, 2017, on August 3, 2017, in connection with stockholder approval of the Company’s Amended and Restated Certificate of Incorporation, stockholders representing 3,416,480 shares elected to redeem their shares for a pro rata share of the amount in the Trust Account resulting in approximately $34,269,000 to be removed from the Trust Account in connection with such redemptions at a redemption value of approximately $10.03 per share. After payment of redemptions the remaining amount in the Trust Account was approximately $121,563,000. Subsequent to June 30, 2017 and prior to the redemptions on August 3, 2017, the Company withdrew approximately $58,000 from the Trust Account to pay taxes.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At June 30, 2017 and December 31, 2016, there were 19,406,250 shares of common stock issued and outstanding. At June 30, 2017 and December 31, 2016, 14,364,041 and 14,428,805, respectively, outstanding shares were subject to redemption.

As discussed further in Note 6, subsequent to June 30, 2017 on August 3, 2017, shareholders representing 3,416,480 shares elected to redeem their shares which reduced the number of outstanding shares from 19,406,250 to 15,989,770 upon redemption in August 2017.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may result in a decrease in the prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	a decrease in the prevailing market prices for our common stock and/or warrants.

●	default and foreclosure on our assets if our operating revenues after a Business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Merger Agreement, the Company agreed to acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Business Combination”).

Sequel is a national provider of diversified behavioral healthcare services for individuals with behavioral, emotional, or physical challenges. Sequel provides service offerings across three primary program types, i) residential treatment centers, ii) intensive treatment programs, and iii) community-based services. Sequel is headquartered in Huntsville, Alabama.

On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Merger Agreement. Sequel’s termination was as a result of the transactions contemplated by the Merger Agreement not being completed on or prior to May 15, 2017 as required.

Subsequent to June 30, 2017 on August 3, 2017, the Company’s stockholders agreed to amend the Company’s amended and restated certificate of incorporation pursuant to an “Extension Amendment,” to extend the date by which the Company must (i) consummate an Initial Business Combination, (ii) cease its operations if it fails to complete such Initial Business Combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on August 4, 2015 from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) or such earlier date as determined by the Board. Under the Extension Amendment, public stockholders will have the right to redeem their pro rata portion of the funds in the Trust Account.

As extended subsequent to June 30, 2017 on August 3, 2017, the Company will only have until November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) to complete the Business Combination. However, there can be no assurances that the we will complete an Initial Business Combination. See “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2017 and Part II Other Information, Item 1A Risk Factors.

Subsequent to June 30, 2017 on July 24, 2017, the Company entered into a non-binding letter of intent relating to a business combination (the “Letter of Intent”) with Purple Innovation, LLC (“Purple”). Purple is a leading comfort technology company which designs and manufactures products to improve how people sleep, sit, and stand. It designs and manufactures a range of comfort technology products, including mattresses, pillows, and cushions, using its patented Hyper-Elastic Polymer® technology designed to improve comfort. Purple is headquartered in Alpine, Utah. Under the terms of the Letter of Intent, the Company and Purple intend to enter into a definitive agreement, pursuant to which the Company would acquire Purple based on an enterprise value of Purple of $1.1 billion, with the Company paying a portion of the purchase price in cash (currently anticipated to be approximately $90 million) and with the remainder being paid in rollover equity interests in the combined public company, subject to customary adjustments.

As indicated in the accompanying financial statements, at June 30, 2017, we had approximately $188,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through June 30, 2017 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015. Our operating costs for the three months ended June 30, 2017 and 2016 were approximately $246,000 and $121,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $25,000 and $25,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services as well as, in the three and six months ended June 30, 2017, approximately $120,000 of costs associated with the proposed Initial Business Combination with Sequel which was terminated in May 2017. Our operating costs for the six months ended June 30, 2017 and 2016 were approximately $560,000 and $259,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $50,000 and $50,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services as well as, in the six months ended June 30, 2017, approximately $260,000 of costs associated with a potential business combination that was terminated in May 2017. Interest income earned on our U.S. government treasury bills totaled approximately $261,000 and $440,000 during the three and six months ended June 30, 2017, respectively, and approximately $65,000 and $165,000 during the three and six months ended June 30, 2016. The increase in interest income in the three and six months ended June 30, 2017 results from the higher yields on U.S. government treasury bills compared to the three and six months ended June 30, 2016.

The provision for income taxes for the three and six months ended June 30, 2017 reflects the federal income taxes on income from the Trust, net of expenses which are currently deductible.

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

On January 12, 2017, the Company issued a promissory note to the Sponsor. The note permits the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company used the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with the Company’s proposed Initial Business Combination with Sequel. Under this note, the Company has the option to convert any unpaid balance into shares of the Company’s common stock based on a share price of $10.00 per share. The note is repayable in full upon consummation of the Company’s Initial Business Combination.

During the six months ended June 30, 2017, we used approximately $1,249,000 of cash in operations. At June 30, 2017, we had approximately $188,000 of cash available outside of the Trust Account to fund our search for a Business Combination. We have had discussions with members of our Sponsor about providing up to $1.0 million of additional financing in the form of loans or advances to fund expenses incurred in connection with the consummation of an Initial Business Combination, but there are no agreements for such financing currently in place. We believe that we will have sufficient resources, assuming receipt of the additional financing from our Sponsor which is not currently in place, to fund our operations and our search for a Business Combination through the period that ends with our liquidation.

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

Contractual obligations

At June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays a total of $10,000 per month for office space, utilities and administrative support. At June 30, 2017, the condensed balance sheet includes $50,000 of fees accrued but not paid under the Administrative Services Agreement. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2017 and 2016, the Company had outstanding warrants to purchase 14,170,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $350,000 and $225,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

Accordingly, at June 30, 2017 and December 31, 2016, 14,364,041 and 14,428,805, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value of $10.00 per share.

Subsequent to June 30, 2017 on August 3, 2017 in connection with stockholder approval of the Extension Amendment, stockholders representing 3,416,480 shares elected to redeem their shares as discussed further in Notes 6 and 7 to the condensed financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of June 30, 2017, we had not commenced any operations or generated any revenues. All activity through June 30, 2017 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2017, the Trust Account is invested primarily in U.S. government treasury bills. Therefore, we do not believe there is currently a material interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Letter dated May 19, 2017 by Sequel Youth and Family Services, LLC (incorporated herein by reference to the Current Report on Form 8-K filed by the Company on May 22, 2017).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP.

Dated: August 8, 2017	/s/ Paul Zepf
Name: Paul Zepf Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2017	/s/ Andrew Cook
Name: Andrew Cook Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

