Form 10-Q
period 2017-09-30
Global Partner Acquisition Corp.
filed 2017-11-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 15,989,770 shares of the Company’s common stock issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets –
Cash	$374,000	$237,000
Prepaid expenses	19,000	41,000
Total current assets	393,000	278,000
Non-current assets –
Cash and investments held in Trust Account	121,749,000	155,543,000
Total assets	$122,142,000	$155,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$522,000	$199,000
Accrued liabilities	289,000	1,614,000
Accrued taxes	204,000	62,000
Total current liabilities	1,015,000	1,875,000

Other liabilities –
Deferred underwriting commission	4,000,000	4,658,000
Total liabilities	5,015,000	6,533,000

Common stock subject to possible redemption; 11,212,713 shares and 14,428,805 shares, respectively, at September 30, 2017 and December 31, 2016 (at redemption value of approximately $10.00 per share)	112,127,000	144,288,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 4,777,057 shares and 4,977,445 shares, respectively, issued and outstanding (excluding 11,212,713 and 14,428,805 shares, respectively, subject to possible redemption) at September 30, 2017 and December 31, 2016	-	-
Additional paid-in-capital	6,179,000	7,630,000
Accumulated deficit	(1,179,000)	(2,630,000)
Total stockholders’ equity	5,000,000	5,000,000
Total liabilities and stockholders’ equity	$122,142,000	$155,821,000

See accompanying notes to the unaudited condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
General and administrative expenses	937,000	227,000	1,421,000	486,000
Loss from operations	(937,000)	(227,000)	(1,421,000)	(486,000)
Other income (expense)
Transaction fee income	2,500,000	-	2,500,000	-
Interest income on Trust Account	294,000	93,000	735,000	258,000
Interest expense on Notes payable – related party	(17,000)	-	(57,000)	-
Total other income	2,777,000	-	3,178,000	-
Income (loss) before income tax	1,840,000	(134,000)	1,757,000	(228,000)
Provision for income tax	(130,000)	-	(306,000)	-
Net income (loss) attributable to common stock	$1,710,000	$(134,000)	$1,451,000	$(228,000)
Weighted average common shares outstanding:
Basic and diluted	4,988,000	4,763,000	4,995,000	4,754,000
Diluted	15,990,000	4,763,000	18,263,000	4,754,000
Net Income (loss) per common share:
Basic	$0.34	$(0.03)	$0.29	$(0.05)
Diluted	$0.11	$(0.03)	$0.08	$(0.05)

See accompanying notes to the unaudited condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

(unaudited)

				Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2016	4,977,445	$-	$7,630,000	$(2,630,000)	$5,000,000
Reduction of deferred underwriting commissions	-	-	658,000	-	658,000
Change in proceeds subject to possible redemption(1)	(200,388)	-	(2,109,000)	-	(2,109,000)
Net income	-	-	-	1,451,000	1,451,000
Balances, September 30, 2017	4,777,057	$-	$6,179,000	$(1,179,000)	$5,000,000

(1)	Includes the effect of the redemption of 3,416,480 public shares into a pro rata portion of the Trust Account on August 3, 2017 (see Notes 5 and 6).

See accompanying notes to the unaudited condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,451,000	$(228,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Decrease in prepaid expenses	22,000	59,000
Increase (decrease) in accounts payable, accrued liabilities and accrued taxes, net	(860,000)	(47,000)
Trust income retained in Trust Account	(476,000)	(187,000)
Net cash provided by (used) in operating activities	137,000	(403,000)

Cash flows from investing activities:
Withdrawal from Trust Account upon redemption of 3,416,480 public shares	34,165,000	-

Cash flows from financing activities:
Proceeds from notes payable – related party	1,200,000	-
Payment of notes payable – related party	(1,200,000)	-
Redemption of common stock	(34,165,000)	-
Net cash used in financing activities	(34,165,000)	-

Net increase (decrease) in cash	137,000	(403,000)
Cash at beginning of period	237,000	1,048,000
Cash at end of period	$374,000	$645,000

Supplemental disclosure of noncash investing and financing activities:
Reduction of deferred underwriting commissions	$658,000	$-

See accompanying notes to the unaudited condensed financial statements.

GLOBAL PARTNER ACQUISITION CORP.
Notes to Unaudited Condensed Financial Statements

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

At September 30, 2017, the Company had not commenced any operations. All activity for the period from May 19, 2015 (inception) through September 30, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Business Combination. The Company has not and will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance an Initial Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, including the underwriters’ exercise of the over-allotment option in full (as described in Note 3) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 3). Upon the closing of the Public Offering and the private placement, $155,250,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. See below as well as Notes 4, 5 and6 regarding redemptions of common stock and the release of a portion of the funds from the Trust Account in connection with stockholder approval, in August 2017, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Initial Business Combination.

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

The Company’s amended and restated certificate of incorporation originally provided that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units (as defined below) sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

However, on August 3, 2017, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date on which the Company must liquidate the Trust Account if the Company has not completed an initial business combination, from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for an initial business combination by November 6, 2017), and to permit the withdrawal of funds from the Trust Account to pay stockholders who properly exercise their redemption rights in connection with the extension. Stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 5 and 6. As discussed further in Note 8, on November 2, 2017, the Company entered into a definitive agreement for an Initial Business Combination, thereby extending the date to complete an Initial Business Combination to February 5, 2018.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares (as defined below) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination.

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

On August 3, 2017, the Company’s stockholders agreed to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an Initial Business Combination from August 4, 2017 to February 5, 2018 or such earlier date as determined by the Board of Directors of the Company. Under the Extension Amendment, public stockholders had the right to redeem their pro rata portion of the funds in the Trust Account and stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 4 and 5. See Liquidation and Going Concern below.

Liquidation and Going Concern:

As noted in Initial Business Combination above, the Company will have until February 5, 2018 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by that date, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern at September 30, 2017. No adjustments have been made to the carrying amounts of assets or liabilities as of such date should the Company be required to liquidate after February 5, 2018.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At September 30, 2017, the Company had current liabilities of approximately $1,015,000 and negative working capital of approximately $622,000. Of these amounts, approximately $204,000 represents accrued taxes (which can be paid with interest earned from the Trust Account), approximately $20,000 represents unpaid administrative fees payable to our Sponsor and approximately $791,000 largely represents amounts owed to professionals, consultants, advisors and others for their services. Funds in the Trust Account are not generally available to pay professionals, consultants, advisors and others absent an Initial Business Combination and the majority of such parties have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing the Initial Business Combination and, excluding our independent registered public accounting firm, defer a portion of their fees until such completion or on a contingency basis. Subsequent to September 30, 2017, on November 2, 2017, the Company drew $600,000 under a Sponsor note executed on November 1, 2017. Further, the Company continues to generate interest income that is available to pay taxes. As such, the Company believes that it has sufficient working capital at September 30, 2017 (assuming the subsequent receipt of the additional funding from the Sponsor which is not currently in place) to fund its operations until completion of its Initial Business Combination or, if necessary, through February 5, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017 and December 31, 2016, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income (Loss) Per Common Share:

The Company complies with the accounting and disclosure requirements in ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per share for the three and nine months ended September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Public Offering and the concurrent private placement to purchase 14,170,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $450,000 and $225,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017 or December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On August 3, 2017, in connection with stockholder approval of an amendment to the Company’s amended and restated certificate of incorporation, stockholders representing 3,416,480 shares elected to redeem their shares as discussed further in Notes 5 and 6.

Accordingly, at September 30, 2017 and December 31, 2016, 11,212,713 and 14,428,805, respectively, of the 15,525,000 Public Shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PUBLIC OFFERING

On August 4, 2015, the Company closed the Public Offering for the sale of 15,525,000 Units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment option yielding gross proceeds of $155,250,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to February 5, 2018, the Warrants will expire. The Company has agreed to use its best efforts following the completion of the Initial Business Combination to file a new registration statement under the Securities Act, to cover the shares of common stock issuable upon the exercise of the warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants issued as part of the 15,525,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 3% of the gross proceeds of the Public Offering to the underwriters at the closing of the Public Offering (approximately $4,658,000), with an additional fee (the “Deferred Discount”) of 3% of the gross proceeds payable upon the Company’s completion of the Initial Business Combination. In July 2017, the Company reached an agreement with the underwriters to reduce the Deferred Discount from $4,657,500 to $4,000,000. The reduction was recorded as an addition to additional paid in capital in the three and nine months ended September 30, 2017. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

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

Related Party Loans:

On January 12, 2017, the Company issued a promissory note to the Sponsor. The note permitted the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company used the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with the Company’s Initial Business Combination. The note was repaid, together with approximately $57,000 of accrued interest, on September 5, 2017 (see Note 7).

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month for office space, utilities and administrative support to the Sponsor. Services commenced on July 29, 2015, the date the securities were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation by the Company of the Initial Business Combination or the liquidation of the Company. Administrative services charges earned but not paid under the agreement aggregating $20,000 are included in accrued liabilities at September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at December 31, 2016 matured in March 2017 and the U. S. government treasury bills held at September 30, 2017 matured in October 2017. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet at September 30, 2017 and December 31, 2016 and adjusted for the amortization or accretion of premiums or discounts. Approximately $66,000 and $1,000, respectively, of the balance in the Trust Account was held in cash at September 30, 2017 and December 31, 2016. During the nine months ended September 30, 2017 and 2016, approximately $260,000 and $70,000, respectively, was released from the Trust Account to the Company to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying	Gross	Quoted Prices in
	Value at	Unrealized	Active
Description	September 30, 2017	Holding Gain	Markets (Level 1)
Assets:
U.S. Government
Treasury Bills	$121,683,000	$10,000	$121,693,000
Cash	66,000	-	66,000
Total	$121,749,000	$10,000	$121,759,000

	Carrying	Gross	Quoted Prices in
	Value at	Unrealized	Active
Description	December 31, 2016	Holding Loss	Markets (Level 1)
Assets
U.S. Government
Treasury Bills	$155,542,000	$(15,000)	$155,527,000
Cash	1,000	-	1,000
Total	$155,543,000	$(15,000)	$155,528,000

On August 3, 2017, in connection with stockholder approval of the Company’s Amended and Restated Certificate of Incorporation, stockholders representing 3,416,480 shares elected to redeem their shares for a pro rata share of the amount in the Trust Account resulting in approximately $34,269,000 removed from the Trust Account in connection with such redemptions at a redemption value of approximately $10.03 per share.

At September 30, 2017, such redemption amount per share was approximately $10.04.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At September 30, 2017 and December 31, 2016, there were 15,989,770 and 19,406,250, respectively, shares of common stock issued and outstanding. At September 30, 2017 and December 31, 2016, 11,212,713 and 14,428,805, respectively, of the outstanding shares were subject to redemption.

As discussed further in Note 5, on August 3, 2017, shareholders representing 3,416,480 shares elected to redeem their shares which reduced the number of outstanding shares from 19,406,250 to 15,989,770.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 7 – TERMINATION OF PROPOSED BUSINESS COMBINATION WITH SEQUEL AND RELATED TRANSACTION FEE INCOME

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Sequel Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Sequel Merger Agreement, the Company agreed to acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Sequel Business Combination”). On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Sequel Merger Agreement since the transactions contemplated by the Sequel Merger Agreement were not completed on or prior to May 15, 2017 as required.

On September 1, 2017, the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to the Sequel Business Combination, including the principal amount of the Sponsor Note of $1,200,000 together with approximately $57,000 of accrued interest.

NOTE 8 – SUBSEQUENT EVENTS

Entry into Merger Agreement for Business Combination

On November 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple”), InnoHold, LLC, a Delaware limited liability company and the sole equity holder of Purple (“InnoHold”), and the Sponsor, solely in its capacity thereunder as the representative of the Company after the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company agreed to acquire Purple’s business through a merger of Merger Sub with and into Purple, with Purple being the survivor in the merger (the “Business Combination,” and together with the other transactions contemplated by the Merger Agreement and the agreements attached thereto, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the board of directors of the Company.

Purple is a comfort technology company with products aimed at improving how people sleep, sit and stand. Purple currently offers mattress, bedding and cushioning products through direct-to-consumer and retail channels. Purple is based in Alpine, UT, was organized as a Delaware limited liability company in 2010 and changed its name to Purple Innovation, LLC in January 2017. Additional information regarding Purple, the Business Combination and the Transactions is available in the Form 8-K filed by the Company on November 3, 2017 and the preliminary proxy statement filed by the Company on November 6, 2017.

Second Sponsor Note

Subsequent to September 30, 2017, on November 1, 2017, the Company executed the Second Sponsor Note for up to $1,000,000 to cover certain Business Combination fees and expenses. The Second Sponsor Note does not bear interest and can be drawn down in any amount upon five business days' notice to the Sponsor. On November 2, 2017, the Company drew $600,000 under the Second Sponsor Note. Under the Second Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share. The Sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company. The Second Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

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

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Sequel Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Sequel Merger Agreement, the Company agreed to acquire the Sequel business through an equity purchase and a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Sequel Business Combination”). On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Sequel Merger Agreement since the transactions contemplated by the Sequel Merger Agreement were not completed on or prior to May 15, 2017 as required.

On September 1, 2017, the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to the Sequel Business Combination, including the principal amount of the Sponsor Note of $1,200,000 together with approximately $57,000 of accrued interest.

On August 3, 2017, the Company’s stockholders agreed to amend the Company’s amended and restated certificate of incorporation pursuant to an “Extension Amendment,” to extend the date by which the Company must (i) consummate a Business Combination, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on August 4, 2015 from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) or such earlier date as determined by the Board. Under the Extension Amendment, public stockholders will have the right to redeem their pro rata portion of the funds in the Trust Account.

On November 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple”), InnoHold, LLC, a Delaware limited liability company and the sole equity holder of Purple (“InnoHold”), and the Sponsor, solely in its capacity thereunder as the representative of the Parent after the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company agreed to acquire Purple’s business through a merger of Merger Sub with and into Purple, with Purple being the survivor in the merger (the “Business Combination,” and together with the other transactions contemplated by the Merger Agreement and the agreements attached thereto, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the board of directors of the Company.

Purple is a comfort technology company with products aimed at improving how people sleep, sit and stand. Purple currently offers mattress, bedding and cushioning products through direct-to-consumer and retail channels. Purple is based in Alpine, UT, was organized as a Delaware limited liability company in 2010 and changed its name to Purple Innovation, LLC in January 2017. Additional information regarding Purple, the Business Combination and the Transactions is available in the Form 8-K that was filed by the Company on November 3, 2017 and the preliminary proxy statement filed by the Company on November 6, 2017.

As a result of entering into the Merger Agreement, the Company will have until February 5, 2018 to complete the Business Combination. However, there can be no assurances that the Company will complete the Business Combination. See “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2017 and Part II Other Information, Item 1A Risk Factors and in the preliminary proxy statement filed by the Company on November 6, 2017.

As indicated in the accompanying financial statements, at September 30, 2017, we had approximately $374,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through September 30, 2017 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. Our operating costs for the three months ended September 30, 2017 and 2016 were approximately $937,000 and $227,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $25,000 and $25,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services as well as, in the three and nine months ended September 30, 2017, approximately $700,000 of costs associated with the potential initial business combination and extension. Our operating costs for the nine months ended September 30, 2017 and 2016 were approximately $1,421,000 and $486,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $75,000 and $75,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services as well as, in the nine months ended September 30, 2017, approximately $900,000 of costs associated with the extension agreement, the Sequel Business Combination and the Business Combination. Interest income earned on our U.S. government treasury bills totaled approximately $294,000 and $735,000 during the three and nine months ended September 30, 2017, respectively, and approximately $93,000 and $258,000 during the three and nine months ended September 30, 2016. The increase in interest income in the three and nine months ended September 30, 2017, despite a reduction in the funds in the Trust Account due to redemptions in August 2017, results from the higher yields on U.S. government treasury bills compared to the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2017 the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to that business combination, including the Sponsor Note for $1,200,000 together with approximately $57,000 of accrued interest

The provision for income taxes for the three and nine months ended September 30, 2017 reflects the federal income taxes on income from the Trust Account, net of expenses that are currently deductible.

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

On January 12, 2017, the Company issued a promissory note to the Sponsor (the “Sponsor Note”). The note permitted the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company used the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with the Company’s Initial Business Combination. The note was repaid, together with approximately $57,000 of accrued interest, on September 5, 2017.

On September 1, 2017, the Company received a $2,500,000 fee in exchange for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to that business combination, including the Sponsor Note for $1,200,000 together with approximately $57,000 of accrued interest.

During the nine months ended September 30, 2017, approximately $137,000 of cash was provided from operations and we drew down, and then paid off, $1,200,000 under the Sponsor Note. At September 30, 2017, we had approximately $374,000 of cash available outside of the Trust Account to fund our search for a Business Combination. We have had discussions with members of our Sponsor about providing up to $1.0 million of additional financing in the form of loans or advances to fund expenses incurred in connection with the consummation of an Initial Business Combination, but there are no agreements for such financing currently in place. We believe that we will have sufficient resources, assuming receipt of the additional financing from our Sponsor, which is not currently in place, to fund our operations and our search for a Business Combination through the period that ends with our liquidation.

Subsequent to September 30, 2017, on November 1, 2017, the Company executed the Second Sponsor Note for up to $1,000,000 to cover certain Business Combination fees and expenses. The Second Sponsor Note does not bear interest and can be drawn down in any amount upon five business days' notice to the Sponsor. On November 2, 2017, the Company drew $600,000 under the Second Sponsor Note. Under the Second Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share. The Sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company. The Second Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

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

Contractual obligations

At September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays $10,000 per month for office space, utilities and administrative support. At September 30, 2017, the condensed balance sheet includes $20,000 of fees accrued but not paid under the Administrative Services Agreement. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying the monthly fee.

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

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements in ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per share for the three and nine months ended September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Public Offering and the concurrent private placement to purchase 14,170,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and December 31, 2016, the Company has a deferred tax asset of approximately $450,000 and $225,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable Common Stock

All of the shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on May 19, 2015 for the purpose of effecting a Business Combination. As of September 30, 2017, we had not commenced any operations or generated any revenues. All activity through September 30, 2017 relates to our formation and our Public Offering and subsequent to that, locating and completing a suitable Business Combination. Subsequent to the Public Offering, $155,250,000 of the net proceeds of the Public Offering and the private placement that closed on August 4, 2015 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2017, the Trust Account is invested primarily in U.S. government treasury bills. Therefore, we do not believe there is currently a material interest rate risk. On August 3, 2017, in connection with stockholder approval of the Company’s Amended and Restated Certificate of Incorporation, stockholders representing 3,416,480 shares elected to redeem their shares for a pro rata share of the amount in the Trust Account resulting in approximately $34,269,000 removed from the Trust Account in connection with such redemptions at a redemption value of approximately $10.03 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC including those risks included in the preliminary proxy statement filed by the Company on November 6, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amendment to Amended and Restated Certificate of Incorporation. (incorporated by reference to the Current Report on Form 8-K filed by the Company on August 4, 2017).
10.1	Amendment No. 1 to Investment Management Trust Agreement, dated August 3, 2017, by and between Global Partner Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Current Report on Form 8-K filed by the Company on August 4, 2017).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP.

Dated: November 9, 2017	/s/ Paul Zepf
Name: Paul Zepf Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	/s/ Andrew Cook
Name: Andrew Cook Title: Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

