Form 10-K
period 2017-12-31
Global Partner Acquisition Corp.
filed 2018-02-01
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No   ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the Nasdaq Capital Market, was $154,473,750.

As of January 31, 2018, there were 15,989,770 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Purple Innovation, LLC or any other business combinations;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in May 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On November 2, 2017, we entered into an Agreement and Plan of Merger, as amended on January 8, 2018 (the “Merger Agreement”), by and among GPAC, PRPL Acquisition LLC (the “MergerSub”), a wholly-owned subsidiary of GPAC, Purple Innovation LLC (“Purple”) and other parties named thereto. Pursuant to the Merger Agreement, GPAC will acquire the Purple business through a merger of MergerSub with and into Purple, with Purple being the survivor in the merger (the “Business Combination”).

Purple was founded in 2010 and is headquartered in Alpine, Utah. Purple is a leading comfort technology company with a vision to improve how people sleep, sit and stand. Purple offers a range of mattress, bedding and cushioning products. Its products are the result of over 20 years of innovation and investment in proprietary and patented comfort technologies and the development of its own manufacturing processes. Purple’s Hyper-Elastic Polymer® technology underpins many of its comfort products and provides a range of benefits that differentiate its offerings from other competitors’ products. Purple primarily sells through a direct-to-consumer (“DTC”) distribution model, which has enabled it to rapidly grow its sales and brand.

The Business Combination will involve a change to the capital structure of the Company. Each of the outstanding shares of common stock of the Company (“Common Stock”) will remain outstanding and be renamed as Class A common stock of the Company (“Class A Stock”), with the same voting and other rights currently represented by the shares of Common Stock. In addition, a new class of Class B common stock of the Company (“Class B Stock”) will be created. The Class B Stock will have one vote per share, and will vote together with the Class A Stock, but will have no economic rights. As described further below, the Class B Stock will be issued to InnoHold, LLC, Purple’s current sole common equity holder (“InnoHold”).

 Under the Merger Agreement, InnoHold will receive, as consideration for its existing common units in Purple: (i) cash (the “Cash Consideration”), (ii) newly issued shares of Class B Stock and (iii) newly issued Class B Units (such Class B Units together with the Class B Stock, the “Equity Consideration”). The total merger consideration (the “Merger Consideration”) payable to InnoHold will be determined by a formula which deducts from Purple’s agreed upon enterprise value of $500 million the amount of Purple’s Indebtedness (as defined in the Merger Agreement) and transaction expenses and adds the amount of cash held by Purple. The portion of the Merger Consideration attributable to the Cash Consideration will be determined by deducting from the sum of (i) the cash resources held by the Company at the closing of the Business Combination (the “Closing”) (after provision for the payment of the Company’s expenses and other liabilities and the amounts necessary to satisfy any public stockholder redemptions in connection with the Closing) and (ii) Purple’s remaining cash after paying its transaction expenses, an amount equal to $40 million or such other amount as the Company and Purple may agree in writing on or prior to the Closing. The Equity Consideration will be equal in value to the remainder of the total consideration after calculating the Cash Consideration, with one share of Class B Stock and one Class B Unit valued together at the price per share of the Company’s existing Common Stock to be paid by the Company in the redemption of its public stockholders in connection with the Closing (the “Redemption Price”). The Merger Consideration will be paid at the Closing based on an estimate of the indebtedness, cash and Purple’s transaction expenses, with a post-closing true-up payable in cash (unless the Company does not have sufficient cash reserves, in which case it can pay in additional Class B Stock and Class B Units, together valued at the Redemption Price) to the extent that the actual numbers vary from the estimates.

Pursuant to the Tax Receivable Agreement, GPAC will share with certain of the Purple equity holders certain tax savings resulting from the amortization of the anticipated step-up in tax basis in Purple’s assets as a result of the Business Combination and certain other transactions.

Pursuant to the Sponsor Share Agreement among the Company, the sponsor and InnoHold and the Agreement to Assign Sponsor Warrants among the Company, the sponsor, InnoHold and Continental Stock Transfer and Trust Company, as warrant agent, the sponsor will: (a) forfeit 1,293,750 of its founder shares (or 33.3% of its 3,881,250 founder shares), (b) subject another 1,293,750 shares of Company common stock owned by it to vesting and forfeiture based on the common stock price performance of the Company over eight years following the consummation of the Business Combination and (c) transfer to InnoHold its 12,815,000 warrants entitling the holder to purchase 6,407,500 shares of the Company’s common stock or such lesser number of warrants as the Sponsor and InnoHold may agree in writing on or prior to closing of the Business Combination.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account. The Merger Agreement and related agreements are further described in the Forms 8-K filed by the Company on November 3, 2017 and January 8, 2018. For additional information regarding Purple, the Merger Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 16, 2018. We have until February 5, 2018 to complete the Business Combination. We currently anticipate consummating the Business Combination with Purple on February 2, 2018. If the Company does not complete such Business Combination by February 5, 2018, the Company will be required to redeem the public shares of common stock and dissolve and liquidate (see “Item 1 – Business – Redemption of public shares and liquidation if no initial business combination”).

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of such persons will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation, as amended, provides that we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 5, 2018. None of our officers or directors has been involved with any blank check companies or special purpose acquisition corporations in the past.

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

On August 3, 2017, in connection with actions approved by the Company’s stockholders at a special meeting (the “Meeting”), the Company filed Amendment No. 1 to its Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination and the date for cessation of operations of the Company if the Company has not completed an initial business combination from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company executed a definitive agreement for an initial business combination by November 6, 2017) or such earlier date as determined by the Board of Directors of the Company. On the same such date, the Company entered into an amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company extending the date on which to commence liquidation of the trust account in accordance with the Investment Management Trust Agreement, as amended, from August 4, 2017 to November 6, 2017 (or February 5, 2018 if the Company executed a definitive agreement for an initial business combination by November 6, 2017). In connection with the Meeting, stockholders holding 3,416,480 public shares exercised their right to redeem such public shares into a pro rata portion of the trust account. As a result, an aggregate of approximately $34.3 million was removed from the trust account to pay such holders.

As previously discussed, on November 2, 2017, we entered into the Merger Agreement pursuant to which the Company will acquire the Purple business through a merger of MergerSub with and into Purple, with Purple being the survivor in the merger. Purple is a comfort technology company with a differentiated portfolio of products aimed at improving how people sleep, sit and stand. Purple currently offers a portfolio of mattress, bedding and cushioning products through direct-to-consumer and retail channels.

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

Financial Position

With funds available in the trust account for a business combination in the amount of $117,721,000 assuming no redemptions and after payment of up to $4,000,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations unless we consummate a business combination on or before February 5, 2018. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation, as amended, would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, as amended:

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, as amended:

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

Our amended and restated certificate of incorporation, as amended, provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation, as amended, provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

If our initial proposed business combination is not completed by February 5, 2018, we will cease operations.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that if we do not complete our initial business combination by February 5, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by February 5, 2018.

Our initial stockholder has entered into a letter agreement with us, pursuant to which it has waived their rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination by February 5, 2018. However, if our initial stockholder (or any of our officers, directors or affiliates) acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by February 5, 2018.

Our executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation, as amended, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 5, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $220,000 of proceeds held outside the trust account (as of December 31, 2017) and the remaining $400,000 available under the $1,000,000 loan from our sponsor (as described below), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses. On November 1, 2017, the Company issued a promissory note (the “November 2017 Sponsor Note”) to the sponsor in an aggregate principal amount of up to $1,000,000. The November 2017 Sponsor Note does not bear interest and can be drawn down in any amount upon five business days’ notice to the sponsor. As of the date of this report, the Company has drawn $600,000 from the November 2017 Sponsor Note. Under the November 2017 Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share.  The sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company.  The November 2017 Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

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

 Although we have sought to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Paul Zepf, our Chief Executive Officer, has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Zepf will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Zepf would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and Mr. Zepf asserts that he is unable to satisfy its indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Zepf to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Zepf to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share. We will seek to reduce the possibility that Mr. Zepf will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Zepf will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $220,000 of proceeds held outside the trust account (as of December 31, 2017), as well as the remaining $400,000 available under the November 2017 Sponsor Note, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by February 5, 2018 may be considered a liquidation distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by February 5, 2018, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by February 5, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after February 5, 2018 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by February 5, 2018 and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Zepf will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by February 5, 2018 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation, as amended, contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation, as amended relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholder, officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation, as amended provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by February 5, 2018, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation, as amended, provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Purple Innovation, LLC and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 16, 2018.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 5, 2018. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by February 5, 2018. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by February 5, 2018, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by February 5, 2018, for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond February 5, 2018 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation, as amended, provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 10% or more of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until February 5, 2018, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 5, 2018, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until February 5, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $220,000 (as of December 31, 2017) are available to us outside the trust account to fund our working capital requirements. In addition, we have $400,000 available to us (as of December 31, 2017) remaining under the November 2017 Sponsor Note. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 5, 2018 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following February 5, 2018 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 5, 2018 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We will seek to complete a business combination with an operating company in one of a number of potential industries, including technology, media, financial services, industrials and consumer/retail, but may also pursue acquisition opportunities with other characteristics, except that we will not, under our amended and restated certificate of incorporation, as amended, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers, directors and members of our sponsor will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated certificate of incorporation, as amended, authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 1,423,750 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation, as amended, provides that we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

In January 2017, we issued a promissory note to our sponsor in an aggregate principal amount of up to $1,200,000 and an interest rate of 7.5% per annum. The note was repaid, together with approximately $57,000 of accrued interest, on September 5, 2017. On November 1, 2017, we issued the November 2017 Sponsor Note to the sponsor in an aggregate principal amount of up to $1,000,000. The November 2017 Sponsor Note does not bear interest and can be drawn down in any amount upon five business days' notice to the sponsor. As of the date of this report, the Company has drawn $600,000 from the November 2017 Sponsor Note. We may choose to incur additional debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our initial public offering and the private placement of warrants (less redemptions of public shares of approximately $34.3 million in August 2017) have provided us with approximately $117,721,000 (excluding $220,000 held outside the trust as of December 31, 2017) that we may use to complete our initial business combination and pay deferred underwriting commissions being held in the trust account.

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

Our amended and restated certificate of incorporation, as amended, does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation, as amended or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

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

The provisions of our amended and restated certificate of incorporation, as amended, that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation, as amended, to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation, as amended, provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation, as amended, may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or NASDAQ rules. Our initial stockholder, who beneficially own 20.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation, as amended, and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, as amended, which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation, as amended.

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation, as amended, that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 5, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholder owns 20.0% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation, as amended. If our initial stockholder or our officers and directors purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase such control.

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

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On August 28, 2017, we received a written notice from the Listing Qualifications Department of NASDAQ, indicating that, based upon our non-compliance with NASDAQ Listing Rule 5550(a)(3), which requires an issuer to report a minimum of 300 public holders of its common stock (the “Minimum Holders Rule”), we would be required to submit a plan to regain compliance with the Minimum Holders Rule for the NASDAQ staff’s consideration.

On October 18, 2017, the NASDAQ staff advised us that they accepted our plan and granted us an extension until February 26, 2018 to evidence compliance with the Minimum Holders Rule. If we do not evidence compliance by such date, the NASDAQ staff will notify us that it will delist our securities. We would be entitled to request a hearing, at which hearing we would present our plan to a NASDAQ Hearings Panel and request the continued listing of our securities on NASDAQ pursuant to and pending the completion of such plan. During the pendency of the hearing process, our securities would continue to be listed on NASDAQ.

The compliance plan sets forth the actions we plan to take to enable us to have at least 300 public holders subsequent to the closing of the business combination. However, there can be no assurance that we will be able to meet the listing standards of NASDAQ at the closing, or if we do, that we will continue to meet the listing requirements after the closing. If we are delisted prior to the closing of the Business Combination, the Business Combination may not be completed.

On January 4, 2018, we received written notice from the NASDAQ staff indicating that, based upon our non-compliance with Nasdaq Listing Rule 5620(a), which requires an issuer to hold an annual meeting of shareholders no later than one year after the end of its fiscal year-end (the “Annual Meeting Rule”), we would be required to submit a plan to regain compliance with the Annual Meeting Rule for the NASDAQ staff’s consideration by no later than February 20, 2018. We intend to present NASDAQ with a plan to regain compliance with such rule by holding a combined annual meeting for both 2016 and 2017 in 2018 subsequent to the Business Combination.

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

Provisions in our amended and restated certificate of incorporation, as amended, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation, as amended, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal years ended December 31, 2017 and December 31, 2016.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended
December 31, 2017
First Quarter	$10.65	$10.00	$10.50	$9.84	$0.65	$0.24
Second Quarter	$10.65	$10.18	$10.05	$9.93	$0.36	$0.11
Third Quarter	$11.82	$9.85	$10.10	$9.49	$0.86	$0.20
Fourth Quarter	$10.90	$10.86	$10.10	$9.35	$1.25	$0.65
Year ended
December 31, 2016
First Quarter	$9.96	$9.26	$10.00	$9.56	$0.25	$0.15
Second Quarter	$10.05	$9.30	$9.86	$9.51	$0.22	$0.14
Third Quarter	$10.15	$9.76	$10.00	$9.65	$0.29	$0.15
Fourth Quarter	$10.08	$10.00	$9.95	$9.46	$0.35	$0.21

On January 30, 2018, our common stock had a closing price of $10.02, our warrants had a closing price of $0.69 and our units had a closing price of $10.74.

(b) Holders

On January 31, 2018, there was one holder of record of our units, two holders of record of our common stock and two holders of record of our warrants.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2017, 2016 and 2015, respectively, for the years ended December 31, 2017 and 2016 and for the period from May 19, 2015 (date of inception) to December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Balance Sheet Data:	December 31, 2017	December 31, 2016	December 31, 2015
Cash	$220,000	$237,000	$1,048,000
Cash and Investments held in Trust Account	$122,051,000	$155,543,000	$155,293,000
Total Assets	$122,281,000	$155,821,000	$156,472,000
Common stock subject to possible redemption (at redemption value):	$111,480,000	$144,288,000	$146,615,000
Total stockholders’ equity	$5,000,000	$5,000,000	$5,000,000

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from May 19, 2015 (date of inception) to December 31, 2015
Cash Flow Data:
Net cash used in operating activities	$(617,000)	$(811,000)	$(278,000)
Net cash provided by/used in investing activities	$34,165,000	$-	$(155,250,000)
Net cash used in/provided by financing activities	$(33,565,000)	$-	$156,576,000

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$2,220,000	$2,657,000	$346,000
Loss from operations	$(2,220,000)	$(2,657,000)	$(346,000)
Other Income (expense):
Transaction fee income	$2,500,000	$-	-
Interest income	$1,036,000	$330,000	$43,000
Interest and financing cost on Notes Payable – related party	$(107,000)	$-	-
Provision for income tax	$(406,000)	$-	$-
Net income (loss) attributable to common stockholders	$803,000	$(2,327,000)	$(303,000)
Basic net loss per share attributable to common stockholders	$0.16	$(0.49)	(0.07)
Diluted net income (loss) per share attributable to common stockholders	$0.05	$(0.49)	(0.07)
Weighted average number of common shares outstanding, basic	4,962,000	4,787,000	4,446,000
Weighted average number of common shares outstanding, diluted	17,689,000	4,787,000	4,446,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated on May 19, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate the Business Combination using cash from the proceeds of the Company’s initial public offering (the “Public Offering”) that closed on August 4, 2015 (less redemptions on August 3, 2017) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

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

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Sequel Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Sequel Merger Agreement, the Company agreed to acquire the Sequel business through a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Sequel Business Combination”). On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Sequel Merger Agreement since the transactions contemplated by the Sequel Merger Agreement were not completed on or prior to May 15, 2017 as required.

On September 1, 2017, the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to that the Sequel Business Combination, including the principal amount of the Sponsor Note of $1,200,000 together with approximately $57,000 of accrued interest.

On August 3, 2017, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation, as amended, pursuant to an “Extension Amendment,” to extend the date by which the Company must (i) consummate a Business Combination, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on August 4, 2015 from February 5, 2018 to November 6, 2017 (or February 5, 2018 if the Company has executed a definitive agreement for a business combination by November 6, 2017) or such earlier date as determined by the Board. Under the Extension Amendment, public stockholders had the right to redeem their pro rata portion of the funds in the trust account and shareholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 4 and 5 to the Company’s financial statements.

On November 1, 2017, the Company issued a promissory note (the “November 2017 Sponsor Note”) to the sponsor in an aggregate principal amount of up to $1,000,000. The November 2017 Sponsor Note does not bear interest and can be drawn down in any amount upon five business days' notice to the sponsor. As of the date of this report, the Company has drawn $600,000 from the November 2017 Sponsor Note. Under the November 2017 Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share.  The sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company.  The November 2017 Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

On November 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple”), InnoHold, LLC, a Delaware limited liability company and the sole equity holder of Purple (“InnoHold”), and the Sponsor, solely in its capacity thereunder as the representative of the Parent after the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company agreed to acquire Purple’s business through a merger of Merger Sub with and into Purple, with Purple being the survivor in the merger (the “Business Combination,” and together with the other transactions contemplated by the Merger Agreement and agreements attached thereto, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the board of directors of the Company.

Purple is a comfort technology company with products aimed at improving how people sleep, sit and stand. Purple currently offers mattress, bedding and cushioning products through direct-to-consumer and retail channels. Purple is based in Alpine, UT, was organized as a Delaware limited liability company in 2010 and changed its name to Purple Innovation, LLC in January 2017. Additional information regarding Purple, the Business Combination and the Transactions is available in the Forms 8-K that were filed by the Company on November 3, 2017 and January 8, 2018, the preliminary proxy statements filed by the Company on November 6, 2017 and January 9, 2018 and the definitive proxy statement filed by the Company on January 16, 2018.

As a result of entering into the Merger Agreement, the Company will have until February 5, 2018 to complete the Business Combination. However, there can be no assurances that the Company will complete the Business Combination. See “Risk Factors” in the definitive proxy statement filed by the Company on January 16, 2018.

As indicated in the accompanying financial statements, at December 31, 2017, we had approximately $220,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from May 19, 2015 (inception) through December 31, 2017 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses in 2015 until August 2015 and then such costs were largely associated with our governance and public reporting, insurance, as well as state franchise taxes. Our operating costs for the years ended December 31, 2017 and 2016 were approximately $2,220,000 and $2,657,000, respectively, and are largely associated with our governance and public reporting, insurance, as well as state franchise taxes of approximately $100,000 and $100,000, respectively, and charges of $10,000 per month from our Sponsor for administrative services as well as, in the years ended December 31, 2017 and 2016, respectively, approximately $1,300,000 and $2,180,000 of costs associated with the potential initial business combination and extension. Interest income earned on our U.S. government treasury bills totaled approximately $1,036,000 and $330,000 for the years ended December 31, 2017 and 2016. The increase in interest income in the year ended December 31, 2017, despite a reduction in the funds in the trust account due to redemptions in August 2017, results from the higher yields on U.S. government treasury bills compared to the year ended December 31, 2016.

During the year ended December 31, 2017 the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to that business combination, including the Sponsor Note for $1,200,000 together with approximately $57,000 of accrued interest

The provision for income taxes for the year ended December 31, 2017 reflects the federal income taxes on income from the trust account, net of expenses that are currently deductible.

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

On November 1, 2017, the Company executed a second Sponsor Note for up to $1,000,000 to cover certain Business Combination fees and expenses. The Sponsor Note does not bear interest and can be drawn down in any amount upon five business days’ notice to the Sponsor. On November 2, 2017, the Company drew $600,000 under the Sponsor Note. Under the Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share. The Sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company. The Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

During the year ended December 31, 2017, approximately $617,000 of cash was used in operations and we drew down $1,800,000, and then paid off $1,200,000, under the Sponsor notes. At December 31, 2017, we had approximately $220,000 of cash available, and $400,000 available for drawdown under the Sponsor Note, outside of the trust account to fund our search for a Business Combination. We believe that we have sufficient resources to fund our operations and our search for a Business Combination through the period that ends with our liquidation.

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

Contractual obligations

At December 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, in July 2015 we entered into an Administrative Services Agreement with our Sponsor, pursuant to which the Company pays $10,000 per month for office space, utilities and administrative support. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying the monthly fee.

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

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements in ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per share for the year ended December 31, 2017 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the year ended December 31, 2017, the fully diluted calculation adds back the shares subject to redemption in computing fully diluted shares outstanding as such shares are dilutive in that year, The Company has not considered the effect of warrants sold in the Public Offering and the concurrent private placement to purchase 14,170,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the year ended December 31, 2017, the fully diluted calculation adds back the shares subject to redemption as such shares are dilutive in that year.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s currently taxable income consists of interest income on the trust account net of taxes paid. The Company’s costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2017, the Company recorded income tax expense of approximately $406,000 primarily related to interest income earned on the Trust Account net of franchise taxes paid. The Company’s effective tax rate for the year ended December 31, 2017 was 34%, which does not differ significantly from the expected income tax rate. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2017 and 2016, the Company has a deferred tax asset of approximately $310,000 (reflecting a reduction of approximately $210,000 resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled) and $225,000, respectively, related to net operating loss carryforwards (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable Common Stock

All of the shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation, as amended, provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

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

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the years ended December 31, 2017 and 2016 and for the period from May 19, 2015 (date of inception) to December 31, 2015.

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2017

Operating Expenses:
General and Administrative Expenses	$314,000	$246,000	$937,000	$723,000	$2,220,000
Loss from operations	(314,000)	(246,000)	(937,000)	(723,000)	(2,220,000)
Other Income:
Transaction fee income	-	-	2,500,000	-	2,500,000
Interest income	179,000	261,000	294,000	302,000	1,036,000
Interest and financing costs – related party	(18,000)	(22,000)	(17,000)	(50,000)	(107,000)
Income (loss) before income tax	(153,000)	(7,000)	1,840,000	(471,000)	1,209,000
Provision for income tax	(50,000)	(50,000)	(130,000)	(176,000)	(406,000)
Net Income (Loss)	$(203,000)	$(57,000)	$1,710,000	$(647,000)	$803,000
Income (Loss) per common share:
Basic	$(0.04)	$(0.01)	$0.34	$(0.14)	$0.16
Diluted	$(0.04)	$(0.01)	0.11	$(0.04)	$0.05
Weighted average shares outstanding:
Basic	4,986,000	5,013,000	4,988,000	4,775,000	4,962,000
Diluted	4,986,000	5,013,000	15,990,000	15,989,000	17,689,000

Balance Sheet Data (at period end)
Cash	$230,000	$188,000	$374,000	$220,000	$220,000
Investments and cash held in Trust	$155,722,000	$155,781,000	$121,749,000	$122,051,000	$122,051,000
Total Assets	$156,017,000	$156,002,000	$112,127,000	$122,281,000	$122,281,000
Deferred Underwriting Fee	$4,658,000	$4,658,000	$4,000,000	$4,000,000	$4,000,000
Total Liabilities	$6,932,000	$6,974,000	$5,015,000	$5,801,000	$5,801,000
Common stock subject to possible redemption	$144,085,000	$144,028,000	$112,127,000	$111,480,000	$111,480,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2016

Operating Expenses:
General and Administrative Expenses	$138,000	$121,000	$227,000	$2,171,000	$2,657,000
Loss from operations	(138,000)	(121,000)	(227,000)	(2,171,000)	(2,657,000)
Other Income:
Interest income	100,000	65,000	93,000	72,000	330,000
Net Income (Loss)	$(38,000)	$(56,000)	$(134,000)	$(2,099,000)	$(2,327,000)
Income (Loss) per common share:
Basic and diluted (1)	$(0.01)	$(0.01)	$(0.03)	$(0.44)	$(0.49)
Weighted average shares outstanding:
Basic and diluted (1)	4,748,000	4,752,000	4,763,000	4,745,000	4,787,000

Balance Sheet Data (at period end)
Cash	$893,000	$775,000	$645,000	$237,000	$237,000
Investments and cash held in trust	$155,393,000	$155,396,000	$155,480,000	$155,543,000	$155,543,000
Total Assets	$156,436,000	$156,276,000	$156,197,000	$155,821,000	$155,821,000
Deferred Underwriting Fee	$4,658,000	$4,658,000	$4,658,000	$4,658,000	$4,658,000
Total Liabilities	$4,859,000	$4,755,000	$4,810,000	$6,533,000	$6,533,000
Common stock subject to possible redemption	$146,577,000	$146,521,000	$146,387,000	$144,288,000	$144,288,000
Equity	$5,000,000	$5,000,000	$5,000,000	$5,000,000	$5,000,000

	Period from May 19, 2015 (date of inception) to December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	May 19, 2015 (inception) to December 31, 2015

Operating Expenses:
General and Administrative Expenses	$-	$-	$149,000	$197,000	$346,000
Loss from operations	-	-	(149,000)	(197,000)	(346,000)
Other Income:
Interest income	-	-	-	43,000	43,000
Net Income (Loss)	$-	$-	$(149,000)	$(154,000)	$(303,000)
Income (Loss) per common share:
Basic and diluted (1)	$-	$-	$(0.03)	$(0.03)	$(0.07)
Weighted average shares outstanding:
Basic and diluted (1)	-	-	4,406,000	4,745,000	4,446,000

Balance Sheet Data (at period end)
Cash	$-	$-	$1,129,000	$1,048,000	$1,048,000
Investments and cash held in trust	$-	$-	$155,250,000	$155,293,000	$155,293,000
Total Assets	$-	$-	$156,522,000	$156,472,000	$156,472,000
Deferred Underwriting Fee	$-	$-	$4,658,000	$4,658,000	$4,658,000
Total Liabilities	$-	$-	$4,753,000	$4,857,000	$4,857,000
Common stock subject to possible redemption	$-	$-	$146,769,000	$146,615,000	$146,615,000
Equity	$-	$-	$5,000,000	$5,000,000	$5,000,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
William Kerr	76	Chairman
Paul Zepf	53	Chief Executive Officer and Director
Andrew Cook	55	Chief Financial Officer
Gary DiCamillo	67	Vice Chairman
Jeffrey Weiss	74	Director
Pano Anthos	59	Director

William Kerr has served as the chairman of our board of directors since our initial public offering. Since May 2013, Mr. Kerr has been a partner of Eaglepoint Advisors (“Eaglepoint”), a consulting firm that works primarily with middle-market retail, consumer goods, media, technology and industrial companies and their constituencies. From 1991 until January 2010, Mr. Kerr was Executive Vice President, Chief Operating Officer, Chief Executive Officer, Chairman and finally non-executive chairman of Meredith Corporation (NYSE: MDP) a diversified media company. From January 2010 through January 2013, Mr. Kerr served as Chief Executive Officer of Arbitron, Inc., a leading media and marketing services firm. He assumed this position from his role as an independent director when the company faced a managerial crisis, and led the sale of the company to Nielsen in September 2013. Mr. Kerr has served on the board of directors of each of The Interpublic Group, a marketing solutions provider, from 2006 to the present and Penton Media, an information services company, from 2006 to November 2016. Mr. Kerr has also served on the board of directors of Whirlpool Corporation, Maytag Corporation, Principal Financial Group and StorageTek. Earlier in his career, from 1973 to 1979 he was a consultant with McKinsey and from 1979 to 1991 a Vice President of The New York Times Company. Mr. Kerr holds an M.A. and M.B.A. from Harvard University; a B.A. and M.A. from Oxford University, where he was a Rhodes Scholar; and a B.A. from the University of Washington. Mr. Kerr is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background. We anticipate that Mr. Kerr will resign from his position as director, effective upon the closing of the Business Combination.

Paul Zepf has served as our Chief Executive Officer since our inception. Since September 2017, Mr. Zepf has served as a venture partner at TowerBrook Capital Partners, L.P. From February 2014 to June 2015, Mr. Zepf had been a managing director and Head of Strategic Initiatives at Golub Capital. Prior to joining Golub Capital, from March 2005 to February 2014, Mr. Zepf was a managing principal of Corporate Partners II Ltd, a Lazard-sponsored private equity fund formed to acquire significant stakes in public and private companies. The Corporate Partners funds focused on making privately negotiated minority stake and control investments in companies in need of capital for balance sheet repair, growth capital, or consolidations/acquisitions. Following the February 2009 spin-off of Corporate Partners from Lazard, Mr. Zepf also served as managing principal of Corporate Partners Management LLC until February 2014. Prior to that, from 2001 to 2009, he was also co-head of Lazard North American Private Equity, and, from 2001 to 2005, a managing director of Lazard LLC. Mr. Zepf was a managing principal of Lazard Alternative Investments from 2005 to 2009 and of Lazard Capital Partners from 2001 to 2009. Previously, from 1998 to 2001, Mr. Zepf was a managing director of Corporate Partners I and of Centre Partners, a middle market private equity firm. He started his career in the Merchant Banking Department at Morgan Stanley & Co. in 1987. From December 2006 to May 2017, Mr. Zepf was a member of the board of directors of Ironshore Ltd, a global specialty property casualty insurance company, and since June 2015 he has provided limited consulting services to an investment management company. Mr. Zepf has also served on the board of directors of BIH Holdings and CP Financial. Mr. Zepf received a B.A. and graduated with highest honors and Phi Beta Kappa from the University of Notre Dame. Mr. Zepf is the managing member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive investing and financial background. We anticipate that Mr. Zepf will resign from his positions as director and chief executive officer, effective upon the closing of the Business Combination.

Andrew Cook has served as our Chief Financial Officer since our inception. Mr. Cook has been a director and audit committee chairman of Blue Capital Reinsurance Holdings Ltd (NYSE: BCRH) since September 2013. Since April 2015 he has also been a director and investment committee chairman of GreyCastle Life Reinsurance (SAC) Ltd. a Bermuda based entity that participates in the life reinsurance run-off space. He served as President of Alterra Bermuda Ltd. from October 2010 to June 2013, in addition to his position as EVP — Business Development. Previously, Mr. Cook served as Chief Financial Officer of Harbor Point Ltd. from 2006 until its merger with Max Capital Corp., the combination forming Alterra Capital Holdings Ltd, in May 2010. He also served from 2006 to 2010 as deputy chairman, President and Chief Financial officer of Harbor Point Re Ltd. While at Alterra, Mr. Cook was President and Chief Executive Officer of its New Point Limited reinsurance sidecar vehicles. From 2001 to 2006, Mr. Cook was the founding Chief Financial Officer of Axis Capital Holdings Ltd. Prior to that, he served as founding Senior Vice President and Chief Financial Officer of LaSalle Re Holdings, Ltd. Mr. Cook qualified as a Canadian Chartered Professional Accountant in 1986. Mr. Cook holds a BA from the University of Western Ontario. Mr. Cook is a member of our sponsor. We anticipate that Mr. Cook will resign from his position as chief financial officer upon the closing of the Business Combination.

Gary T. DiCamillo has served as our vice chairman of our board of directors since our initial public offering. Since June 2017, he has served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading lifestyle and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint Advisors, LLC, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that he was the former president and chief executive officer of Advantage Resourcing (formerly known as RADIA International), a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1996 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1996 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo was elected as a director of Whirlpool Corporation (NYSE:WHR) in 1997 and served as chairman of its audit committee from April 2013 to April 2017. He also served as a board member of The Sheridan Group, Inc., a digital and analog printing company, from May 1989 until February 2017; a board member of Pella Corp., a window and door manufacturer, from 1993 until 2007, then again from May 2010 until the present, where he has chaired the compensation committee since May 2015; a board member of Berkshire Manufactured Products Corp., a manufacturer of aircraft engine parts, from February 2011 to September 2015, where he chaired the audit committee since May 2012 to September 2015; a board member of Universal Trailer Corp., a manufacturer of horse, livestock and cargo trailers for farm, recreational, and commercial markets, since March 2011 and a board member of Select Staffing Corp., a commercial and specialty contract staffing company, from May 2014 to August 2016, where he has chaired the compensation committee since May 2014. He serves on the boards of trustees at Rensselaer Polytechnic Institute, the Museum of Science in Boston, Spoleto Festival USA and previously served as a board member of the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute. Mr. DiCamillo is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background. Mr. DiCamillo is expected to serve as a director upon the closing of the Business Combination.

Pano Anthos has served as one of our directors since our initial public offering. Since August 2015, Mr. Anthos has been the Managing Director of XRC Labs and XRC Fund, a retail and consumer goods technology accelerator based in New York City and co-sponsored by Parsons School of Design and Kurt Salmon. Since October 2011, Mr. Anthos has been a partner of Eaglepoint, running their digital transformation practice. He has over 25 years of technology Chief Executive Officer and founder experience, having built new businesses in B2B and B2C markets across Web, social, mobile and gaming platforms. Since November 2012, Mr. Anthos has also been a co-founder of GatherEducation, a virtual reality classroom platform that recreates the physical classroom online to enable great teachers to teach students on low bandwidth, 3G networks. From September 2010 to October 2011, Mr. Anthos founded and ran Guided Launch, an advisory firm that incubated startups in the media and advertising spaces. From 2007 to August 2010, Mr. Anthos founded Hangout Industries, the first virtual reality gaming platform on Facebook, leveraging real world fashion brands and partners such as Conde Nast, Steve Madden and Paige Denim to generate brand experiences for over its players. From 2003 to 2006, Mr. Anthos founded Pantero, a semantic web integration platform that major telecom and insurance companies use to integrate multiple disparate systems. From 1984 to 2001, Mr. Anthos co-founded and built Clearcross, a global logistics platform to manage cross border shipments for global manufacturers and e-commerce companies in over 20 countries. Mr. Anthos also served on the board of directors of FCA International. Mr. Anthos holds an MIA from Columbia University, was an International Fellow and holds a BA from the University of Delaware. Mr. Anthos is a member of our sponsor. He is well-qualified to serve on our board of directors due to his extensive operational and management background. Mr. Anthos is expected to serve as a director upon the closing of the Business Combination.

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

Neal Goldman has served as a member of our sponsor and one of our advisors since our initial public offering. Since January 2012, Mr. Goldman has been a partner of Eaglepoint. Mr. Goldman has over 25 years of senior management experience, at the intersection of legal and business, having managed legal, regulatory and corporate business functions. He has crafted and negotiated restructuring arrangements and enhanced stockholder value through the sale of underperforming assets which included the sale and licensing of intellectual property. From June 2010 to April 2012, Mr. Goldman was the chief legal and regulatory officer of Skype and assisted in the sale of Skype to Microsoft Corporation in 2011. From April 2007 to May 2010 he was the executive vice president and chief legal and administrative officer of 3Com and played a role in the sale of 3Com Corporation to Hewlett-Packard Company in 2010. From 2001 to 2003 he was the executive vice president and chief legal and administrative officer of Polaroid Corporation and played a lead role in its sale to a private equity firm. In addition to his role at Eaglepoint, Mr. Goldman is also a limited partner in CommonAngels Ventures. He served on the board of directors of Nets, Inc. and US Robotics. Mr. Goldman is admitted to practice law in the Commonwealth of Massachusetts, before the Federal District of Massachusetts and before the US Supreme Court.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In connection with the Business Combination, our board of directors will be reconstituted and initially composed of seven members. Our board of directors will be declassified, with directors serving until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of January 30, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Global Partner Sponsor I LLC (our sponsor)	3,881,250	24.3%
Paul Zepf (2)	3,881,250	24.3%
Andrew Cook (3)	—	—
William Kerr (4)	—	—
Gary DiCamillo (5)	—	—
Pano Anthos (6)	—	—
Jeffrey Weiss (7)	—	—
TD Asset Management Inc. (8)	1,295,300	8.1%
Capstone Investment Advisors, LLC (9)	1,000,000	6.3%
Davidson Kempner Capital Management LLC (10)	1,200,000	7.5%
Hudson Bay Capital Management, L.P. (11)	1,000,000	6.3%
Highbridge Capital Management, LLC (12)	1,350,000	8.4%
All directors and executive officers as a group (6 individuals)	3,881,250	20.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is currently 1 Rockefeller Center, 11th Floor, New York, New York 10020.

(2)	These shares represent the founder shares held by our sponsor. Paul Zepf, our Chief Executive Officer, is the sole managing member of our sponsor. Consequently, Mr. Zepf may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Mr. Zepf, through his holdings in our sponsor, has a pecuniary interest in 865,576 founder shares. In addition, 200,001 shares are held in the Zepf 1999 Descendants’ Trust, over which Mr. Zepf does not have voting or dispositive control.
(3)	Tomahawk International Holdings Limited, an affiliate of Mr. Cook, has a pecuniary interest in 331,287 founder shares through its holdings in our sponsor.
(4)	Mr. Kerr, through his holdings in our sponsor, has a pecuniary interest in 298,204 founder shares.
(5)	Mr. DiCamillo, through his holdings in our sponsor, has a pecuniary interest in 167,713 founder shares.
(6)	Mr. Anthos, through his holdings in our sponsor, has a pecuniary interest in 40,109 founder shares.
(7)	Mr. Weiss, through his holdings in our sponsor, has a pecuniary interest in 156,170 founder shares.
(8)	According to Amendment No. 1 to Schedule 13G filed on February 10, 2017 by TD Asset Management Inc. and TDAM USA Inc., TD Asset Management Inc. has sole voting and dispositive power over 1,295,300 shares of common stock and TDAM USA Inc. has sole voting and dispositive power over 700 shares of common stock. The address of the principal business office of each of the reporting persons is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.
(9)	According to a Schedule 13G filed on February 12, 2016 by Capstone Investment Advisors, LLC, the reporting person has sole voting and dispositive power over 1,000,000 shares of common stock. The address of the reporting person is 7 World Trade Center, 250 Greenwich Street, 30th Floor, New York, New York 10007.
(10)	According to a Schedule 13G filed with the SEC on August 10, 2015, Davidson Kempner Capital Management LLC shares voting and dispositive power with certain affiliated entities over 1,200,000 shares of common stock. Davidson Kempner Capital Management LLC acts as investment manager to each such affiliated entity and is responsible for the voting and investment decisions of each such affiliated entity. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. are managing members of Davidson Kempner Capital Management LLC with voting and dispositive power over the shares held by Davidson Kempner Capital Management LLC and such affiliated entities. The address of the principal business office of each of the reporting persons is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(11)	According to a Schedule 13G filed with the SEC on January 30, 2017, Hudson Bay Capital Management, L.P. shares voting and dispositive power with Sander Gerber over 1,000,000 shares of common stock. The address of the principal business office of each of the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017.
(12)	According to a Schedule 13G filed on August 7, 2017 by Highbridge Capital Management, LLC shares voting and dispositive power with Highbridge International LLC over 1,350,00 shares of Common Stock. The address of the principal place of business office of the reporting person is 40 West 57th Street, 32nd Floor, New York, New York 10019.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. On January 12, 2017, we issued a promissory note to our sponsor. The note permits us to borrow money from time to time from our sponsor in an aggregate principal amount of up to $1.2 million with an interest rate of 7.5% per annum. During January 2017, we borrowed $1,200,000 under the note. The note was repaid, together with approximately $57,000 of accrued interest, on September 5, 2017 (see Note 8 to the Company’s financial statements). On November 1, 2017, the Company issued a second promissory note to the sponsor in an aggregate principal amount of up to $1,000,000. Such note does not bear interest and can be drawn down in any amount upon five business days’ notice to the sponsor. As of the date of this report, the Company has drawn $600,000 from the note. Under such note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share.  The sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company.  The note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2017 and 2016 and for the period from May 19, 2015 (date of inception) to December 31, 2015 totaled approximately $49,000, $47,000 and 37,500, respectively. The aggregate fees of Withum related to 2017 and 2016 audit services in connection with the review of our proxy statements totaled approximately $67,000 and $16,500. The aggregate fees of Withum related to audit services in connection with our 2015 initial public offering totaled approximately $37,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2017 and 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015, we did not pay Withum any audit-related fees.

Tax Fees. Fees charged by Withum for tax return services, planning and tax advice for the fiscal years ended December 31, 2017 and 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015 respectively, were approximately $2,500, $2,500 and $2,500.

All Other Fees. We paid Withum approximately $128,000 for certain due diligence service in connection with the Business Combination with Purple. We did not pay Withum for any other services for the year ended December 31, 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015.

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

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 29, 2015, between the Company and Deutsche Bank Securities Inc. (1)
2.1	Agreement and Plan of Merger, dated as of November 2, 2017, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein. (6)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein. (7)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amendment to Amended and Restated Certificate of Incorporation, dated as of August 3, 2017. (5)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated June 1, 2015 issued to Global Partner Sponsor I LLC. (2)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated July 29, 2015, between the Company and certain security holders. (1)
10.5	Securities Subscription Agreement, dated May 19, 2015, between the Company and Global Partner Sponsor I LLC. (2)
10.6	Sponsor Warrants Purchase Agreement, dated June 11, 2015 between the Company and Global Partner Sponsor I LLC. (2)
10.7	Form of Indemnity Agreement. (3)
10.8	Administrative Services Agreement, dated July 29, 2015, between the Company and Global Partner Sponsor I LLC. (1)
10.9	Letter, dated May 19, 2017, by Sequel Youth and Family Services, LLC. (4)
10.10	Amendment No. 1 to Investment Management Trust Agreement, dated August 3, 2017, by and between Global Partner Acquisition Corp. and Continental Stock Transfer & Trust Company. (5)
10.11	Promissory Note, dated as of November 1, 2017, issued by the Company to Global Partner Sponsor I LLC. (6)
14.1	Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 4, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 12, 2015.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 13, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 22, 2017.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 4, 2017.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2017.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2018.

Item 16.	Form 10-K Summary

Not applicable.

GLOBAL PARTNER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Partner Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Partner Acquisition Corp. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows, for each of the years then ended and for the period from May 19, 2015 (date of inception) to December 31, 2015, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended and for the period from May 19, 2015 (date of inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by February 5, 2018, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2015.

Whippany, New Jersey

January 31, 2018

GLOBAL PARTNER ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets –
Cash	$220,000	$237,000
Prepaid expenses	10,000	41,000
Total current assets	230,000	278,000

Non-current assets -
Cash and investments held in Trust Account	122,051,000	155,543,000

Total assets	$122,281,000	$155,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts payable	$659,000	$199,000
Related party loans	600,000	-
Accrued liabilities	212,000	1,614,000
Accrued taxes	330,000	62,000
Total current liabilities	1,801,000	1,875,000

Other liabilities –
Deferred underwriting commission	4,000,000	4,658,000
Total liabilities	5,801,000	6,533,000

Common stock subject to possible redemption; 11,148,003 shares and 14,428,805 shares, respectively, at December 31, 2017 and 2016 (at approximately $10.00 per share)	111,480,000	144,288,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized, 4,841,767 shares and 4,977,445 shares, respectively, issued and outstanding (excluding 11,148,003 and 14,428,805 shares, respectively, subject to possible redemption) at December 31, 2017 and 2016	-	-
Additional paid-in-capital	6,827,000	7,630,000
Accumulated deficit	(1,827,000)	(2,630,000)
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$122,281,000	$155,821,000

See accompanying notes to financial statements.

GLOBAL PARTNER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended		For the Period from May 19, 2015 (date of inception) to
	December 31,		December 31,
	2017	2016	2015
Revenues	$-	$-	$-
General and administrative expenses	2,220,000	2,657,000	346,000
Loss from operations	(2,220,000)	(2,657,000)	(346,000)
Other income (expense)
Transaction fee income	2,500,000	-	-
Interest income on Trust Account	1,036,000	330,000	43,000
Interest and financing cost on Notes payable – related party	(107,000)	-	-
Total other income	3,429,000	330,000	43,000
Income (loss) before income tax	1,209,000	(2,327,000)	(303,000)
Provision for income tax	(406,000)	-	-
Net income (loss) attributable to common stock	$803,000	$(2,327,000)	(303,000)
Weighted average common shares outstanding:
Basic	4,962,000	4,787,000	4,446,000
Diluted	17,689,000	4,787,000	4,446,000
Net Income (loss) per common share:
Basic	$0.16	$(0.49)	$(0.07)
Diluted	$0.05	$(0.49)	$(0.07)

See accompanying notes to financial statements.

GLOBAL PARTNER ACQUISITION CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 19, 2015 (date of inception) to December 31, 2017

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor at $0.006 per share	3,881,250	$-	$25,000	$-	$25,000
Sale of Units to the public in August 2015 at $10.00 per Unit	15,525,000	2,000	155,248,000	-	155,250,000
Underwriters’ discount and offering expenses	-	-	(9,765,000)	-	(9,765,000)
Sale of 12,815,000 Private Placement Warrants in August 2015 at $0.50 per warrant	-	-	6,408,000	-	6,408,000
Proceeds subject to possible redemption of 14,676,855 shares at redemption value	(14,661,512)	(2,000)	(146,613,000)	-	(146,615,000)
Net loss attributable to common stock	-	-	-	(303,000)	(303,000)

Balances, December 31, 2015	4,744,738	-	5,303,000	(303,000)	5,000,000

Changes in proceeds subject to possible redemption	232,707	-	2,327,000	-	2,327,000
Net loss attributable to common stock	-	-	-	(2,327,000)	(2,327,000)

Balances, December 31, 2016	4,977,445	-	7,630,000	(2,630,000)	5,000,000

Reduction of deferred underwriting commissions	-	-	658,000	-	658,000
Change in proceeds subject to possible redemption(1)	(135,678)	-	(1,461,000)	-	(1,461,000)
Net income	-	-	-	803,000	803,000

Balances, December 31, 2017	4,841,767	$-	$6,827,000	$(1,827,000)	$5,000,000

(1)	Includes the effect of the redemption of 3,416,480 public shares into a pro rata portion of the Trust Account on August 3, 2017 (see Notes 6 and 7).

See accompanying notes to financial statements.

GLOBAL PARTNER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended		For the Period from May 19, 2015 (date of inception) to
	December 31,		December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$803,000	$(2,327,000)	$(303,000)
Adjustments to reconcile net income (loss) to net cash used in operations:
Decrease in prepaid expenses	31,000	90,000	(131,000)
Increase (decrease) in accounts payable, accrued liabilities and accrued taxes, net	(674,000)	1,676,000	199,000
Trust income retained in Trust Account	(777,000)	(250,000)	(43,000)
Net cash used in operating activities	(617,000)	(811,000)	(278,000)

Cash flows from investing activities:
Withdrawal from Trust Account upon redemption of 3,416,480 public shares	34,165,000	-	-
Cash deposited in Trust Account	-	-	(155,250,000)
Net cash (used in) provided by investing activities	34,165,000	-	(155,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponosor	-	-	25,000
Proceeds from notes payable and advances– related party	1,800,000	-	225,000
Proceeds from sale of Public Offering Units	-	-	155,250,000
Proceeds from sale of Private Placement Warrants	-	-	6,408,000
Payment of underwriting discounts	-	-	(4,658,000)
Payment of offering costs	-	-	(449,000)
Payment of notes payable – related party	(1,200,000)	-	(225,000)
Redemption of common stock	(34,165,000)	-	-
Net cash (used in) provided by financing activities	(33,565,000)	-	156,576,000

Net increase (decrease) in cash	(17,000)	(811,000)	1,048,000
Cash at beginning of period	237,000	1,048,000	-
Cash at end of period	$220,000	$237,000	$1,048,000

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions	$(658,000)	$-	$4,658,000
Cash paid for taxes	$260,000	$67,000	$-

See accompanying notes to financial statements.

GLOBAL PARTNER ACQUISITION CORP.
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Global Partner Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As discussed below, the Company must complete an Initial Business Combination prior to February 5, 2018 or cease all operations, redeem the public shares of its common stock and dissolve and liquidate its remaining assets to its creditors and remaining stockholders.

At December 31, 2017, the Company had not commenced any operations. All activity for the period from May 19, 2015 (date of inception) through December 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, locating and completing a suitable Initial Business Combination. The Company has not and will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds of the Public Offering and a concurrent private placement.

Sponsor and Financing:

The Company’s sponsor is Global Partner Sponsor I LLC, a Delaware limited liability corporation (the “Sponsor” or the “initial stockholder”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 29, 2015. The Company intends to finance an Initial Business Combination with proceeds from $155,250,000 of gross proceeds from the Public Offering, less redemptions of approximately $34,269,000 in August 2017 (below and Notes 6 and 7) including the underwriters’ exercise of the over-allotment option in full (as described in Note 4) and approximately $6,408,000 of gross proceeds from a concurrent private placement (Note 4). Upon the closing of the Public Offering and the private placement, the gross proceeds of the Public Offering were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. See below as well as Notes 5, 6 and 7 regarding redemptions of common stock and the release of a portion of the funds from the Trust Account in connection with stockholder approval, in August 2017, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Initial Business Combination.

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

However, on August 3, 2017, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date on which the Company must liquidate the Trust Account if the Company has not completed an initial business combination, from February 5, 2018 to November 6, 2017 (or February 5, 2018 if the Company executed a definitive agreement for an initial business combination prior to November 6, 2017), and to permit the withdrawal of funds from the Trust Account to pay stockholders who properly exercise their redemption rights in connection with the extension. Stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 6 and 7. As discussed further in Note 3, on November 2, 2017, the Company entered into a definitive agreement for an Initial Business Combination, thereby extending the date to complete an Initial Business Combination to February 5, 2018.

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

On August 3, 2017, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an Initial Business Combination from February 5, 2018 to November 6, 2017 (or to February 5, 2018 if the Company has executed a definitive agreement for an initial business combination prior to November 6, 2017) or such earlier date as determined by the Board of Directors of the Company. In connection with such stockholder approval, public stockholders had the right to redeem their pro rata portion of the funds in the Trust Account and stockholders representing 3,416,480 shares elected to redeem their shares as further discussed in Notes 4 and 5. See Liquidation and Going Concern below.

Liquidation and Going Concern:

As noted in Initial Business Combination above, the Company will have until February 5, 2018 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by that date, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholder has entered into a letter agreement with the Company, pursuant to which it waived its rights to participate in any redemption with respect to its initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern at December 31, 2017. No adjustments have been made to the carrying amounts of assets or liabilities as of such date should the Company be required to liquidate after February 5, 2018.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

At December 31, 2017, the Company had current liabilities of approximately $1,801,000 and negative working capital of approximately $1,571,000. Of these amounts, approximately $330,000 represents accrued taxes (which can be paid with interest earned from the Trust Account), approximately $600,000 represents a loan payable to our Sponsor and approximately $871,000 largely represents amounts owed to professionals, consultants, advisors and others for their services. Funds in the Trust Account are not generally available to pay professionals, consultants, advisors and others absent an Initial Business Combination and the majority of such parties have agreed to waive any claims against the Trust Account. The Company believes that such professionals, consultants, advisors and others will continue assisting the Company with completing the Initial Business Combination and, excluding our independent registered public accounting firm, defer a portion of their fees until such completion or on a contingency basis. On November 2, 2017, the Company drew $600,000 under a Sponsor Note executed on November 1, 2017. The Company has another $400,000 available from its Sponsor under the Sponsor Note (see Note 5). Further, the Company continues to generate interest income that is available to pay taxes. As such, the Company believes that it has sufficient working capital at December 31, 2017 to fund its operations until completion of its Initial Business Combination or, if necessary, through February 5, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering.” Offering costs of approximately $9,765,000, consisting principally of underwriting discounts of $9,315,000 (including approximately $4,658,000 (see Note 4) of which payment is deferred) and approximately $450,000 of professional, printing, filing, regulatory and other costs were charged to additional paid in capital upon the closing of the Public Offering on August 4, 2015.

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

Net Income (Loss) Per Common Share:

The Company complies with the accounting and disclosure requirements in ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2017, 2016 and 2015 have been excluded from the calculation of basic income per share for the years ended December 31, 2017 and 2016 and for the period from May 19, 2015 (date of inception) to December 31, 2015 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants sold in the Public Offering and the concurrent private placement to purchase 14,170,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the year ended December 31, 2017, the diluted earnings per share calculation includes all shares subject to redemption.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s currently taxable income consists of interest income on the trust account net of taxes paid. The Company’s costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2017, the Company recorded income tax expense of approximately $406,000 primarily related to interest income earned on the Trust Account net of franchise taxes paid. The Company’s effective tax rate for the year ended December 31, 2017 was 34%, which does not differ significantly from the expected income tax rate. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At December 31, 2017 and 2016, the Company has a deferred tax asset of approximately $310,000 (reflecting a reduction of approximately $210,000 resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled) and $225,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017 or 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017 or 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

All of the common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

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

Accordingly, at December 31, 2017 and 2016, 11,148,003 and 14,428,805, respectively, of the 12,108,520 and 15,525,000, respectively, Public Shares were classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – ENTRY INTO MERGER AGREEMENT FOR BUSINESS COMBINATION

On November 2, 2017, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among the Company, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple”), InnoHold, LLC, a Delaware limited liability company and the sole equity holder of Purple (“InnoHold”), and the Sponsor, solely in its capacity thereunder as the representative of the Company after the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, the Company agreed to acquire Purple’s business through a merger of Merger Sub with and into Purple, with Purple being the survivor in the merger (the “Business Combination,”) and together with the other transactions contemplated by the Merger Agreement and the agreements attached thereto, the “Transactions”. The Merger Agreement and the Transactions were unanimously approved by the board of directors of the Company.

The merger consideration will be based on a Purple enterprise value of $500 million and will consist of both cash consideration and equity consideration, as defined in the Merger Agreement. To accommodate the equity consideration, certain changes to the capital structure of the Company, which are described further in Note 7, are to occur upon consummation of the Business Combination, subject to stockholder approval.

Purple is a comfort technology company with products aimed at improving how people sleep, sit and stand. Purple currently offers mattress, bedding and cushioning products through direct-to-consumer and retail channels. Purple is based in Alpine, UT, was organized as a Delaware limited liability company in 2010 and changed its name to Purple Innovation, LLC in January 2017. Additional information regarding Purple, the Business Combination and the Transactions is available in the Form 8-Ks filed by the Company on November 3, 2017 and January 8, 2018 and the definitive proxy statement filed by the Company on January 16, 2018.

NOTE 4 – PUBLIC OFFERING

On August 4, 2015, the Company closed the Public Offering for the sale of 15,525,000 Units at a price of $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment option yielding gross proceeds of $155,250,000. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to February 5, 2018, the Warrants will expire. The Company has agreed to use its best efforts following the completion of the Initial Business Combination to file a new registration statement under the Securities Act, to cover the shares of common stock issuable upon the exercise of the warrants. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants issued as part of the Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they are exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 3% of the gross proceeds of the Public Offering to the underwriters at the closing of the Public Offering (approximately $4,658,000), with an additional fee (the “Deferred Discount”) of 3% of the gross proceeds payable upon the Company’s completion of the Initial Business Combination. In July 2017, the Company reached an agreement with the underwriters to reduce the Deferred Discount from $4,657,500 to $4,000,000. The reduction was recorded as an increase to additional paid in capital in the year ended December 31, 2017. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

In addition, on August 4, 2015, the Sponsor paid the Company approximately $6,408,000 in a private placement for the purchase of 12,815,000 warrants at a price of $0.50 per warrant.

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

The Merger Agreement for the Business Combination described in Note 3 calls for (a) the forfeiture of 1,293,750 Founder Shares and (b) subjecting an additional 1,293,750 Founder Shares to vesting and forfeiture based on the common stock performance of the Company over an eight-year period following the consummation of the Business Combination.

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

The Merger Agreement for the Business Combination described in Note 3 calls for the transfer to InnoHold of the 12,815,000 Private Placement Warrants or such lesser number of warrants as the Sponsor and InnoHold may agree in writing on or prior to closing of the Business Combination.

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

Sponsor Note:

On November 1, 2017, the Company executed the Sponsor Note for up to $1,000,000 to cover certain Business Combination fees and expenses. The Sponsor Note does not bear interest and can be drawn down in any amount upon five business days' notice to the Sponsor. On November 2, 2017, the Company drew $600,000 under the Sponsor Note. Under the Sponsor Note, the Company has the option to convert any unpaid balance into shares of common stock based on a share price of $10.00 per share. The Sponsor is also entitled to receive a capital commitment fee in the amount of $50,000 in consideration of its agreement to commit to make the loan to the Company, which fee has been accrued as financing costs at December 31, 2017. The Sponsor Note is repayable in full upon the earliest to occur of: (i) the consummation of the Business Combination, (ii) February 28, 2018 and (iii) the date that the winding up of the Company is effective.

January 2017 and June 2015 Sponsor Notes:

On January 12, 2017, the Company issued a promissory note to the Sponsor which permitted the Company to borrow money from time to time from the Sponsor in an aggregate principal amount of up to $1,200,000 with an interest rate of 7.5% per annum. During January 2017, the Company borrowed $1,200,000 under the note. The Company used the proceeds from such borrowings for ongoing operational expenses and certain other expenses in connection with a potential Initial Business Combination that was subsequently terminated. The note was repaid, together with approximately $57,000 of accrued interest, on September 5, 2017 (see Note 8).

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

At December 31, 2017 and 2016, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills. The U.S. government treasury bills held at December 31, 2016 matured in March 2017 and the U. S. government treasury bills held at December 31, 2017 matured on January 11, 2018. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet at December 31, 2017 and 2016 and adjusted for the amortization or accretion of premiums or discounts. Approximately $2,000 and $1,000, respectively, of the balance in the Trust Account was held in cash at December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016 and the period from May 19, 2015 (date of inception) to December 31, 2015, approximately $260,000, $67,000 and -0-, respectively, was released from the Trust Account to the Company to pay taxes.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under FASB ASC 320. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Gross	Quoted Prices in Active
	December 31,	Unrealized	Markets
Description	2017	Holding Gain	(Level 1)
Assets:
U.S. Government Treasury Bills	$122,049,000	$1,000	$122,050,000
Cash	2,000	-	2,000

Total	$122,051,000	$1,000	$122,052,000

	Carrying Value at	Gross Unrealized	Quoted Prices in Active
	December 31,	Holding	Markets
Description	2016	Loss	(Level 1)
Assets
U.S. Government Treasury Bills	$155,542,000	$(15,000)	$155,527,000
Cash	1,000	-	1,000

Total	$155,543,000	$(15,000)	$155,528,000

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

At December 31, 2017, the redemption amount per share in the Trust Account was approximately $10.05.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock:

The Company is authorized to issue 35,000,000 shares of common stock. The Company will likely (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At December 31, 2017 and 2016, there were 15,989,770 and 19,406,250, respectively, shares of common stock issued and outstanding. At December 31, 2017 and 2016, 11,148,003 and 14,428,805, respectively, of the outstanding shares were subject to redemption.

As discussed further in Note 2, on August 3, 2017, stockholders representing 3,416,480 shares elected to redeem their shares which reduced the number of outstanding shares from 19,406,250 to 15,989,770.

The Merger Agreement for the Business Combination described in Note 3 calls for a change to the capital structure of the Company. Each of the outstanding shares of common stock of the Company (“Common Stock”) will remain outstanding and be renamed as Class A common stock of the Company (“Class A Stock”), with the same voting and other rights currently represented by the shares of Common Stock. In addition, a new class of Class B common stock of the Company (“Class B Stock”) will be created. The Class B Stock will have one vote per share, and will vote together with the Class A Stock, but will have no economic rights. The Class B Stock will be issued to Innohold, LLC, Purple’s current sole common equity holder as described in the Merger Agreement.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2017 and 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 – TERMINATION OF PROPOSED BUSINESS COMBINATION WITH SEQUEL AND RELATED TRANSACTION FEE INCOME

On January 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Sequel Merger Agreement”), by and among the Company, Sequel Acquisition, LLC (the “MergerSub”), a wholly-owned subsidiary of the Company, Sequel Youth and Family Services, LLC (“Sequel”) and other parties named thereto. Pursuant to the Sequel Merger Agreement, the Company agreed to acquire the Sequel business through a merger of MergerSub with and into Sequel, with Sequel being the survivor in the merger (the “Sequel Business Combination”). On May 19, 2017, the Company received notice from Sequel that Sequel terminated the Sequel Merger Agreement since the transactions contemplated by the Sequel Merger Agreement were not completed on or prior to May 15, 2017 as required.

On September 1, 2017, the Company received a $2,500,000 fee for releasing a third party from a non-circumvention agreement with the Company relating to the Sequel Business Combination. In connection with the receipt of this payment by the Company, the Company paid down approximately $2,250,000 of accrued liabilities relating to the Sequel Business Combination, including the principal amount of a promissory note issued to the Sponsor in the amount of $1,200,000 together with approximately $57,000 of accrued interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2018

Global Partner Acquisition Corp.

By:	/s/ Paul Zepf
Name:	Paul Zepf
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Zepf	Chief Executive Officer and Director	February 1, 2018
Paul Zepf	(Principal Executive Officer)

/s/ Andrew Cook	Chief Financial Officer and Secretary	February 1, 2018
Andrew Cook	(Principal Financial and Accounting Officer)

/s/ William Kerr	Chairman of the Board of Directors	February 1, 2018
William Kerr

/s/ Gary DiCamillo	Vice Chairman of the Board of Directors	February 1, 2018
Gary DiCamillo

/s/ Jeffrey Weiss	Director	February 1, 2018
Jeffrey Weiss

/s/ Pano Anthos	Director	February 1, 2018
Pano Anthos