Form 10-Q
period 2018-03-31
Purple Innovation, Inc.
filed 2018-05-15
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

123 EAST 200 NORTH

ALPINE, UTAH 84004

(Address of principal executive offices, including zip code)

(801) 756-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2018, 9,682,855 shares of the registrant’s Class A common stock, $.0001 par value per share, and 44,071,318 shares of the registrant’s Class B common stock, $.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2018

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure® and Hyper-Elastic Polymer® (for plasticized elastomeric gel and certain types of products). We also have a number of common law trademarks, including Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™ and EquaGel Adjustable™. Solely for convenience, we refer to our trademarks in this Quarterly Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets		(Revised)(1)
Current assets:
Cash and cash equivalents	$26,843	$3,593
Accounts receivable, net	3,911	4,182
Inventories, net	26,579	13,345
Prepaid inventory	1,587	2,219
Other current assets	2,879	492
Total current assets	61,799	23,831
Property and equipment, net	16,127	13,464
Intangible assets, net	1,319	1,267
Other long-term assets	5	22
Total Assets	$79,250	$38,584

Liabilities and Equity
Current liabilities:
Accounts payable	$19,790	$21,131
Accrued sales returns	4,606	4,825
Accrued compensation	1,747	2,097
Customer prepayments	7,060	3,213
Accrued sales tax	7,311	8,466
Other accrued liabilities	2,973	1,451
Current portion of long-term obligations	30	29
Total current liabilities	43,517	41,212
Long-term debt	19,081	8,000
Other long-term liabilities and obligations, net of current portion	2,646	2,368
Total liabilities	65,244	51,580
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,683 issued and outstanding at March 31, 2018	1	—
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at March 31, 2018	4	—
Additional paid-in capital	3,256	—
Accumulated deficit	(1,428)	—
Total stockholders’ equity	1,833	—
Noncontrolling interest	12,173	—
Member deficit	—	(12,996)
Total equity	14,006	(12,996)
Total Liabilities and Equity	$79,250	$38,584

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues, net	$60,980	$30,124
Cost of revenues	34,580	15,830
Gross profit	26,400	14,294
Operating expenses:
Marketing and sales	22,045	13,791
General and administrative	6,762	2,212
Research and development	511	277
Total operating expenses	29,318	16,280
Operating loss	(2,918)	(1,986)
Interest expense	702	—
Other income, net	(19)	(6)
Net loss	(3,601)	(1,980)
Net loss attributable to noncontrolling interest	(2,173)	—
Net loss attributable to Purple Innovation, Inc.	$(1,428)	$(1,980)
Net loss per common share—basic and diluted	$(0.17)	$(0.24)
Weighted average common shares outstanding—basic and diluted	8,389	8,389

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Class A		Class B		Additional		Total Common
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity
									(Revised)(1)
Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(12,996)	$(12,996)
Net (loss) income	—	—	—	—	—	(1,428)	(1,428)	(6,497)	4,324	(3,601)
Effect of the Transaction:
Proceeds and shares issued in the Transaction	9,683	1	44,071	4	(1,435)	—	(1,430)	18,670	8,672	25,912
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Balance - March 31, 2018	9,683	$1	44,071	$4	$3,256	$(1,428)	$1,833	$12,173	$—	$14,006

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,601)	$(1,980)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	456	75
Amortization of debt issuance costs and discounts	154	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	271	(743)
Increase in inventories	(13,234)	(4,030)
Increase in prepaid inventory and other assets	(1,753)	(2,311)
(Decrease) increase in accounts payable	(1,246)	5,088
(Decrease) increase in accrued sales returns	(219)	836
(Decrease) increase in accrued compensation	(350)	480
Increase in customer prepayments	3,847	3,728
Increase in other accrued liabilities	100	1,529
Net cash (used in) provided by operating activities	(15,575)	2,672

Cash flows from investing activities:
Purchase of property and equipment	(2,645)	(2,613)
Investment in intangible assets	(68)	—
Net cash used in investing activities	(2,713)	(2,613)

Cash flows from financing activities:
Proceeds from the Transaction	25,912	—
Proceeds from credit agreement	24,000	—
Payments on line of credit	(8,000)	—
Payments for debt issuance costs	(367)	—
Principal payments on capital lease obligations	(7)	—
Payments on related party notes payable	—	(300)
Net cash provided by (used in) financing activities	41,538	(300)

Net increase (decrease) in cash	23,250	(241)
Cash, beginning of the period	3,593	4,013
Cash, end of the period	$26,843	$3,772

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$95	$94
Assignment of founder shares and sponsor warrants	$4,691	$—
Equipment acquired under build-to-suit service agreement	$553	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Purple Innovation, Inc., collectively with its subsidiary (the “Company,” “Purple”), is a comfort technology company which designs and manufactures products to improve how people sleep, sit and stand. The Company designs and manufactures a range of comfort technology products, including mattresses, pillows and cushions, using its proprietary Hyper-Elastic Polymer® technology designed to improve comfort. The Company markets and sells its products through direct-to-consumer online channel, traditional wholesale partners and third-party online retailers.

The Company was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Transaction”) pursuant to which the Company acquired a portion of the equity of Purple Innovation, LLC (“Purple LLC”). At the closing of the Transaction (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc. (“Purple Inc”).

As the sole managing member of Purple LLC, Purple Inc through its officers and directors is responsible for all operational and administrative decision making and control of all of the day-to-day business affairs of Purple LLC without the approval of any other member, unless specified in the amended operating agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc and its consolidated subsidiary Purple LLC. Pursuant to the Transaction described in Note 3—Merger Transaction, Purple Inc acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC.

The Transaction was structured similar to a reverse recapitalization. The historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Purple LLC prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Current Report on Form 8-K/A filed March 15, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as Purple Inc is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2018, Purple Inc had approximately 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At March 31, 2018, InnoHold had approximately 82% of the economic interest in Purple LLC; however, InnoHold has disproportionally fewer voting rights, and is shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 10—Equity, “—Noncontrolling Interest.”

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Correction of Immaterial Misstatements in Prior Period Financial Statements

In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2018, the Company identified an error as of December 31, 2017 that caused an overstatement of previously reported net inventory. The error primarily related to a process deficiency in the physical inventory count and reconciliation process that resulted in an overstatement of certain inventory items. The correction of this error reduces net inventory and increases cost of revenues by $2.5 million as of and for the year ended December 31, 2017. This error arose in the fourth quarter of 2017 and did not impact the other quarters in 2017. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the impact was not material to the results of operations or financial position for the year ended December 31, 2017. The Company has elected to revise the 2017 financial statements when they are subsequently issued and accordingly, the Company has corrected the balance sheet as of December 31, 2017 in this filing. The Company will correct the statement of operations for 2017 the next time those statements are filed.

The impact to the balance sheet as of December 31, 2017 is as follows (in thousands):

	As of December 31, 2017
	As Reported	Adjustment	As Revised

Inventories, net	$15,799	$(2,454)	$13,345
Total assets	41,038	(2,454)	38,584
Member deficit	(10,452)	(2,454)	(12,996)
Total liabilities and equity	41,038	(2,454)	38,584

Revenue Recognition

The Company generates revenues from the sale of its products. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue is reported net of estimated sales returns and discounts and excludes sales taxes. As a part of the Company’s normal course of business, sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs, net of sales taxes.

With the exception of third-party “white glove” delivery, revenue generated from product sales is recognized when the inventory is shipped to the customer, which is when title passes to the customer. Revenue generated from sales through third-party “white glove” delivery and set up providers is recognized when the inventory is delivered to the customer and any required set up and removal services are complete.

The Company does not normally charge additional amounts above list price to the customer for shipping and handling. Orders with an exceptionally high shipping cost may result in an additional charge to the customer with those amounts recorded as revenue under the same policy as product revenue. Shipping costs are recorded as a component of cost of revenues.

Customer prepayments include cash amounts transacted with customers prior to product delivery.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

Purple LLC, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes that is not subject to U.S. federal income tax.

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of March 31, 2018 or in prior periods. Basic net income (loss) per common share is calculated by dividing net income available (loss attributable) to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company's outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income (loss) per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the "if-converted" method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

New Revenue Guidance

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. These updates are effective for public companies for annual periods beginning after December 15, 2017, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods within annual periods beginning January 1, 2020. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not begun to evaluate the impact that the standard will have on the Company’s financial statements.

New Lease Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods within annual periods beginning January 1, 2021. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

Other Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” The purpose of this ASU is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. These updates are effective for public companies for annual periods beginning after December 15, 2017, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods therein. The guidance in this standard is not expected to have a material impact on the financial statements.

In June 2016, the FASB issued ASU No, 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These updates are effective for public companies for annual periods beginning after December 15, 2019, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2021, and interim periods within annual periods beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These updates are effective for public companies for annual periods beginning after December 15, 2016, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2018, and interim periods within annual periods beginning January 1, 2019, with early adoption permitted. The guidance in this standard will not have a material impact on the financial statements of the Company.

3. Merger Transaction

On February 2, 2018, upon consummation of the Transaction, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the closing of the Transaction, the following occurred:

-	GPAC was renamed “Purple Innovation, Inc.” and the operating agreement of Purple LLC was amended so that, among other changes, the existing single class of common membership units was reclassified into two new classes of units, Class A membership units (the “Class A Units”) and Class B membership units (the “Class B Units”).
-	9.7 million Class A Units were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc as the sole managing member of Purple LLC. As the sole managing member, Purple Inc operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc has a minority economic interest in Purple LLC, Purple Inc has the sole voting interest in and control of the management and operations of Purple LLC.
-	44.1 million Class B Units were issued and are solely held by InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. See Note 9—Commitments and Contingencies “—Indemnification Obligations” for discussion of terms related to Class B Stock and Class B Units held in an escrow account.
-	Purple Inc amended its articles of incorporation and renamed its existing common stock as Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) (refer to Note 10—Equity for a description of the Class A Stock and Class B Stock).
-	Purple Inc issued 44.1 million shares of Class B Stock to InnoHold.
-	Purple LLC obtained approximately $25.9 million in cash for working capital needs.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
		(Revised)
Raw materials	$16,541	$10,829
Work-in-process	1,631	308
Finished goods	8,835	2,450
Inventory obsolescence reserve	(428)	(242)
Inventories, net	$26,579	$13,345

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Equipment in progress	$3,778	$3,670
Equipment	11,283	8,609
Equipment under capital lease	159	159
Furniture and fixtures	177	168
Computer equipment and software	539	469
Leasehold improvements	1,507	1,265
Total property and equipment	17,443	14,340
Accumulated depreciation	(1,316)	(876)
Property and equipment, net	$16,127	$13,464

The Company recorded depreciation and amortization related to property and equipment of $0.4 million and $0.1 million during the three months ended March 31, 2018 and 2017.

Because the Company has made $0.5 million in prepayments for construction work related to utility improvements at its Tooele, Utah manufacturing and warehouse location, the Company has been deemed the accounting owner of the improvements during their construction, and has recorded a build-to-suit asset totaling $1.1 million in property and equipment and a related build-to-suit liability of $0.6 million in other accrued liabilities as of March 31, 2018. For additional information, see Note 9—Commitments and Contingencies “—Service Agreement.”

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Current portion of warranty accrual	$664	$640
Website commissions	607	558
Accrued expenses	666	177
Build-to-suit service agreement liability	553	—
Accrued interest	483	—
Rent—related party	—	76
Total other accrued liabilities	$2,973	$1,451

7. Debt Obligations

Debt obligations consisted of the following at March 31, 2018 (in thousands):

	Principal Borrowings Outstanding	Unamortized Debt Issuance Costs and Discounts	Net Carrying Value	Interest Rate	Maturity Date
Coliseum credit agreement	$25,000	$(5,919)	$19,081	12.0%	February 2023

Debt obligations consisted of the following at December 31, 2017 (in thousands):

	Principal Borrowings	Unused Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Wells Fargo line of credit(1)	$8,000	$2,000	4.6%	October 2019

(1)	Revolving lines of credit are not presented net of unamortized debt issuance costs.

Coliseum Credit Agreement

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Debt Fund, L.P. (together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million (the “Loan”). The Loan was closed and funded in connection with the closing of the Transaction on February 2, 2018. As part of the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Loan bears interest at a fixed rate of 12.0% per annum and matures on February 2, 2023. Interest accrues and is payable on the last business day of each fiscal quarter during the term of the Loan. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amounts of the Loan. The Credit Agreement provides for certain remedies to the Lenders in the event of customary events of default. The Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants. While any amounts are outstanding under the Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20.0 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10.0 million and (iii) incurring asset-based loans in excess of $20.0 million, subject to limited exceptions. Purple LLC is also restricted from making distributions or other payments on its membership interest, subject to limited exceptions.

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the Transaction was $6.1 million.

The Credit Agreement is carried at cost. As the Credit Agreement was entered into on February 2, 2018, the carrying value approximates fair value.

Wells Fargo Line of Credit

In February 2018, the Company paid off and closed the line of credit with Wells Fargo by paying $8.1 million in cash including accrued interest and fees.

8. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the closing of the Transaction, Adam Gray, managing partner of Coliseum Capital Management, LLC (“Coliseum”), was appointed to the Company’s board of directors. CCP, one of the lenders under the Credit Agreement is a related party of Coliseum. See Note 7—Debt Obligations.

Purple Founder Entities

TNT Holdings, LLC (“TNT”), EdiZONE, LLC (“EdiZONE”) and InnoHold (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Transaction as TNT, EdiZONE and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce who also were the founders of Purple LLC and immediately following the Transaction were appointed to the Company’s board of directors (the “Purple Founders”).

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with the Founder Entities, effective January 1, 2017, pursuant to which Purple LLC and the Founder Entities agreed to provide certain operational and administrative support services. Pursuant to the Shared Services Agreement, Casey McGarvey, Purple’s Chief Legal Officer, and other employees of Purple provide services to EdiZONE, LLC. Mr. McGarvey also provides similar services to InnoHold, the controlling member of Purple Inc, and to TNT. In the three months ended March 31, 2018 and 2017, Purple did not pay to or receive from the Founder Entities any amounts under this agreement.

TNT owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT. The Company determined that TNT is not a VIE as it and Purple LLC do not hold any explicit or implicit variable interest in TNT and does not have a controlling financial interest in TNT. The Company incurred $0.3 million and $0.2 million in rent expense to TNT for the building lease of the Alpine facility in the three months ended March 31, 2018 and 2017.

On November 1, 2017, Purple and EdiZONE executed the Confidential Assignment and License Back Agreement, pursuant to which EdiZONE assigned substantially all of its intellectual property to Purple and Purple licensed back to EdiZONE such intellectual property for use outside the consumer comfort and cushioning field of use reserved by Purple. EdiZONE also agreed to notify Purple of any breach of a third-party license agreement relating to consumer comfort intellectual property or consumer comfort products and Purple reserved the right to enforce EdiZONE’s rights with respect to such violations, provided that Purple agreed to pay the costs of such enforcement and to indemnify EdiZONE for any losses arising therefrom. EdiZONE further agreed not to extend such third-party licenses or waive any such violations, or to settle any claim with respect thereto, without Purple’s consent. In addition, EdiZONE also agreed to not sell or transfer any of its assets or assign any intellectual property or licenses relating to certain consumer comfort products and related intellectual property without Purple’s consent. EdiZONE has agreed not to use any intellectual property in the consumer comfort or cushioning field of use, subject only to its existing third-party licenses. EdiZONE previously granted third party licenses in the consumer comfort and cushioning field of use, and the Confidential Assignment and License Back Agreement allows EdiZONE to maintain these existing license agreements. On March 14, 2018, Purple and EdiZONE further amended and restated the Confidential Assignment and License Back Agreement to correct some inconsistencies in the agreement.

On February 2, 2018, in connection with the Closing, the Company entered into the Exchange Agreement with InnoHold, which provides for the exchange of Class B Units and of Class B Stock issued in connection with the Business Combination into shares of Class A Stock. The initial exchange ratio will be (i) one Class B Unit plus (ii) one share of Class B Stock for one share of Class A Stock, in each case subject to certain adjustments.

On February 2, 2018, in connection with the Closing, the Company entered into the Tax Receivable Agreement with InnoHold. Pursuant to the Tax Receivable Agreement, the Company is required to pay InnoHold 80% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change of control of the Company) as a result of the increases in tax basis and certain other tax benefits related to the payment of the Cash Consideration pursuant to the Merger Agreement and the exchange of the Class B Units (together with an equal number of shares of Class B Stock) for Class A Stock. The Company would retain the remaining 20% of cash savings, if any, realized. All payments of tax savings to InnoHold will be the Company’s obligation, and not that of Purple LLC.

On February 2, 2018, in connection with the Closing, the Company entered into the Registration Rights Agreement with InnoHold and the Parent Representative. Under the Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Stock issued in exchange for the Equity Consideration pursuant to the Exchange Agreement) (the “Registrable Securities”) so long as such shares are not then restricted under the Lock-Up Agreement. InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total), so long as such shares are not then restricted under the Lock-Up Agreement. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to InnoHold as to the proposed filing and offer InnoHold an opportunity to register the sale of such number of Registrable Securities as requested by InnoHold in writing. In addition, subject to certain exceptions, InnoHold is entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of its Registrable Securities on Form S-3 and any similar short-form registration that may be available at such time.

On February 2, 2018, in connection with the Closing, InnoHold and Terry Pearce and Tony Pearce, who together own a majority of InnoHold (collectively with InnoHold, the “Sellers”), entered into the Non-Competition Agreement with the Company, Purple LLC and their respective successors, affiliates and subsidiaries (referred to as the “Covered Parties”). Pursuant to the Non-Competition Agreement, for a period from the Closing until three years thereafter (or if later, until the one year anniversary of the date on which the Sellers, their affiliates or any of their respective officers, directors or employees are no longer directors, officers, managers or employees of the Company (the “Termination Date”)), each Seller and its affiliates will not, without the Company’s prior written consent, directly or indirectly engage in (or own, manage, finance or control, or become engaged or serve as an officer, director, employee, member, partner, agent, consultant, advisor or representative of), an entity that engages in the business of (i) designing and manufacturing comfort technology products worldwide to improve how people sleep, sit, and stand, including mattresses, pillows, platform bases and cushions, and (ii) marketing, licensing and selling its products worldwide through direct-to-consumer, traditional retail channels and partnerships (collectively, the “Business”) anywhere in the world, subject to certain specified exceptions for existing relationships. However, the Covered Parties and their affiliates are permitted under the Non-Competition Agreement to own passive portfolio company investments of no more than 2% in a competitor of the Covered Parties, so long as the Sellers, their affiliates and their respective shareholders, directors, officer, managers and employees who were involved with the business of the Covered Parties are not involved in the management or control of such competitor.

On February 2, 2018, in connection with the Closing, InnoHold entered into a lock-up agreement with the Company and the Parent Representative (“Lock-Up Agreement”) with respect to the equity securities of both the Company and Purple LLC received in the Business Combination (the “Restricted Securities”). Pursuant to the Lock-Up Agreement, InnoHold agreed that it will not, from the Closing until the earliest of (x) the one year anniversary of the Closing, (y) the date on which the last sale price of the Class A Stock (or any successor publicly traded common equity security) equals or exceeds $12.00 per share (as equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (z) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of its Restricted Securities, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). However, InnoHold is allowed to transfer any of its Restricted Securities under certain limited exceptions, including to affiliates, to family members or to its equity holders, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the Lock-Up Agreement. InnoHold is also permitted to transfer the Restricted Securities pursuant to an underwritten public offering to which all of the parties to the Lock-Up Agreement shall have consented.

9. Commitments and Contingencies

Required Member Distributions

Prior to the Transaction and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Transaction. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. No distributions have been made by Purple LLC under the First Purple LLC Agreement or the Second Purple LLC agreement during the three months ended March 31, 2018 and 2017.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provides for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Tooele, Utah. The Company agreed to pay $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The early termination charge and other key terms within the service agreement will not be known and finalized until after the utility improvements have been completed and service begins. As of March 31, 2018, the utility improvements remained under construction and were not yet operational. See Note 5—Property and Equipment.

Operating Leases

The Company leases various office and warehouse facilities under two non-cancelable operating leases. Building space for its headquarters facility in Alpine, Utah is leased from TNT, an entity that prior to the Transaction was under common control with Purple LLC. The Company also leases a facility located in Tooele, Utah for use primarily as manufacturing and warehouse space. At March 31, 2018 and December 31, 2017, deferred rent of $1.8 million and $1.9 million, respectively is included in other long-term liabilities on the accompanying balance sheets. The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. During the three months ended March 31, 2018 and 2017, the Company recognized rent expense in the amount of $0.9 million and $0.7 million.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In exchange, the Company is offered a discount per gallon. The Company expects to pay approximately $14.4 million over the two-year period. As of March 31, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the closing of the Transaction, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement.

Rights of Securities Holders

The holders of the certain Warrants exercisable into Class A Stock and certain other unregistered Class A Stock were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Transaction date. In March 2018, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants), and certain unregistered shares of Class A Common Stock. The registration statement was declared effective on April 3, 2018.

Purple LLC Class B Unit Exchange Right.

On February 2, 2018, in connection with the Closing, the Company entered into an exchange agreement with Purple LLC and InnoHold (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold delivers a notice of exchange multiplied by the number of Paired Securities being exchanged.

Holders of Class B Units may elect to exchange all or any portion of their Class B Units (together with an equal number of shares of Class B Stock) as described above by delivering a notice to Purple LLC. However, the Class B Units (together with an equal number of shares of Class B Stock) may not be exchanged during a lock-up period ending on the earliest of (x) the one year anniversary of the Closing, (y) the date on which the last sale price of the Class A Stock (or any successor publicly traded common equity security) equals or exceeds $12.00 per share (as equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (z) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property. The exchange will occur automatically upon the occurrence of a change of control or sale of substantially all of the assets of the Company or Purple LLC.

In certain cases, adjustments to the exchange ratio will occur in case of a split, reclassification, recapitalization, subdivision or similar transaction of or relating to the Class B Units or the shares of Class A Stock and Class B Stock or a transaction in which the Class A Stock is exchanged or converted into other securities or property. The exchange ratio will also adjust in certain circumstances when the Company acquires Class B Units other than through an exchange for its shares of Class A Stock.

The right of a holder of Class B Units to exchange may be limited by the Company if it reasonably determines in good faith that such restrictions are required by applicable law (including securities laws), such exchange would not be permitted under other agreements of such holder with the Company or its subsidiaries, including the Operating Agreement, or if such exchange would cause Purple LLC to be treated as a “publicly traded partnership” under applicable tax laws.

The Company and each holder of Class B Units shall bear its own expense regarding the exchange except that the Company shall be responsible for transfer taxes, stamp taxes and similar duties.

Maintenance of One-to-One Ratios.

The Second Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A Stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar shareholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A Stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in InnoHold having a voting interest in the Company that is identical to InnoHold’s economic interest in Purple LLC.

Legal Proceedings

On January 9, 2018, Chris Knudsen filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen is a former consultant to Purple LLC. His contract with the company ended in March 2016. Mr. Knudsen alleges that Purple LLC orally agreed before the end of his consulting contract to appoint him as its chief executive officer beginning April 2016. Mr. Knudsen also contends that Purple LLC orally agreed to immediately issue him 4% of Purple LLC’s equity at the time of his appointment as chief executive officer. Mr. Knudsen alleges that Purple LLC breached these alleged oral agreements when it did not appoint him as chief executive officer on April 1, 2016 and did not provide any equity interests to him. Mr. Knudsen alleges that Purple LLC owes him a sum of $44 million for his purported equity stake in Purple LLC, plus interest, based on an initially announced $1.1 billion valuation. Mr. Knudsen also seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC has responded to the complaint and denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer, denies that it reached an agreement to provide equity to Mr. Knudsen, believes that this lawsuit is without merit and intends to vigorously contest it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims.

Purple LLC filed a lawsuit against Honest Reviews, LLC (“HMR”), Ryan Monahan (“Mr. Monahan”) and GhostBed, Inc. (“GhostBed”) (collectively, the “Defendants”), alleging that the Defendants are working together on a competitive campaign to intentionally disseminate false and misleading statements regarding the safety of the Company’s mattresses, while at the same time failing to disclose to the public the fact that Mr. Monahan has, since 2015, provided significant digital marketing services to GhostBed, for which his company received substantial compensation. The Defendants have published a number of articles and related materials claiming, without substantiation, that the non-toxic anti-tack powder used in connection with the Company’s products can cause respiratory distress, exacerbate asthma or other respiratory conditions, and cause cancer or even death. Defendants have widely published these materials, including on the HMR website, honestmattressreviews.com, and all of associated HMR social media pages. On September 22, 2017, the United States District Court in Utah issued a preliminary injunction requiring full disclosure of the relationship between GhostBed and Monahan on the HMR website and social media, the removal of certain prior articles and other content regarding the Company, the anti-tack powder, and the lawsuit from the HMR website and social media, and requiring that any future posts by the Defendants regarding the Company or the lawsuit be accompanied by a full disclosure of the relationship between Monahan and GhostBed. On February 12, 2018, the Court granted a motion for sanctions against the Defendants based on their untruthful and misleading statements in submissions to the Court and in their testimony at the preliminary injunction hearing. The sanctions included the dismissal of the counterclaims filed by GhostBed against Purple LLC and the award of attorneys’ fees and costs incurred by Purple LLC in connection with its second motion for preliminary injunction and its motion for sanctions. Despite the Court’s favorable rulings to date, Purple LLC is unable to determine, at this stage, the possible outcome of the litigation.

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount that the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

10. Stockholders’ Equity and Member Deficit

Prior to the Transaction, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders.

In connection with the Transaction, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of the PIPE financing. At March 31, 2018, 9.7 million shares of Class A Stock were outstanding.

The Founder Shares are identical to the shares of Class A Stock sold in GPAC’s initial public offering, and holders of these shares have the same stockholder rights as public stockholders, except that the Founder Shares are subject to certain transfer and vesting restrictions described below.

The Sponsor agreed not to transfer, assign or sell , except to certain permitted transferees, including to its members or in connection with a business combination, any of its Founder Shares until the earlier of (A) one year after the completion of the Transaction, or earlier if, subsequent to the Transaction, the last sale price of our Class A Stock equals or exceeds $12.00 per share (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the business combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In accordance with the terms of the Transaction, the Sponsor agreed to subject 0.6 million shares of Class A Stock owned by it to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. Such shares of Class A Stock will no longer be subject to forfeiture upon the occurrence of a Triggering event. In addition, in connection with the Coliseum Private Placement, the Sponsor assigned 1.3 million shares of Class A Stock subject to the same vesting and forfeiture conditions described above. Further, as of March 31, 2018, the Sponsor had distributed the remaining Founder Shares to its members. Such distributed Founder Shares remain subject to the vesting and forfeiture conditions described above.

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Class A Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder of Class B Stock may transfer shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee in compliance with the LLC Agreement. Additionally, InnoHold agreed to restrictions on certain transfers of the Company’s securities which include, subject to certain exceptions, restrictions on the transfer of their common stock from the date of the Transaction until the earliest of (i) the one-year anniversary of the date of the Transaction, (ii) the date on which the last sale price of the Class A Stock equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after the date of the Transaction and (iii) the date on which the Company consummates a liquidation, merger share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange equity holdings in the Company for cash, securities or other property. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

In connection with the Transaction, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At March 31, 2018, 44.1 million shares of Class B Stock were outstanding.

Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s IPO and 12.8 million warrants (the “Sponsor Warrants”), issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of a share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. Warrants must be exercised for a whole share.  In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Transaction, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption if the reported last sale price of the Class A Stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; provided, however, that the Sponsor Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In addition, with respect to the Sponsor Warrants, so long as such Sponsor Warrants are held by the Sponsor or its permitted transferee, the holder may elect to exercise the Sponsor Warrants on a cashless basis, by surrendering their Sponsor Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Sponsor Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. All other terms, rights and obligations of the Sponsor Warrants remain the same as the Public Warrants.

There were 12.8 million warrants, issued simultaneously with the IPO, pursuant to a private placement. The private placement warrants expire on the earlier to occur of: (i) 5 years after the date of the Transaction, or (ii) a redemption date if the stock trades over $24.00 for 20 trading days within a 30 day trading period while being exercisable and if there is an effective registration agreement. All other terms, rights and obligations remain the same as the warrants described above.

 From the time of GPAC’s IPO up to the Transaction with Purple LLC, GPAC had 28.3 million warrants outstanding. At March 31, 2018, 28.3 million warrants were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2018, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Transaction, InnoHold’s NCI percentage in Purple LLC was approximately 82%, The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by InnoHold as NCI.

11. Income Taxes

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of future earnings of Purple LLC not attributed to the NCI holder, InnoHold, which will continue to bear its share of income tax on its allocable future earnings of Purple LLC. The income tax burden on the earnings taxed to the NCI is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

As of March 31. 2018, the Company has a full valuation allowance on its net deferred tax assets. As of December 31. 2017, there was no deferred tax assets or valuations at Purple LLC. In assessing the realizability of deferred tax assets, including the deferred tax assets to be recorded in connection with the Transaction and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the three months ended March 31, 2018.

The Company currently estimates its annual effective income tax rate to be 0%. The effective tax rate for Purple Inc. differs from the federal rate of 21% primarily due to (1) a valuation allowance, (2) NCI in Purple LLC that is allocated to InnoHold and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

No current income tax liability is recorded as a result of the Transaction since its legal form is treated as a purchase of interests or assets in a non-taxable pass through partnership for U.S. federal income tax purposes such that the Company did not assume an existing tax obligation on the purchased assets. The Company expects that the excess of its tax basis in its investment in Purple LLC over its book carrying value in this investment will result in a deferred tax asset that may reduce certain income tax payments in the future. This deferred tax asset will encompass the basis increase in the assets of Purple LLC as a result of the Transaction and TRA as well as the Company’s share of Purple LLC’s unrecognized temporary timing differences between book and tax. The Company is still collecting the necessary information to quantify this net deferred tax asset for the outside basis difference. As noted above due to the uncertainty around the generation of future taxable income the Company will record a valuation allowance against the net deferred tax asset for this outside basis difference in the investment in Purple LLC.

In connection with the Transaction the Company entered into a Tax Receivable Agreement (“TRA”) with the NCI holder, InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Transaction as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the TRA. As realization of the tax benefit related to the Transaction is not currently deemed probable, no liability under the TRA has been recognized in the accompanying condensed consolidated balance sheet.

In the future, if and when InnoHold exercises its right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the TRA may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. Due to the uncertainty surrounding the amount and timing of future redemptions of Class B Paired Securities by InnoHold and uncertainty about the ability of the Company to realize net cash savings, the Company does not believe it is appropriate to record a TRA liability related to future exchanges until such time that InnoHold exercises its right to cause Class B Paired Securities to be exchanged or converted into the Company’s Class A Stock or cash and the Company believes that the associated tax benefits are more-likely-than-not to result in net cash savings.

The Company is treated as acquiring historical net deferred tax assets of GPAC of approximately $0.3 million in the Transaction. These deferred tax assets, including those to be recorded in connection with the Transaction, the TRA and for net operating loss carryforwards generated in 2018, are offset by a valuation allowance such that no net deferred tax assets are presently recorded on the financial statements, as the Company does not presently believe that the deferred tax assets are more likely than not realizable.

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of March 31, 2018. no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

12. Net Loss Per Common Share

The Transaction was structured similar to a reverse recapitalization by which the Company issued stock for the net assets of Purple LLC accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure of all comparative periods.

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(1,428)	$(1,980)
Denominator:
Weighted average shares—basic and diluted	8,389	8,389
Net loss per common share:
Basic	$(0.17)	$(0.24)
Diluted	$(0.17)	$(0.24)

For the periods presented, the Company excluded 1.3 million shares of issued common stock subject to vesting and 14.2 million shares of common stock issuable upon conversion of the Company’s warrants as the effect was anti-dilutive.

13. Equity Compensation Plans

InnoHold Incentive Units

The following table summarizes the total incentive unit activity granted by InnoHold and benefiting the Company for the three months ended March 31, 2018 (in thousands):

Incentive
Units
Incentive units outstanding as of January 1, 2018	8,617
Cancelled	(8,617)
Granted	10
Exercised	—
Forfeited	(3)
Incentive units outstanding as of March 31, 2018	7

Incentive units vested at March 31, 2018	4

In January 2017 pursuant to the 2016 Equity Incentive Plan that authorized the issuance of 12.0 million incentive units, the Company granted 11.3 million incentive units to Purple Team, LLC, an entity for the benefit of certain employees, which vest over four years (with 25% vesting after the first year and the remaining monthly vesting thereafter for the following 36 months) from the later of the first of the month after their respective date of hire or January 1, 2016. These incentive units were non-voting and the unit holders only participate in potential liquidating distributions after a future majority sale of the Company. Incentive unit holders were only eligible to participate after the distribution threshold of approximately $135.0 million was met. The majority sale and $135.0 million threshold were considered performance conditions of the incentive units. As of December 31, 2017, the Company has not recorded any costs related to the incentive units, as the achievement of the performance conditions was not yet deemed probable.

In conjunction with the closing of the Transaction, the incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met, which is considered a performance condition. Under the terms of the new incentive units, holders may participate in tax and discretionary distributions once the remaining threshold is met. As of March 31, 2018, the remaining threshold is approximately $96.2 million. As of March 31, 2018, the Company has not recorded any expenses related to the incentive units, as the achievement of the performance condition was not yet deemed probable.

2017 Equity Incentive Plan

On April 10, 2018, the Company filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”). As of March 31, 2018 and 2017, no awards have been issued under the 2017 Incentive Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a more comprehensive review of the operating results and financial condition of Purple Innovation, Inc. than can be obtained from reading the Unaudited Condensed Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 18%. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the Closing, and the “Purple Business” or “Purple before the Transaction” refers to the Purple business before it became a wholly owned subsidiary of the Company upon the Closing.

On February 2, 2018, we consummated a reverse recapitalization (the “Transaction”) pursuant to which we acquired a portion of the equity of Purple LLC. The Transaction was accounted for as a reverse recapitalization because the former owners of Purple LLC have control over the combined company through their 82% ownership of the common stock of the Company. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Purple LLC prior to the Transaction; (ii) the combined results of the Company following the Transaction; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Transaction) presented.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words.

All forward-looking statements included in this Quarterly Report are made only as of the date thereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018.

Introductory Note

On February 2, 2018 (the “Closing Date”), our predecessor, Global Partner Acquisition Corp. (“GPAC”) consummated the previously announced merger transaction (the “Transaction”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple LLC”), InnoHold, LLC, (“InnoHold”) a Delaware limited liability company and the sole equity holder of Purple LLC, and Global Partner Sponsor I LLC, solely in its capacity thereunder as the representative of GPAC after the consummation of the transactions contemplated by the Merger Agreement (the “Parent Representative” or the “Sponsor”), which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Transaction.

In connection with the closing of the Transaction (the “Closing”), the Company changed its name from “Global Partner Acquisition Corp.” to “Purple Innovation, Inc.”

Overview of Our Business

Purple is a comfort technology company that designs and manufactures products to improve how people sleep, sit, and stand. We design and manufacture a range of comfort technology products, including mattresses, pillows, and cushions, using our patented Hyper-Elastic Polymer technology designed to improve comfort. We market and sell our products through our direct-to-consumer online channel, traditional wholesale partners, and third-party online retailers.

Recent Developments

In February 2018, we began offering our new mattress products through our direct-to-consumer online channel. The new mattress products offer varying amounts of Hyper-Elastic Polymer based on the model and have a coil spring base. Sales of the new mattress models through the online channel are delivered via third-party “white-glove” service providers who deliver and may set up the new mattress and remove the old mattress with the customer’s consent.

Operating Results for the Three Months Ended March 31, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended March 31,
	2018	% of Net Revenues	2017	% of Net Revenues
Revenues, net	$60,980	100.0%	$30,124	100.0%
Cost of revenues	34,580	56.7	15,830	52.5
Gross profit	26,400	43.3	14,294	47.5
Operating expenses:
Marketing and sales	22,045	36.2	13,791	45.8
General and administrative	6,762	11.1	2,212	7.3
Research and development	511	0.8	277	0.9
Total operating expenses	29,318	48.1	16,280	54.0
Operating loss	(2,918)	(4.8)	(1,986)	(6.6)
Interest expense	702	1.2	—	—
Other income, net	(19)	(0.0)	(6)	(0.0)
Net loss	(3,601)	(5.9)	(1,980)	(6.6)
Net loss attributable to noncontrolling interest	(2,173)	(3.6)	—	—
Net loss attributable to Purple Innovation, Inc.	$(1,428)	(2.3)	$(1,980)	(6.6)

Revenue

Total net revenue increased $30.9 million, or 102%, to $61.0 million for the three months ended March 31, 2018 from $30.1 million for the three months ended March 31, 2017 due mainly to a $27.5 million increase in mattress sales and a $3.6 million increase in sales of top of bed products. The increase in mattress sales was primarily attributable to higher direct-to-consumer demand driven by increased marketing investments and the release of our new higher-priced mattress models, which provides a higher average selling price. The increases in sales of top of bed products were attributable to the increased mattress sales. We anticipate our net revenues will continue to increase in absolute dollars over the prior year through the remainder of 2018 as we increase marketing investments and expand our wholesale channel throughout the remainder of the year. For example, we currently have expanded the number of Mattress Firm stores in which we are testing from 51 to 117, including three new geographies. In addition, we expect that number to increase an additional 73 locations in the third quarter of 2018. However, the expected benefit to revenues of the Mattress Firm ramp up may not occur the way we anticipate in 2018.

We completed construction of a fourth Mattress Max machine in the first quarter of 2018, which we expect will steadily increase our production capacity throughout 2018. Accordingly, we expect this additional capacity to enable us to manufacture products at a greater scale to increase demand. However, to the extent the fourth Mattress Max machine does not come up to scale in the first half of 2018 and our existing and projected Mattress Max machines do not perform as expected, capacity constraints may continue to exist in 2018. We have begun addressing long lead time items for additional Mattress Max machines; however, the timing of the rollouts of such machines depends on our capacity needs and capital availability. We believe that our existing manufacturing equipment, including our fourth Mattress Max machine, has the capacity to adequately support our forecasts for 2018, provided that such equipment continues to operate at planned levels.

Cost of Revenues

The cost of revenues increased $18.7 million, or 118%, to $34.6 million for the three months ended March 31, 2018 from $15.8 million for the three months ended March 31, 2017. The increase is primarily due to a $15.1 million increase in direct materials related to the increased mattress sales and inventory adjustments related to inefficiencies we experienced in quality control and the manufacturing process as we scaled the production of the new mattress models to meet higher than expected demand. We also experienced higher freight costs in the quarter associated with the new mattress launch as we initially flat-packed the new mattress models to achieve our February launch date. The gross profit percentage decreased to 43.3% of net revenues for first quarter 2018 from 47.5% first quarter 2017 primarily due to the identified inefficiencies in the manufacturing process. We anticipate our gross profit percentage will increase in future periods as we execute on our plans to improve efficiency in the manufacturing process and contain costs through the automation of currently manual processes and leverage fixed components of our manufacturing cost structure.

Marketing and Sales

Marketing and sales expenses increased $8.3 million, or 60%, to $22.0 million for the three months ended March 31, 2018 from $13.8 million for the three months ended March 31, 2017. The increase is primarily due to increases of $6.4 million in social media and other digital advertising costs, an increase of $1.0 million in all other marketing and sales expenses and $0.8 million in marketing salaries related to increased headcount. Although marketing expenses increased in absolute dollars, these expenses decreased as a percentage of net revenues to 36% in the first quarter of 2018 from 44% in the first quarter of 2017. First quarter 2018 sales benefited from high levels of advertising during fourth quarter 2017 that allowed us to reduce marketing costs in the first quarter while still capturing the sales. As this carry-over sales benefit from fourth quarter 2017 advertising will not repeat during 2018, we anticipate that our advertising costs will increase as a percentage of revenue in the second quarter 2018, and remain higher through the remainder of 2018, as we resume our normalized marketing strategy that will require additional advertising spend in anticipation of decreased efficiency of that spend.

General and Administrative

General and administrative expenses increased $4.6 million, or 206%, to $6.8 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017. The increase was primarily due to the costs incurred with completing the Transaction and costs to set up the infrastructure to operate as a public company. Professional fees increased $3.1 million, primarily driven by Transaction costs. In addition, salary and wage expense and software subscriptions expense increased as we increased headcount and systems infrastructure to operate as a public company. We anticipate that our general and administrative costs, excluding Transaction costs and other one-time charges, will continue to increase through the remainder of 2018 as we continue to grow our infrastructure to support sales growth and incur ongoing compliance costs as we operate as a public company.

Research and Development

Research and development costs increased $0.2 million, or 84%, to $0.5 million for the three months ended March 31, 2018 from $0.3 million for the three months ended March 31, 2017. The increase is primarily due to increases in salaries and wages. We anticipate research and administrative costs will increase during 2018 as we strive to produce innovative and high-quality products.

Operating Loss

Loss from operations was $2.9 million for the three months ended March 31, 2018, an increase of $0.9 million from $2.0 million for the three months ended March 31, 2017. The increased operating loss was primarily due to lost efficiency in the manufacturing process and due to costs incurred to close the Transaction and inefficiencies in our manufacturing and logistics.

Interest Expense

We incurred interest expense in 2018 primarily due to assumption of the Coliseum credit agreement that has an outstanding balance of $25.0 million that accrues interest at a fixed rate of 12%. In addition, we incurred discounts and debt issuance costs related to the debt, which also amortize into interest expense as noncash interest. We anticipate interest expense to increase in the second quarter of 2018 due to having the debt outstanding for a full quarter. We then anticipate interest expense will remain consistent through the remainder of 2018.

Noncontrolling Interest

As a result of the Transaction in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold, as a noncontrolling interest at its ownership percentage. We currently anticipate this percentage to remain consistent through the remainder of 2018.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions and debt service. Our working capital needs depend upon the timing of our receipts from sales and payments to others, such as vendors, as well as our capital and operating lease payment obligations. We had positive working capital of $18.3 million as of March 31, 2018, and we had negative working capital of $(17.4) million as of December 31, 2017. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $2.6 million and $2.5 million for the three months ended March 31, 2018 and 2017. We financed these capital expenditures through cash provided by operating activities and the cash received through the Transaction. We expect our capital expenditures for our facilities and equipment to be between $10.0 million and $15.0 million in 2018.  Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

Debt service consists of principal and interest payments on the outstanding balance of the Credit Agreement, certain equipment loans and capital leases. On February 2, 2018, we entered into the Credit Agreement and received approximately $24.0 million in proceeds after original issue discounts.

During the year ended December 31, 2017, we entered into a $10.0 million debt facility with Wells Fargo Bank and as of December 31, 2017, approximately $8.0 million had been drawn against that facility. We were in breach of terms of the agreement by failing to facilitate collateral audits in accordance with the provisions of the agreement, but we received a waiver from Wells Fargo Bank of its default rights so long as we facilitated collateral audits by January 19, 2018. The Company delivered the collateral audit information to Wells Fargo by that deadline. Subsequent to the repayment of the loan, the Company determined that it would have breached the term to meet a certain EBITDA covenant as of December 31, 2017. On February 2, 2018, in connection with the Transaction, the Company paid off and closed the debt facility by paying $8.1 million in cash including accrued interest and fees. There were no events of default identified at that time.

On February 2, 2018, we also added approximately $25.9 million in cash to our balance sheet as part of the closing of the Transaction, which cash will support future growth and operations.

During the three months ended March 31, 2017, the $0.3 million principal plus accrued interest of the related-party notes payable to InnoHold was paid and the notes were extinguished.

We believe that our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated operating expenses and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate financing may not be available or, if available, may only be available on unfavorable terms. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our current operations or growth strategies. In addition, future financings through equity investments are likely to be dilutive to our existing shareholders. Newly issued securities may include preferences or superior voting rights or be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. To meet the capital needs of our growing business, we may need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to anticipate the amount of these payments due to the unpredictable nature of several factors, including when we will have taxable income, the timing of exchanges, the market price of shares of Class A Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of income.

Credit Agreement with Coliseum

For additional information regarding our credit agreement with Coliseum, refer to Note 7—Debt Obligations of the condensed consolidated financial statements.

Cash flows for the Three Months Ended March 31, 2018 and 2017

The following summarizes our cash flows for the three months ended March 31, 2018 and 2017 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(15,575)	$2,672
Net cash used in investing activities	(2,713)	(2,613)
Net cash provided by (used in) financing activities	41,538	(300)
Net increase (decrease) in cash	23,250	(241)
Cash at beginning of year	3,593	4,013
Cash at end of year	$26,843	$3,772

Three Months ended March 31, 2018 Compared to the Three Months ended March 31, 2017

Cash used in operating activities was $15.6 million for the three months ended March 31, 2018, a change of $18.2 million from cash provided by operating activities of $2.7 million during the three months ended March 31, 2017. This increase in cash used in operations was primarily due to increased operating costs, including a catch-up of payments to vendors that were overdue prior to the Transaction. The Company paid down accounts payable balances resulting in a change of $6.3 million in 2018. Cash used to purchase inventories increased $9.2 million as purchases of material continue to be made to meet increased sales demand, build inventory levels for the sale of new mattresses, and provide finished goods to third-party distribution centers for “white glove” delivery services. The additional payments to vendors and purchases of inventory were facilitated by the infusion of cash resulting from the Transaction.

Cash used in investing activities remained consistent in the three months ended March 31, 2018 compared to the same period in 2017.

Cash provided by financing activities was $41.5 million in the three months ended March 31, 2018, an increase of $40.9 million from cash used in financing of $0.3 million during the three months ended March 31, 2017. The increase was primarily due to proceeds from the Transaction and draw down of debt under the Credit Agreement. These cash inflows were partially offset by the repayment of $8.0 million on the Wells Fargo line of credit.

Critical Accounting Policies

This Quarterly Report on Form 10-Q should be read together with the discussion contained in the Current Report on Form 8-K/A filed on March 15, 2018 regarding these critical accounting policies. For changes to our critical accounting policies during the three months ended March 31, 2018, refer to Note 2—Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

Apart from a minimum purchase agreement entered into in February 2018, there were no significant changes to our contractual obligations as of March 31, 2018 from those disclosed in our Current Report on Form 8-K/A filed on March 15, 2018. Under the purchase agreement, the Company is required to purchase a minimum amount of mineral oil over two years. In exchange, the Company is offered a discount per gallon. The Company expects to pay approximately $14.4 million over the two-year period. As of March 31, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Seasonality and Cyclicality

Sales of our products fluctuate with periods of greater demand corresponding to different periods of the consumer spending cycle, holidays and seasonality. Our sales may also vary with the performance of the broader economy consistent with the market. However, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We also use the Investor Relations portion of our website, investors.purple.com, as a channel of distribution of additional Company information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with the Closing, the Wells Fargo facility was repaid in full and Purple LLC entered into the $25.0 million Credit Agreement with the Lenders, which Credit Agreement has a fixed interest rate. As such, we do not have any variable rate debt. Otherwise, there have been no material changes in our market risk since December 31, 2017. For further information on our market risk, please see “Item 2.01. Completion of Acquisition or Disposition of Assets – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Current Report on Form 8-K/A filed March 15, 2018.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Prior to the completion of the Transaction, Purple LLC was a private company with accounting personnel and other supervisory resources sufficient for its reporting requirements as a private company. Upon the Closing, the sole business conducted by the Company is the business conducted by Purple LLC. As a result of the Transaction, the internal control over financial reporting utilized by Purple LLC prior to the Transaction became the internal control over financial reporting of the Company. As an emerging growth company, we are exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act of 2002.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”).

Based on that evaluation, our CEO and our CFO concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Current Report on Form 8-K/A filed March 15, 2018 and in the first quarter of 2018, our disclosure controls and procedures were not effective as of March 31, 2018.

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2016, we identified material weaknesses in our internal controls over financial reporting. Specifically, approximately $0.1 million and $4.3 million of post-closing net adjustments were made to our 2016 balance sheet and statement of operations, respectively, as a result of the material weaknesses. In addition, we have revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million due to a material weakness identified during our first quarter of 2018 inventory accounting close procedures. We continue to develop a remediation plan designed to address these material weaknesses and other existing deficiencies. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

In connection with the identification of material weaknesses in our internal control over financial reporting, we have begun evaluating, designing and implementing controls and procedures to address these weaknesses. The measures include the hiring and contracting of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes supplemented by external resources as necessary. To date, certain personnel have been added in each of these specific areas and additional training of existing resources has taken place. We are enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively and have engaged an external accounting firm to assist with this process. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 9—Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018.

We may experience significant fluctuations in our operating results and growth rate, which could adversely affect our performance and financial results.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for our products, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer confidence or preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

In addition, we rely on estimates and forecasts of our expenses and revenues to inform our business strategies. The rapidly evolving nature of the direct-to-consumer mattress industry and our business make forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower than expected sales or higher than expected expenses.

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring and expeditiously training engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping or reduce prices worldwide;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events; and

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events.

The growth of our business places significant strain on our resources and if we are unable to manage our growth we may not have profitable operations or sufficient capital resources.

We are rapidly and significantly expanding our operations, including increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity and our wholesale channel expansion. Our planned growth includes increasing our manufacturing capacity, developing and introducing new products and developing new and broader distribution channels, including wholesale, expanding our Canadian sales operations in the near-term, and extending our global reach to other countries in the long-term. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities and production capacity in the face of continued growth. The growth in our operations has placed, and may continue to place, significant demands on our management and operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and fulfillment capabilities suffer which could adversely affect our operating results. Our revenue growth may not be sustainable, and our percentage growth rates may decrease. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

To manage our growth effectively, we will need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, our revenue and operating profit growth depends on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Further, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

When recently rolling out our new mattress lines through our direct-to-consumer sales channel, we identified a need for internal controls to avoid delays in the timely delivery of our new mattress products and to improve the customer’s experience. Also, we have been experiencing rapid growth in our employee base, and the need to implement controls and procedures for improving employee training and retention. Competition for employees where our production facilities are located also has increased the costs for employee retention. We are seeking to implement improved controls and procedures in an environment of continuous change and our use of resources may not be as effective as intended or we may need to apply additional resources than expected to make these changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, resulting in reduction of operation expenses and improvement of our products and services, our business could continue to be adversely affected.

Our future growth and profitability depends upon the strength of our Purple brand and the effectiveness and efficiency of our marketing programs and our ability to attract and retain customers.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages and new marketing channels (such as TV and print), as consumer preferences and competition change, and in achieving efficiency in our advertising expenditures.

We depend primarily on internet-based advertising to market our products, including through YouTube, Facebook and other internet-based media and e-commerce platforms. If we are unable to continue utilizing such platforms, if those media and platforms diminish in importance or size, or if we are unable to direct our advertising to our target consumer groups, our advertising efforts may be ineffective and our business could be adversely affected. The costs of advertising through these platforms have increased significantly, which has resulted in decreased efficiency in the use of our advertising expenditures, and we expect these costs may continue to increase in the future.

We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships, or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, current or future relationships or agreements may fail to produce the sales that we anticipate.

The cost of advertising for web-based platforms, such as Facebook, are increasing significantly. Increasing advertising costs erode the efficiency of our advertising efforts. If we are unable to effectively manage our advertising costs or if our advertising efforts fail to produce the sales that we anticipate, our business could be adversely affected.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products; (iv) the nature and tone of consumer sentiment published on various social media sites; and (v) the stability of our website. In recent periods, a number of direct-to-consumer, Internet-based retailers, like us, have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs. More recently, the large traditional mattress manufacturers have been increasing their efforts to increase their direct-to-consumer sales which also is increasing the cost of our Internet-based marketing programs and cost of customer conversion.

We have been the target of publications by purported consumer reviewers who claim to have identified health and safety concerns with our products. While we believe such claims to be baseless, refuting such claims requires us to expend significant resources to educate current and potential customers on the safety of our products. Even if we are able to broadly disseminate factual information to refute such claims and reinforce the safety of our products, such claims and attendant adverse publicity could persist and damage our reputation and brand value and result in lower sales.

The number of third-party review websites is increasing and such reviews are becoming increasingly influential with consumers. Negative reviews from such sources may receive widespread attention from consumers, which could damage our reputation and brand value and result in lower sales. If we are unable to effectively manage relationships with such reviewers to promote accurate reviews of our products, reviewers may decline to review our products or may post reviews with misleading information, which could damage our reputation and make it more difficult for us to improve our brand value.

If our marketing messages are ineffective or our advertising expenditures, geographic price-points, and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name and in driving consumer traffic to our website, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there arises significant negative consumer sentiment on social media regarding our brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our expansion into new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

The vast majority of our sales are made directly to consumers through our website or certain other e-commerce platforms. We have been expanding our business into the wholesale distribution channel through a relationship with Mattress Firm, Inc., but there can be no assurance that we will continue to experience success in existing Mattress Firm locations or that anticipated new locations will be successful. In addition, we may not be successful in forming such relationships with any other retailers. Even if such arrangements are entered into, we may be unsuccessful in generating sales through wholesale channels. We have limited or no experience in the wholesale channel, and our wholesale customers may not purchase our products in the volume we expect.

Profitability, if any, from sales to wholesale customers and new product offerings, especially new mattress models, may be lower than from our current direct-to-consumer model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

In addition, offerings of new products through our current direct-to-consumer platform and expansion of business into the wholesale distribution channel may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion into wholesale channels may require the development of additional, differentiated products to avoid price and distribution conflicts between wholesale channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days.

New products may come with the same warranty and return risks as mentioned above. New product offerings or expansion into new market channels or geographic regions may subject us to new or additional regulation, which would impose potentially significant compliance and distribution costs.

Our success is highly dependent on our ability to provide timely delivery to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

An important part of our success is due to our ability to deliver our products to our customers in a timely manner. This in turn is due to our successful planning and distribution infrastructure, including ordering, transportation and receipt processing, the ability of our suppliers to meet our distribution requirements and the ability of our contractors to meet our delivery requirements. Our ability to maintain this success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased product output. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results.

We rely on FedEx and other carriers to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers.

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. Such delays could adversely affect our profitability and reputation.

We recently have experienced during the rollout of our new mattress lines through our direct-to-consumer sales channel delays in the timely delivery of our new mattress products. These delays have caused customer dissatisfaction with their experience with the Company and, in some cases, customers have cancelled their orders or returned their mattresses. We are working to rectify these delays with both internal operating and customer service controls and assistance offered to our third-party delivery providers. We are also seeking to qualify other delivery providers who can meet our standards. If we are unable to improve the timely delivery of our new mattress models, our business could continue to be adversely affected.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, electronic payments (e.g., PayPal and Venmo), consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products). For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, electronic fund transfers, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. In addition, our business and profitability could be adversely affected if customers who finance purchases fail to make financing payments in a timely manner.

Our customers primarily use credit cards to buy from us. We are subject to the policies, procedures and rules of credit card issuers and payment card processors. We are completely dependent upon our payment card processors to process the sales transactions and remit the proceeds to us. The payment card processors have the right to withhold funds otherwise payable to us to establish or increase reserves based on their assessment of the inherent risks of payment card processing and their assessment of the risks of processing our customers’ payment cards at any time, and have done so from time to time in the past. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with any of these policies, procedures, rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. In addition, events affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors, could have a material adverse effect on our business.

Regulatory requirements, including, but not limited to, trade, environmental, health and safety requirements, may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. These rules and regulations may change from time to time or may conflict. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the CPSC and other jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Some states and the U.S. Congress continue to consider fire retardancy regulations that may be different from or more stringent than the current standard. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling of mattresses discarded in their states. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures. For example, new legislation aimed at improving the fire retardancy of mattresses, regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, or requiring the recycling of discarded mattresses, could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, or adverse publicity, among other things. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of civil claims by competitors and other parties, which could result in civil litigation or regulatory penalties and require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.

In addition, we are subject to federal, state and local laws and regulations relating to pollution, environmental protection and occupational health and safety. We may not be in complete compliance with all such requirements at all times, and we have been required in the past to make changes to our facilities in order to comply with these requirements. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of harmful or hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material. As a manufacturer of mattresses, pillows, cushions and related products, we use and dispose of a number of substances, such as glue, oil, solvents and other petroleum products, as well as certain foam ingredients, that may subject us to regulation under numerous foreign, federal and state laws and regulations governing the environment. Among other laws and regulations, we are subject in the U.S. to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state and local statutes and regulations.

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. Certain countries have adopted the Kyoto Protocol. New greenhouse gas reduction targets have been established under the Kyoto Protocol, as amended. This and other initiatives under consideration could affect our operations. These actions could increase costs associated with our manufacturing operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

We are also subject to regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, electronic contracts and other communications, competition, consumer protection, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for, or availability of, our products and services and increase our cost of doing business.

We could be subject to additional sales tax or other indirect tax liabilities.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to e-commerce businesses and to our users is a complex and evolving issue and we may be unable to timely or accurately determine our obligations with respect to such indirect taxes, if any, in various jurisdictions. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce.

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially. In the U.S., Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes, although some states currently are seeking to have the Supreme Court revisit these decisions. Notwithstanding these issues, we have begun collecting sales tax in all lower forty-eight states that have sales taxes.

We may be subject to laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. While the U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on e-commerce has been temporarily extended, this moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and one of its extensions.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, approximately $0.1 million and $4.3 million of post-closing net adjustments were made to our 2016 balance sheet and statement of operations, respectively, as a result of the material weaknesses. In addition, we have revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million, as a result of the material weaknesses in our close and reconciliation process. We evaluated, designed and began the process of implementing controls and procedures under a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

Our only significant asset is our ownership of Purple LLC and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We are a holding company and do not directly own any operating assets other than our ownership of interests in Purple LLC. We depend on Purple LLC for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends, and to satisfy our obligations under the Tax Receivable Agreement. The earnings from, or other available assets of, Purple LLC may not be sufficient to make distributions or pay dividends, pay expenses or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement. Moreover, our debt covenants may not allow us to pay dividends.

We do not anticipate paying any cash dividends in the foreseeable future.

We intend to retain future earnings, if any, for use in the business or for other corporate purposes and do not anticipate that cash dividends with respect to our Class A Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our board of directors, in its discretion, deems relevant. As a result, capital appreciation, if any, of our Class A Common Stock will be a stockholder’s sole source of gain for the foreseeable future. Moreover, our debt covenants may not allow us to pay dividends.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, are exempt from certain corporate governance requirements.

InnoHold holds capital stock representing a majority of our outstanding voting power. So long as InnoHold maintains holdings of more than 50% of the voting power of our capital stock, we will be a “controlled company” within the meaning of NASDAQ corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including:

●	the requirement that a majority of our board of directors consist of “independent directors” as defined under NASDAQ rules;

●	the requirement that we have a compensation committee that is composed entirely of independent directors;

●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and

●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to rely on certain of these exemptions, including exemptions from the rules that would otherwise require us to have a Nominating and Corporate Governance Committee and a Compensation Committee that is comprised entirely of independent directors. As a result, we do not have a Nominating and Corporate Governance Committee and our Compensation Committee is not comprised entirely of independent directors. While a controlled company is not required to have a majority of independent directors on its board of directors, our bylaws provide that our board of directors shall consist of a majority of independent directors unless otherwise determined by a unanimous vote of our board of directors. If we are no longer eligible to rely on the controlled company exception, we will comply with all applicable NASDAQ corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NASDAQ rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future. In order to continue listing our securities on NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with the Transaction, we are required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. We cannot assure you that we will be able to meet those initial listing requirements or obtain all the necessary approvals.

On March 29, 2018, we received written notice from the NASDAQ staff stating that the staff has determined that we have not demonstrated that we meet the minimum 400 round lot holder requirement for initial listing of our Warrants set forth in Nasdaq Listing Rule 5515(a)(4) following the completion of the Transaction on February 2, 2018.

The notice provides that unless we request an appeal of the staff’s determination to a NASDAQ Hearings Panel, the Warrants will be scheduled for delisting from NASDAQ and will be suspended at the opening of business on April 9, 2018, after which NASDAQ will remove the Warrants from listing and registration on NASDAQ.

We appealed the staff’s determination by submitting a timely request for a hearing, and on May 10, 2018 we presented at the hearing our request for an extension of time to come into compliance with the round lot holder requirement with respect to the Warrants. The request for a hearing stayed any suspension of trading in the Warrants on NASDAQ pending the issuance of the panel’s decision following the hearing and the expiration of any extension granted by the panel. The hearing was held on May 10, 2018 and, to date, no decision has been received by the Company. If our appeal is not successful, trading in the Warrants on NASDAQ will be suspended, and the Warrants will be removed from listing and registration on NASDAQ. If the Warrants are delisted and deregistered from NASDAQ, the warrants may be eligible for quotation on the OTC Bulletin Board or on the OTC Pink Market. If our appeal is successful, trading in the Warrants will continue on NASDAQ.

The shares of our Class A Stock will continue to trade on NASDAQ regardless of the panel’s decision on the continued listing of the Warrants following the hearing.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our Class A Stock and Warrants continue to be listed on NASDAQ, our Class A Stock and Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 1, 2018 GPAC entered into a subscription agreement (the “Coliseum Subscription Agreement”) with Coliseum Capital Partners, L.P. (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”), pursuant to which CCP agreed to purchase from the Company 2,900,000 shares of Class A Stock of the Company at a purchase price of $10.00 per share and Blackwell agreed to purchase from the Company 1,100,000 shares of Class A Stock of the Company at a purchase price of $10.00 per share (the “Coliseum Private Placement”). The shares of the Company’s common stock issued in the Coliseum Private Placement were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In connection with the Closing, the Company issued 44,071,318 shares of Class B Common Stock to InnoHold as consideration in the Transaction (the “Stock Consideration”). The shares of the Company’s common stock issued as Stock Consideration were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On August 4, 2015 we, as GPAC, consummated our public offering (the “Public Offering”) of 15,525,000 Units, with each Unit consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share. The warrants became exercisable 30 days after the completion of the Transaction. The warrants expire five years after the completion of the Transaction or earlier upon redemption or liquidation. The warrants are redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period.  The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $155,250,000, including the sale of an aggregate of 2,025,000 Units to cover over-allotments.  Deutsche Bank Securities acted as sole book-running manager for the Public Offering (the “Underwriters”).   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-204907). The SEC declared the registration statement effective on July 29, 2015.

We paid a total of approximately $4,658,000 in underwriting discounts and commissions and approximately $475,000 for other costs and expenses related to the Public Offering.  In addition, the Underwriters agreed to defer approximately $4,658,000 in underwriting discounts and commissions, which amount was paid at the time of the Closing. We also repaid a $225,000 note to our Sponsor from the proceeds of the Public Offering. The balance of the net proceeds from the Public Offering were used to pay a portion of the purchase consideration of the Transaction, redeem certain shares of our Class A Stock in connection with the Transaction, and to pay other expenses incurred in connection with the Transaction.

Purchases of Equity Securities by the Issuer

	(a)		(b)	(c)		(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1 – 30, 2018	—			—		—
February 1 – 28, 2018	9,013,165	(1)	$10.05	9,013,165	(1)	—
March 1 – 31, 2018	—			—		—
Total	9,013,165		$10.05	9,013,165

(1)	In connection with the Closing of the Transaction, we redeemed a total of 9,013,165 shares of our Class A Stock pursuant to the terms of GPAC’s amended and restated certificate of incorporation, resulting in a total payment to redeeming shareholders of approximately $90,616,981.

ITEM 5.	OTHER INFORMATION

Amendment to the Merger Agreement

On May 14, 2018, we entered into Amendment No. 2 (the “Amendment”) to the Merger Agreement. The Amendment extends the deadline by which the Parent Representative is required to provide a closing statement to InnoHold, setting forth (a) a consolidated balance sheet of GPAC as of the Closing and (b) a good faith calculation of the combined GPAC’s indebtedness, cash and cash equivalents and expenses related to the Transaction as of the Closing, and the resulting calculation of the consideration due to InnoHold.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 2.2 hereto, and is incorporated herein by reference. For the full text and a detailed discussion of the Merger Agreement, see the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2017.

Annual Meeting

On January 4, 2018, we received written notice from the NASDAQ staff indicating that, based upon our non-compliance with Nasdaq Listing Rule 5620(a), which requires an issuer to hold an annual meeting of shareholders no later than one year after the end of its fiscal year-end (the “Annual Meeting Rule”), we would be required to submit a plan to regain compliance with the Annual Meeting Rule for the NASDAQ staff’s consideration by no later than February 20, 2018. We agreed with NASDAQ to hold a combined annual meeting for both 2016 and 2017 on May 11, 2018.  Our annual meeting was held on May 11, 2018 in accordance with our plan, and on May 14, 2018 we received a letter from NASDAQ indicating that, as a result of the May 11, 2018 annual meeting, we now comply with the Annual Meeting Rule.

ITEM 6.	EXHIBITS

Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)

2.2	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.1	Form of Option Award Agreement*

10.2	Form of Restricted Stock Award Agreement*

10.3	Form of Restricted Stock Unit Award Agreement*

10.4	Form of Stock Appreciation Right Award Agreement*

10.5	Form of Stock Bonus Award Agreement*

10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.10	Lock-Up Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.11#	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.12#	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.13#	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.14	Credit Agreement, dated February 2, 2018, between Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.15	Parent Guaranty, dated February 2, 2018, between Purple Innovation, Inc., Coliseum Capital Partners, L.P. and Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.16	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.18	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.19	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.21	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.22	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.23	Board Observer and Indemnification Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Paul Zepf (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.24†	Amended and Restated Confidential Assignment and License Back Agreement, dated March 14, 2018, between Purple Innovation, LLC and EdiZONE, LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on March 15, 2018)

31.1	Certification by Terry V. Pearce, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Terry V. Pearce, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	May 15, 2018	By:	/s/ Terry V. Pearce
Terry V. Pearce
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2018	By:	/s/ Mark A. Watkins
Mark A. Watkins
Chief Financial Officer
(Principal Financial and Accounting Officer)

