Form 10-Q
period 2018-06-30
Purple Innovation, Inc.
filed 2018-08-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of July 31, 2018, 9,730,636 shares of the registrant’s Class A common stock, $.0001 par value per share, and 44,071,318 shares of the registrant’s Class B common stock, $.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure® and Hyper-Elastic Polymer® (for plasticized elastomeric gel and certain types of products, including mattresses); and the color “purple” (for mattresses). We also have a number of common law trademarks, including Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™ and EquaGel Adjustable™. Solely for convenience, we refer to our trademarks in this Quarterly Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets		(Revised)(1)
Current assets:
Cash and cash equivalents	$10,431	$3,593
Accounts receivable, net	7,238	4,182
Inventories, net	33,241	13,345
Prepaid inventory	3,990	2,219
Other current assets	1,156	492
Total current assets	56,056	23,831
Property and equipment, net	19,536	13,464
Intangible assets, net	1,352	1,267
Other long-term assets	5	22
Total Assets	$76,949	$38,584

Liabilities and Equity
Current liabilities:
Accounts payable	$20,660	$21,131
Accrued sales returns	5,630	4,825
Accrued compensation	2,304	2,097
Customer prepayments	6,921	3,213
Accrued sales tax	5,848	8,466
Other accrued liabilities	2,554	1,451
Current portion of long-term obligations	31	29
Total current liabilities	43,948	41,212
Long-term debt	20,019	8,000
Other long-term liabilities and obligations, net of current portion	3,004	2,368
Total liabilities	66,971	51,580
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,731 issued and outstanding at June 30, 2018	1	—
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at June 30, 2018	4	—
Additional paid-in capital	3,569	—
Accumulated deficit	(2,213)	—
Total stockholders’ equity	1,361	—
Noncontrolling interest	8,617	—
Member deficit	—	(12,996)
Total equity	9,978	(12,996)
Total Liabilities and Equity	$76,949	$38,584

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net	$75,397	$47,685	$136,377	$77,809
Cost of revenues	42,358	26,512	76,938	42,342
Gross profit	33,039	21,173	59,439	35,467
Operating expenses:
Marketing and sales	30,723	14,524	52,768	28,315
General and administrative	5,213	2,741	11,975	4,953
Research and development	555	271	1,066	548
Total operating expenses	36,491	17,536	65,809	33,816
Operating (loss) income	(3,452)	3,637	(6,370)	1,651
Interest expense	971	—	1,673	—
Other (income) expense, net	(82)	6	(101)	—
Net (loss) income	(4,341)	3,631	(7,942)	1,651
Net loss attributable to noncontrolling interest	(3,556)	—	(5,729)	—
Net (loss attributable) income available to Purple Innovation, Inc.	$(785)	$3,631	$(2,213)	$1,651
Net (loss) income per common share—basic and diluted	$(0.09)	$0.43	$(0.26)	$0.20
Weighted average common shares outstanding—basic and diluted	8,410	8,389	8,399	8,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Class A		Class B		Additional		Total Common
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity
									(Revised) (1)
Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(12,996)	$(12,996)
Net (loss) income	—	—	—	—	—	(2,213)	(2,213)	(10,053)	4,324	(7,942)
Effect of the Transaction:
Proceeds and shares issued in the Transaction	9,683	1	44,071	4	(1,435)	—	(1,430)	18,670	8,672	25,912
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Stock-based compensation	—	—	—	—	313	—	313	—	—	313
Issuance of common stock	48	—	—	—	—	—	—	—	—	—
Balance – June 30, 2018	9,731	$1	44,071	$4	$3,569	$(2,213)	$1,361	$8,617	$—	$9,978

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(7,942)	$1,651
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,001	242
Non-cash interest	1,092	—
Stock-based compensation	313	—
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,056)	176
Increase in inventories	(19,896)	(6,340)
Increase in prepaid inventory and other assets	(2,433)	(1,425)
(Decrease) increase in accounts payable	(544)	5,458
Increase in accrued sales returns	805	2,094
Increase in accrued compensation	207	574
Increase (decrease) in customer prepayments	3,708	(2,892)
(Decrease) increase in other accrued liabilities	(863)	5,312
Net cash (used in) provided by operating activities	(27,608)	4,860

Cash flows from investing activities:
Purchase of property and equipment	(6,968)	(3,985)
Investment in intangible assets	(117)	—
Net cash used in investing activities	(7,085)	(3,985)

Cash flows from financing activities:
Proceeds from the Transaction	25,912	—
Proceeds from credit agreement	24,000	—
Payments on line of credit	(8,000)	—
Payments for debt issuance costs	(367)	—
Principal payments on capital lease obligations	(14)	—
Member distributions	—	(2,389)
Payments on related party notes payable	—	(300)
Payments on long-term obligations	—	(40)
Net cash provided by (used in) financing activities	41,531	(2,729)

Net increase (decrease) in cash	6,838	(1,854)
Cash, beginning of the period	3,593	4,013
Cash, end of the period	$10,431	$2,159

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$73	$231
Assignment of founder shares and sponsor warrants	$4,691	$—
Equipment acquired under build-to-suit service agreement	$1,288	$—
Sale-leaseback of equipment under build-to-suit service agreement	$(1,288)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple”), is a comfort technology company which designs and manufactures products to improve how people sleep, sit and stand. The Company designs and manufactures a range of comfort technology products, including mattresses, pillows, cushions and other products, using its proprietary Hyper-Elastic Polymer® technology designed to improve comfort. The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners and third-party online retailers.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Current Report on Form 8-K/A filed March 15, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as Purple Inc is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2018, Purple Inc had approximately 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At June 30, 2018, InnoHold had approximately 82% of the economic interest in Purple LLC; however, InnoHold has disproportionally fewer voting rights, and is shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 10—Stockholders’ Equity and Member Deficit, “—Noncontrolling Interest.”

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Correction of Immaterial Misstatements in Prior Period Financial Statements

In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2018, the Company identified an error as of December 31, 2017 that caused an overstatement of previously reported net inventory. The error primarily related to a process deficiency in the physical inventory count and reconciliation process that resulted in an overstatement of certain inventory items. The correction of this error reduces net inventory and increases cost of revenues by $2.5 million as of and for the year ended December 31, 2017. This error arose in the fourth quarter of 2017 and did not impact the other quarters in 2017. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the impact was not material to the results of operations or financial position for the year ended December 31, 2017. The Company has elected to revise the 2017 financial statements when they are subsequently issued and accordingly, the Company corrected the balance sheet as of December 31, 2017 in the current year filings. The Company will correct the statement of operations for 2017 the next time those statements are filed.

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

With the exception of third-party “white glove” delivery, revenue generated from product sales is recognized when the inventory is shipped to the customer, which is when title passes to the customer. Revenue generated from sales through third-party “white glove” delivery is recognized when the inventory is delivered to the customer and any required set up and removal services are complete.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations.

Purple LLC, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes that is not subject to U.S. federal income tax.

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of June 30, 2018 or in prior periods. Basic net income (loss) per common share is calculated by dividing net income available (loss attributable) to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company's outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income (loss) per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the "if-converted" method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

New Revenue Guidance

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. These updates are effective for public companies for annual periods beginning after December 15, 2017, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods within annual periods beginning January 1, 2020. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in process of evaluating the impact that the standard will have on its financial statements and related disclosures.

New Lease Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods within annual periods beginning January 1, 2021. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. The Company has not yet evaluated the impact this new standard may have on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These updates are effective for public companies for annual periods beginning after December 15, 2016, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2018, and interim periods within annual periods beginning January 1, 2019, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the financial statements of the Company.

3. Merger Transaction

On February 2, 2018, upon consummation of the Transaction, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, the following occurred:

-	GPAC was renamed “Purple Innovation, Inc.” and the operating agreement of Purple LLC was amended so that, among other changes, the existing single class of common membership units was reclassified into two new classes of units, Class A membership units (the “Class A Units”) and Class B membership units (the “Class B Units”).
-	9.7 million Class A Units were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc as the sole managing member of Purple LLC. As the sole managing member, Purple Inc operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc has a minority economic interest in Purple LLC, Purple Inc has the sole voting interest in and control of the management and operations of Purple LLC.
-	44.1 million Class B Units were issued and are solely held by InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. See Note 9—Commitments and Contingencies “—Indemnification Obligations” for discussion of terms related to Class B Stock and Class B Units held in an escrow account.
-	Purple Inc amended its articles of incorporation and renamed its existing common stock as Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) (refer to Note 10—Stockholders’ Equity and Member Deficit for a description of the Class A Stock and Class B Stock).
-	Purple Inc issued 44.1 million shares of Class B Stock to InnoHold.
-	Purple LLC obtained approximately $25.9 million in cash for working capital needs.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
		(Revised)
Raw materials	$17,738	$10,829
Work-in-process	2,345	308
Finished goods	13,773	2,450
Inventory obsolescence reserve	(615)	(242)
Inventories, net	$33,241	$13,345

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Equipment	$14,028	$3,670
Equipment in progress	4,482	8,609
Leasehold improvements	1,542	159
Office equipment	718	168
Furniture and fixtures	452	469
Equipment under capital lease	159	1,265
Total property and equipment	21,381	14,340
Accumulated depreciation	(1,845)	(876)
Property and equipment, net	$19,536	$13,464

The Company recorded depreciation and amortization related to property and equipment of $0.5 million and $0.2 million during the three months ended June 30, 2018 and 2017. Depreciation and amortization of $1.0 million and $0.2 million were recorded during the six months ended June 30, 2018 and 2017.

Because the Company made $0.5 million in prepayments for construction work related to utility improvements at its Grantsville, Utah manufacturing and warehouse location, the Company was deemed the accounting owner of the improvements during construction. Accordingly, the Company recorded a build-to-suit asset and corresponding liability during the construction period. In the second quarter 2018, construction on the improvements was completed by the utility provider. The improvements qualified for sale-leaseback treatment as the Company determined the lease to be a normal leaseback, payment terms indicated the utility provider has continuing investment in the improvements and the payment terms transferred risks and rewards of ownership to the utility provider. As such, the Company removed the build-to-suit asset and liability from its condensed consolidated balance sheet as of June 30, 2018. For additional information, see Note 9—Commitments and Contingencies “—Service Agreement.”

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current portion of warranty accrual	$861	$640
Website commissions	790	558
Accrued interest	514	—
Accrued expenses	389	177
Rent—related party	—	76
Total other accrued liabilities	$2,554	$1,451

7. Debt Obligations

Debt obligations consisted of the following at June 30, 2018 (in thousands):

	Principal Borrowings Outstanding	Unamortized Debt Issuance Costs and Discounts	Net Carrying Value	Interest Rate	Maturity Date
Coliseum credit agreement	$25,719	$(5,700)	$20,019	12.0%	February 2023

Debt obligations consisted of the following at December 31, 2017 (in thousands):

	Principal Borrowings	Unused Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Wells Fargo line of credit(1)	$8,000	$2,000	4.6%	October 2019

(1)	Revolving lines of credit are not presented net of unamortized debt issuance costs.

Coliseum Credit Agreement

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Debt Fund, L.P. (together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. As part of the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement bears interest at a fixed rate of 12.0% per annum and matures on February 2, 2023. Interest accrues and is payable on the last business day of each fiscal quarter during the term of the Credit Agreement. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amounts of the Credit Agreement. The Credit Agreement provides for certain remedies to the Lenders in the event of customary events of default. The Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants. While any amounts are outstanding under the Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20.0 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10.0 million and (iii) incurring asset-based loans in excess of $20.0 million, subject to limited exceptions. Purple LLC is also restricted from making distributions or other payments on its membership interest, subject to limited exceptions.

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the Transaction was $6.1 million.

Interest expense related to the Credit Agreement was $0.8 million and $1.2 million for the three and six months ended June 30, 2018. No interest expense under this agreement was incurred in 2017. Of the interest expense incurred in 2018, $0.7 million was paid-in-kind through additions to the principal amount on June 30, 2018.

The Credit Agreement is carried at cost. At June 30, 2018, the fair value of the Credit Agreement is $27.1 million.

Wells Fargo Line of Credit

In February 2018, the Company paid off and closed the line of credit with Wells Fargo by paying $8.1 million in cash including accrued interest and fees.

8. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Closing, Adam Gray, managing partner of Coliseum Capital Management, LLC (“Coliseum”), was appointed to the Company’s board of directors. CCP, one of the lenders under the Credit Agreement is a related party of Coliseum. See Note 7—Debt Obligations.

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

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with the Founder Entities, effective January 1, 2017, pursuant to which Purple LLC and the Founder Entities agreed to provide certain operational and administrative support services. Pursuant to the Shared Services Agreement, Casey McGarvey, Purple’s Chief Legal Officer, and other employees of Purple provided services to EdiZONE, LLC. Mr. McGarvey also provided similar services to InnoHold, the controlling member of Purple Inc, and to TNT. In the three and six months ended June 30, 2018 and 2017, de minimis amounts of services were performed under this agreement.

TNT owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT. The Company determined that TNT is not a VIE as it and Purple LLC do not hold any explicit or implicit variable interest in TNT and does not have a controlling financial interest in TNT. The Company incurred $0.3 million and $0.2 million in rent expense to TNT for the building lease of the Alpine facility in the three months ended June 30, 2018 and 2017. The Company incurred $0.6 million and $0.5 million in rent expense to TNT for the building lease of the Alpine facility in the six months ended June 30, 2018 and 2017.

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

On February 2, 2018, in connection with the Closing, the Company entered into the Exchange Agreement with InnoHold, which provides for the exchange of Class B Units and of Class B Stock issued in connection with the Transaction into shares of Class A Stock. The initial exchange ratio will be (i) one Class B Unit plus (ii) one share of Class B Stock for one share of Class A Stock, in each case subject to certain adjustments.

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

On February 2, 2018, in connection with the Closing, InnoHold entered into a lock-up agreement with the Company and the Parent Representative (“Lock-Up Agreement”) with respect to the equity securities of both the Company and Purple LLC received in the Transaction (the “Restricted Securities”). Pursuant to the Lock-Up Agreement, InnoHold agreed that it will not, from the Closing until the earliest of (x) the one year anniversary of the Closing, (y) the date on which the last sale price of the Class A Stock (or any successor publicly traded common equity security) equals or exceeds $12.00 per share (as equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (z) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of its Restricted Securities, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). However, InnoHold is allowed to transfer any of its Restricted Securities under certain limited exceptions, including to affiliates, to family members or to its equity holders, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the Lock-Up Agreement. InnoHold is also permitted to transfer the Restricted Securities pursuant to an underwritten public offering to which all of the parties to the Lock-Up Agreement shall have consented.

9. Commitments and Contingencies

Required Member Distributions

Prior to the Transaction and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Transaction. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. During the three and six months ended June 30, 2017, distributions of $2.4 million were made by Purple LLC under the First Purple LLC Agreement. No distributions have been made under the Second Purple LLC agreement in 2018.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Tooele, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The early termination charge and other key terms within the service agreement are in process of being finalized. In the second quarter 2018, the utility improvements construction was completed and were made available to the Company. As such, the Company removed the build-to-suit asset and liability in the second quarter of 2018. See Note 5—Property and Equipment.

Operating Leases

The Company leases various office and warehouse facilities under two non-cancellable operating leases. Building space for its headquarters facility in Alpine, Utah is leased from TNT, an entity that prior to the Transaction was under common control with Purple LLC. The Company also leases a facility located in Tooele, Utah for use primarily as manufacturing and warehouse space. At June 30, 2018 and December 31, 2017, deferred rent of $2.2 million and $1.9 million, respectively is included in other long-term liabilities on the accompanying balance sheets. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. During the three months ended June 30, 2018 and 2017, the Company recognized rent expense in the amount of $0.9 million and $0.7 million. During the six months ended June 30, 2018 and 2017, the Company recognized rent expense in the amount of $1.7 million and $1.3 million.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In exchange, the Company is offered a discount per gallon. The Company expects to pay approximately $14.4 million over the two-year period. As of June 30, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement.

Rights of Securities Holders

The holders of certain Warrants exercisable into Class A Stock and certain other unregistered Class A Stock were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Transaction date. In March 2018, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants), and certain unregistered shares of Class A Common Stock. The registration statement was declared effective on April 3, 2018.

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

Purple LLC filed a lawsuit against Honest Reviews, LLC (“HMR”), Ryan Monahan (“Mr. Monahan”) and GhostBed, Inc. (“GhostBed”) (collectively, the “Defendants”), alleging that the Defendants are working together on a competitive campaign to intentionally disseminate false and misleading statements regarding the safety of the Company’s mattresses, while at the same time failing to disclose to the public the fact that Mr. Monahan has, since 2015, provided significant digital marketing services to GhostBed, for which his company received substantial compensation. The Defendants have published a number of articles and related materials claiming, without substantiation, that the non-toxic anti-tack powder used in connection with the Company’s products can cause respiratory distress, exacerbate asthma or other respiratory conditions, and cause cancer or even death. Defendants have widely published these materials, including on the HMR website, honestmattressreviews.com, and all of associated HMR social media pages. On September 22, 2017, the United States District Court in Utah issued a preliminary injunction requiring full disclosure of the relationship between GhostBed and Monahan on the HMR website and social media, the removal of certain prior articles and other content regarding the Company, the anti-tack powder, and the lawsuit from the HMR website and social media, and requiring that any future posts by the Defendants regarding the Company or the lawsuit be accompanied by a full disclosure of the relationship between Monahan and GhostBed. On February 12, 2018, the Court sanctioned the Defendants for their untruthful and misleading statements to the Court by awarding $0.2 million in attorneys’ fees to Purple LLC and dismissing GhostBed’s counterclaims against Purple LLC. The preliminary injunction remains in effect as of this filing. Despite the Court’s favorable rulings to date, Purple LLC is unable to determine, at this stage, the possible outcome of the litigation.

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

In connection with the Transaction, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At June 30, 2018, 9.7 million shares of Class A Stock were outstanding.

The Founder Shares are identical to the shares of Class A Stock sold in GPAC’s initial public offering, and holders of these shares have the same stockholder rights as public stockholders, except that the Founder Shares are subject to certain transfer and vesting restrictions described below.

The Sponsor agreed not to transfer, assign or sell, except to certain permitted transferees, including to its members or in connection with a business combination, any of its Founder Shares until the earlier of (A) one year after the completion of the Transaction, or earlier if, subsequent to the Transaction, the last sale price of Class A Stock equals or exceeds $12.00 per share (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Transaction or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In accordance with the terms of the Transaction, the Sponsor agreed to subject 0.6 million shares of Class A Stock owned by it to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. Such shares of Class A Stock will no longer be subject to forfeiture upon the occurrence of a Triggering event. In addition, in connection with the Coliseum Private Placement, the Sponsor assigned 1.3 million shares of Class A Stock subject to the same vesting and forfeiture conditions described above. Further, the Sponsor had distributed the remaining Founder Shares to its members during the first quarter of 2018. Such distributed Founder Shares remain subject to the vesting and forfeiture conditions described above.

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

In connection with the Transaction, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At June 30, 2018, 44.1 million shares of Class B Stock were outstanding.

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

The Company may call the warrants for redemption if the reported last sale price of the Class A Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; provided, however, that the Sponsor Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In addition, with respect to the Sponsor Warrants, so long as such Sponsor Warrants are held by the Sponsor or its permitted transferee, the holder may elect to exercise the Sponsor Warrants on a cashless basis, by surrendering their Sponsor Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Sponsor Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. All other terms, rights and obligations of the Sponsor Warrants remain the same as the Public Warrants.

There were 12.8 million warrants, issued simultaneously with the IPO, pursuant to a private placement. The private placement warrants expire on the earlier to occur of: (i) 5 years after the date of the Transaction, or (ii) a redemption date if the stock trades over $24.00 for 20 trading days within a 30-day trading period while being exercisable and if there is an effective registration agreement. All other terms, rights and obligations remain the same as the warrants described above.

From the time of GPAC’s IPO up to the Transaction with Purple LLC, GPAC had 28.3 million warrants outstanding. At June 30, 2018, 28.3 million warrants were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2018, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Transaction, and at June 30, 2018, InnoHold’s NCI percentage in Purple LLC was approximately 82%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by InnoHold as NCI.

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

As of June 30, 2018, the Company has a full valuation allowance on its net deferred tax assets. As of December 31, 2017, there were no deferred tax assets or valuation allowances at Purple LLC. In assessing the realizability of deferred tax assets, including the deferred tax assets to be recorded in connection with the Transaction and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the three and six months ended June 30, 2018.

The Company currently estimates its annual effective income tax rate to be 0%. The effective tax rate for Purple Inc differs from the federal rate of 21% primarily due to (1) a full valuation allowance, (2) NCI in Purple LLC that is allocated to InnoHold and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

No current income tax liability is recorded as a result of the Transaction since its legal form is treated as a purchase of interests or assets in a non-taxable pass through partnership for U.S. federal income tax purposes such that the Company did not assume an existing tax obligation on the purchased assets. The Company expects that the excess of its tax basis in its investment in Purple LLC over its book carrying value in this investment will result in a deferred tax asset that may reduce certain income tax payments in the future. This deferred tax asset will encompass the basis increase in the assets of Purple LLC as a result of the Transaction and Tax Receivable Agreement as well as the Company’s share of Purple LLC’s unrecognized temporary timing differences between book and tax. The Company is still collecting the necessary information to quantify this net deferred tax asset for the outside basis difference. As noted above due to the uncertainty around the generation of future taxable income the Company will record a valuation allowance against the net deferred tax asset for this outside basis difference in the investment in Purple LLC.

In connection with the Transaction the Company entered into the Tax Receivable Agreement with the NCI holder, InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. As realization of the tax benefit related to the Transaction is not currently deemed probable, no liability under the Tax Receivable Agreement has been recognized in the accompanying condensed consolidated balance sheet.

In the future, if and when InnoHold exercises its right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement (a “TRA Liability”) may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. Due to the uncertainty surrounding the amount and timing of future redemptions of Class B Paired Securities by InnoHold and uncertainty about the ability of the Company to realize net cash savings, the Company does not believe it is appropriate to record a TRA Liability related to future exchanges until such time that InnoHold exercises its right to cause Class B Paired Securities to be exchanged or converted into the Company’s Class A Stock or cash and the Company believes that the associated tax benefits are more-likely-than-not to result in net cash savings.

The Company is treated as acquiring historical net deferred tax assets of GPAC of approximately $0.3 million in the Transaction. These deferred tax assets, including those to be recorded in connection with the Transaction, the Tax Receivable Agreement and for net operating loss carryforwards generated in 2018, are offset by a valuation allowance such that no net deferred tax assets are presently recorded on the financial statements, as the Company does not presently believe that the deferred tax assets are more likely than not realizable.

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of June 30, 2018. no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

12. Net (Loss) Income Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss attributable) income available to Purple Innovation, Inc.	$(785)	$3,631	$(2,213)	$1,651
Denominator:
Weighted average shares—basic and diluted	8,410	8,389	8,399	8,389
Net (loss) income per common share:
Basic	$(0.09)	$0.43	$(0.26)	$0.20
Diluted	$(0.09)	$0.43	$(0.26)	$0.20

For the periods presented, the Company excluded 1.3 million shares of issued common stock subject to vesting and 14.2 million shares of common stock issuable upon conversion of the Company’s warrants as the effect was anti-dilutive.

13. Equity Compensation Plans

InnoHold Incentive Units

The following table summarizes the total incentive unit activity granted by InnoHold and benefiting the Company for the six months ended June 30, 2018 (in thousands):

Incentive
Units
Incentive units outstanding as of January 1, 2018	8,617
Cancelled	(8,617)
Granted	10
Exercised	—
Forfeited	(3)
Incentive units outstanding as of June 30, 2018	7

Incentive units vested at June 30, 2018	4

In January 2017 pursuant to the 2016 Equity Incentive Plan that authorized the issuance of 12.0 million incentive units, the Company granted 11.3 million incentive units to Purple Team, LLC, an entity for the benefit of certain employees, which vest over four years (with 25% vesting after the first year and monthly vesting thereafter for the following 36 months) from the later of the first of the month after their respective date of hire or January 1, 2016, whichever is later. These incentive units were non-voting and the unit holders only participate in potential liquidating distributions after a future majority sale of the Company. Incentive unit holders were only eligible to participate after the distribution threshold of approximately $135.0 million was met. The majority sale and $135.0 million threshold were considered performance conditions of the incentive units. As of December 31, 2017, the Company had not recorded any costs related to the incentive units, as the achievement of the performance conditions was not yet deemed probable.

In conjunction with the Closing, the incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met, which is considered a performance condition. Under the terms of the new incentive units, holders may participate in tax and discretionary distributions once the remaining threshold is met. As of June 30, 2018, the remaining threshold is approximately $96.2 million. As of June 30, 2018, the Company has not recorded any expenses related to the incentive units, as the achievement of the performance condition was not yet deemed probable.

2017 Equity Incentive Plan

On April 10, 2018, the Company filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”). In May 2018, immediately vested stock awards of $0.3 million were issued under the 2017 Incentive Plan to members of the Company’s board of directors for services performed. As of June 30, 2018, approximately 4.1 million shares remained available under the 2017 Incentive Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a more comprehensive review of the operating results and financial condition of Purple Innovation, Inc. than can be obtained from reading the Unaudited Condensed Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which we act as the sole managing member and of whose common units we currently own approximately 18%. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the Closing (defined below), and the “Purple Business” or “Purple before the Transaction” refers to the Purple business before it became a wholly owned subsidiary of the Company upon the Closing.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report, in our quarterly report on Form 10-Q filed May 15, 2018, and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018.

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

Overview of Our Business

Purple is a comfort technology company that designs and manufactures products to improve how people sleep, sit, and stand. We design and manufacture a range of comfort technology products, including mattresses, pillows, and cushions, using our patented Hyper-Elastic Polymer technology designed to improve comfort. We market and sell our products through our direct-to-consumer online channel, traditional wholesale partners and third-party online retailers.

Operating Results for the Three Months Ended June 30, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended June 30,
	2018	% of Net Revenues	2017	% of Net Revenues
Revenues, net	$75,397	100.0%	$47,685	100.0%
Cost of revenues	42,358	56.2	26,512	55.6
Gross profit	33,039	43.8	21,173	44.4
Operating expenses:
Marketing and sales	30,723	40.7	14,524	30.5
General and administrative	5,213	6.9	2,741	5.7
Research and development	555	0.7	271	0.6
Total operating expenses	36,491	48.4	17,536	36.8
Operating (loss) income	(3,452)	(4.6)	3,637	7.6
Interest expense	971	1.3	—	—
Other (income) expense, net	(82)	(0.1)	6	0.0
Net (loss) income	(4,341)	(5.8)	3,631	7.6
Net loss attributable to noncontrolling interest	(3,556)	(4.7)	—	—
Net (loss attributable) income available to Purple Innovation, Inc.	$(785)	(1.0)	$3,631	7.6

Revenue

Total net revenue increased $27.7 million, or 58%, to $75.4 million for the three months ended June 30, 2018 from $47.7 million for the three months ended June 30, 2017 due mainly to a $29.4 million increase in mattress sales and a $0.6 million increase in sales of top of bed products. The increase in mattress sales was primarily attributable to higher direct-to-consumer demand driven by increased marketing investments. Of the $27.7 million increase in net revenue, wholesale revenue increased $7.5 million. The increases in sales of top of bed products were attributable to the increased mattress sales. These increases were partially offset by a $2.4 million decrease in sales of bases.

Cost of Revenues

The cost of revenues increased $15.8 million, or 60%, to $42.4 million for the three months ended June 30, 2018 from $26.5 million for the three months ended June 30, 2017. The increase is primarily due to a $5.2 million increase in direct materials related to the increased mattress sales and a $4.2 million increase in freight costs due to third party “white-glove” delivery. The gross profit percentage decreased to 43.8% of net revenues for second quarter 2018 from 44.4% second quarter 2017. The decrease was partially driven by higher freight costs early in the quarter associated with the new mattress models that were initially flat-packed as opposed to rolled following the February launch, combined with higher dollar sales returns, which decreased net revenues. These decreases to gross profit were partially offset by the higher product margins from the new mattress models.

Marketing and Sales

Marketing and sales expenses increased $16.2 million, or 112%, to $30.7 million for the three months ended June 30, 2018 from $14.5 million for the three months ended June 30, 2017. The increase is primarily due to a $14.6 million increase in advertising costs, a $0.7 million increase in other marketing and sales expenses and a $0.6 million increase in marketing salaries related to an increase in the workforce.

General and Administrative

General and administrative expenses increased $2.5 million, or 90%, to $5.2 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017. The increase was primarily due to the costs to operate as a public company. Professional fees increased $0.6 million primarily driven by legal and audit fees. Salary and wage expense increased $0.8 million due to an increase in the workforce and incurred a $0.3 million charge for stock-based compensation. Software subscriptions expense increased $0.4 million as we increased systems infrastructure.

Research and Development

Research and development costs increased $0.3 million, or 105%, to $0.6 million for the three months ended June 30, 2018 from $0.3 million for the three months ended June 30, 2017. The increase is primarily due to increases in salaries and wages.

Operating (loss) income

Operating loss was $(3.5) million for the three months ended June 30, 2018, a change of $7.1 million from operating income of $3.6 million for the three months ended June 30, 2017. The change was primarily due to higher marketing spend as a percentage of net revenue in 2018.

Interest Expense

We incurred interest expense in 2018 primarily due to assumption of the Coliseum credit agreement that has an outstanding balance of $25.7 million at June 30, 2018 and accrues interest at a fixed rate of 12%. In addition, we incurred discounts and debt issuance costs related to the debt, which also amortize into interest expense as noncash interest.

Noncontrolling Interest

As a result of the Transaction in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold, as a noncontrolling interest at its ownership percentage. At June 30, 2018, this ownership percentage was approximately 82%.

Operating Results for the Six Months Ended June 30, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2018	% of Net Revenues	2017	% of Net Revenues
Revenues, net	$136,377	100.0%	$77,809	100.0%
Cost of revenues	76,938	56.4	42,342	54.4
Gross profit	59,439	43.6	35,467	45.6
Operating expenses:
Marketing and sales	52,768	38.7	28,315	36.4
General and administrative	11,975	8.8	4,953	6.4
Research and development	1,066	0.8	548	0.7
Total operating expenses	65,809	48.3	33,816	43.5
Operating (loss) income	(6,370)	(4.7)	1,651	2.1
Interest expense	1,673	1.2	—	—
Other income, net	(101)	(0.1)	—	—
Net (loss) income	(7,942)	(5.8)	1,651	2.1
Net loss attributable to noncontrolling interest	(5,729)	(4.2)	—	—
Net (loss attributable) income available to Purple Innovation, Inc.	$(2,213)	(1.6)	$1,651	2.1

Revenue

Total net revenue increased $58.6 million, or 75.3%, to $136.4 million for the six months ended June 30, 2018 from $77.8 million for the six months ended June 30, 2017 due mainly to a $57.0 million increase in mattress sales and a $4.2 million increase in sales of top of bed products. The increase in mattress sales was primarily attributable to higher direct-to-consumer demand driven by increased marketing investments and the release of our new higher-priced mattress models, which provides a higher average selling price. The increases in sales of top of bed products were attributable to the increased mattress sales. These increases were partially offset by a $2.7 million decrease in sales of bases. Of the $58.6 million increase in net revenue, wholesale revenue increased $10.3 million. We anticipate our net revenues will continue to increase in absolute dollars over the prior year through the remainder of 2018 as we increase marketing investments and expand our wholesale channel throughout the remainder of the year. We have expanded the number of Mattress Firm stores in which we are testing, and we expect that number to increase in the third quarter of 2018. However, the expected benefit to revenues of the Mattress Firm ramp up may not continue to occur the way we anticipate in 2018.

Cost of Revenues

The cost of revenues increased $34.6 million, or 81.7%, to $76.9 million for the six months ended June 30, 2018 from $42.3 million for the six months ended June 30, 2017. The increase is primarily due to a $17.2 million increase in direct materials in line with mattress sales and inefficiencies we experienced in quality control and the manufacturing process in the first quarter. In addition, freight costs increased $7.4 million as we initially flat-packed the new mattress models to achieve our launch date. The gross profit percentage decreased to 43.6% of net revenues in the first half of 2018 from 45.6% in the first half of 2017 primarily due to these identified inefficiencies in the manufacturing process. We anticipate our gross profit percentage will increase through the remainder of 2018 as we execute on improvements in the manufacturing process and costs containment through process automation and leveraging fixed components of our manufacturing cost structure.

Marketing and Sales

Marketing and sales expenses increased $24.5 million, or 86.4%, to $52.8 million for the six months ended June 30, 2018 from $28.3 million for the six months ended June 30, 2017. The increase is primarily due to a $22.0 million increase in advertising costs, a $0.7 million increase in other marketing and sales expenses and a $1.2 million increase in marketing salaries related to an increase in the workforce.

General and Administrative

General and administrative expenses increased $7.0 million, or 142%, to $12.0 million for the six months ended June 30, 2018 from $5.0 million for the six months ended June 30, 2017. The increase was primarily due to the costs incurred with completing the Transaction and costs incurred as we operate as a public company. Professional fees increased $3.7 million, primarily driven by Transaction costs. Salary and wage expense increased $1.4 million as we increased our workforce and incurred a $0.3 million charge for stock-based compensation. Software subscriptions expense increased $0.8 million as we increased systems infrastructure. We anticipate that our general and administrative costs, excluding Transaction costs and other one-time charges, will continue to increase in absolute dollars through the remainder of 2018 as we have scaled our infrastructure to operate as a public company.

Research and Development

Research and development costs increased $0.5 million, or 94.5%, to $1.1 million for the six months ended June 30, 2018 from $0.5 million for the six months ended June 30, 2017. The increase is primarily due to increases in salaries and wages. We anticipate research and administrative costs will increase through the remainder of 2018 as we strive to produce innovative and high-quality products.

Operating (loss) income

Operating loss was $(6.4) million for the six months ended June 30, 2018, a change of $8.0 million from operating income of $1.6 million for the six months ended June 30, 2017. The change was primarily due to costs incurred to close the Transaction and inefficiencies in our manufacturing and logistics.

Interest Expense

We incurred interest expense in 2018 primarily due to assumption of the Coliseum credit agreement that has an outstanding balance of $25.7 million at June 30, 2018 and accrues interest at a fixed rate of 12%. In addition, we incurred discounts and debt issuance costs related to the debt, which also amortize into interest expense as noncash interest. We anticipate interest expense will increase slightly on a quarterly basis through the remainder of 2018.

Noncontrolling Interest

As a result of the Transaction in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold, as a noncontrolling interest at its ownership percentage. At June 30, 2018, this ownership percentage was approximately 82%. We currently anticipate this percentage to remain consistent through the remainder of 2018.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had positive working capital of $12.1 million as of June 30, 2018, and we had negative working capital of $(17.4) million as of December 31, 2017. In 2018, we increased inventory balances due to an expanded product line, growing demand for our product and stocking of new models at third-party distribution centers for “white glove” delivery service. In addition, purchases of raw materials and production were ramped up related to initial revenue forecasts for the year that have since been reduced. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $7.0 million and $4.0 million for the six months ended June 30, 2018 and 2017. We financed these capital expenditures through cash provided by operating activities and the cash received through the Transaction. We expect our capital expenditures for our facilities and equipment to be between $10.0 million and $15.0 million in 2018.  Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

Debt service consists of principal and interest payments on the outstanding balance of the Credit Agreement, certain equipment loans and capital leases. On February 2, 2018, we entered into the Credit Agreement and received approximately $24.0 million in proceeds after original issue discounts.

In 2017, we entered into a $10.0 million debt facility with Wells Fargo Bank and as of December 31, 2017, approximately $8.0 million had been drawn against that facility. We were in breach of terms of the agreement by failing to facilitate collateral audits in accordance with the provisions of the agreement, but we received a waiver from Wells Fargo Bank of its default rights so long as we facilitated collateral audits by January 19, 2018. We delivered the collateral audit information to Wells Fargo by that deadline. Subsequent to the repayment of the loan, we determined that it would have breached the term to meet a certain EBITDA covenant as of December 31, 2017. On February 2, 2018, in connection with the Transaction, we paid off and closed the debt facility by paying $8.1 million in cash including accrued interest and fees. There were no events of default identified at that time.

On February 2, 2018, we also added approximately $25.9 million in cash to our balance sheet as part of the Closing, which cash will support future growth and operations.

During the six months ended June 30, 2017, the $0.3 million principal plus accrued interest of the related-party notes payable to InnoHold was paid and the notes were extinguished.

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

Cash Flows for the Six Months Ended June 30, 2018 and 2017

The following summarizes our cash flows for the six months ended June 30, 2018 and 2017 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(27,608)	$4,860
Net cash used in investing activities	(7,085)	(3,985)
Net cash (used in) provided by financing activities	41,531	(2,729)
Net (decrease) increase in cash	6,838	(1,854)
Cash, beginning of the period	3,593	4,013
Cash, end of the period	$10,431	$2,159

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Cash used in operating activities was $27.6 million for the six months ended June 30, 2018, a change of $32.5 million from cash provided by operating activities of $4.9 million during the six months ended June 30, 2017. This increase in cash used in operations was primarily due to increased operating costs as evidenced by the change in net loss of $9.6 million to $7.9 million from net income of $1.7 million. Cash used to purchase inventories increased $13.6 million, which purchases were made due to an expanded product line, the growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service. In addition, purchases of raw materials and production were ramped up related to initial revenue forecasts for the year that have since been reduced. We also paid down accounts payable balances resulting in a change of $5.1 million in 2018. The additional payments to vendors and purchases of inventory were facilitated by the infusion of cash resulting from the Transaction.

Cash used in investing activities was $7.1 million for the six months ended June 30, 2018, an increase of $3.1 million from cash used in investing activities of $4.0 million during the six months ended June 30, 2017. This increase in cash used in investing activities was primarily due to increased investment in property and equipment.

Cash provided by financing activities was $41.5 million in the six months ended June 30, 2018, a change of $44.3 million from cash used in financing of $2.8 million during the six months ended June 30, 2017. The increase was primarily due to proceeds from the Transaction and draw down of debt under the Coliseum credit agreement. These cash inflows were partially offset by the repayment of $8.0 million in principal balance on the Wells Fargo line of credit.

Critical Accounting Policies

For changes to our critical accounting policies during the six months ended June 30, 2018, refer to Note 2—Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

Apart from a minimum purchase agreement entered into in February 2018, there were no significant changes to our contractual obligations as of June 30, 2018 from those disclosed in our Current Report on Form 8-K/A filed on March 15, 2018. Under the purchase agreement, we are required to purchase a minimum amount of mineral oil over two years. In exchange, we are offered a discount per gallon. We expect to pay approximately $14.4 million over the two-year period. As of June 30, 2018, we expect to fulfill our commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

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

In connection with the Closing, the Wells Fargo facility was repaid in full and Purple LLC entered into a $25.0 million fixed interest rate credit agreement. As such, we do not have any variable rate debt. Otherwise, there have been no material changes in our market risk since December 31, 2017. For further information on our market risk, please see “Item 2.01. Completion of Acquisition or Disposition of Assets – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Current Report on Form 8-K/A filed March 15, 2018.

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

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2018 as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Current Report on Form 8-K/A filed March 15, 2018 and in the first quarter of 2018.

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2016, we identified material weaknesses in our internal controls over financial reporting. Specifically, approximately $0.1 million and $4.3 million of post-closing net adjustments were made to our 2016 balance sheet and statement of operations, respectively, as a result of the material weaknesses. In addition, we revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million due to a material weakness identified during our first quarter of 2018 inventory accounting close procedures. We continue to remediate these material weaknesses and other existing deficiencies. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

In connection with the identification of material weaknesses in our internal control over financial reporting, we are evaluating, designing and implementing controls and procedures to address these weaknesses. The measures include the hiring and contracting of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes supplemented by external resources as necessary. To date, certain personnel have been added in each of these specific areas and additional training of existing resources has taken place. We are enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively and have engaged an external accounting firm to assist with this process. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 9—Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings. In addition, the following legal proceedings have occurred following the date of our financial statements.

On July 6, 2018 Purple sued Antoinette Suchenko and Lisa Gathers in federal court in the district of Utah for a declaration from the court that the defendants lack standing to pursue claims against Purple under the ADA for, allegedly, not making its website accessible to the blind and that the defendants made negligent representations and committed fraud when making their claims against Purple. On July 23, 2018, the defendants sued Purple in federal court in the western district of Pennsylvania alleging that Purple violated the ADA by not making its website accessible to the blind. The Company denies that it has violated any ADA regulation or statute. No answer has been filed in either case. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Antoinette Suchenko’s and Lisa Gathers’ claims against Purple.

On July 2, 2018, the Company sued Layla Sleep, Inc. for trade dress and patent infringement in federal court in the district of Utah. No answer has yet been filed by Layla Sleep, Inc. In the absence of a settlement, the Company intends to vigorously prosecute its claims. The Company is unaware of any actual or potential counterclaims that may be asserted.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018, and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018.

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

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, delays in product shipments clearing U.S. Customs for reasons of non-compliance or otherwise, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. Such delays could adversely affect our profitability and reputation.

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

Regulatory requirements, including, but not limited to, trade, customs, environmental, health and safety requirements, may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and U.S. Customs and Border Protection. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. These rules and regulations may change from time to time or may conflict. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the CPSC and other jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Some states and the U.S. Congress continue to consider fire retardancy regulations that may be different from or more stringent than the current standard. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling of mattresses discarded in their states. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures. For example, new legislation aimed at improving the fire retardancy of mattresses, regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, or requiring the recycling of discarded mattresses, could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, or adverse publicity, among other things. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

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

We are also subject to federal laws and regulations relating to international shipments, customs, and import controls. We may not be in complete compliance with all such requirements at all times, and if we are not in compliance with such requirements may be subject to penalties or fines, which could have an adverse impact on our financial condition and results of operations.

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

The notice provided that unless we request an appeal of the staff’s determination to a Nasdaq Hearings Panel (the “Panel”), the Warrants will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on April 9, 2018, after which Nasdaq will remove the Warrants from listing and registration on Nasdaq.

We appealed the staff’s determination by submitting a timely request for a hearing, and on May 10, 2018 we presented at the hearing our request for an extension of time to come into compliance with the round lot holder requirement with respect to the Warrants. The request for a hearing stayed any suspension of trading in the Warrants on Nasdaq pending the issuance of the Panel’s decision following the hearing and the expiration of any extension granted by the panel. On May 17, 2018, the Company received a letter from the Panel informing the Company that the Panel granted the Company’s request to continue its listing of its warrants on the Nasdaq Stock Market, subject to certain conditions. First, on or before June 15, 2018, the Company was required to provide the Panel an update on the number of warrant holders. And if the Company did not at that time have 400 round lot holders, the Company must continue to provide updates to the Panel on the 15th of each month thereafter. The Company provided the required updates on or before June 15 and July 15, 2018 indicating that the Company did not yet have 400 round lot holders. Second, on or before September 15, 2018, the Company must demonstrate that it has a minimum of 400 round lot warrant holders. If the Company fails to demonstrate compliance by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on Nasdaq.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts), valuation of inventory, internal-use software and website development (acquired and developed internally), accounting for income taxes, valuation of intangible assets, equity-based compensation and loss contingencies. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

The Company’s financial statements were audited in connection with the Transaction. As a result of this audit and in anticipation of becoming a public company, the Company made many changes to its accounting policies. The Company may determine in the future that these new policies are not effective or appropriate for the Company. Moreover, the Company may determine that the assumptions it has relied on in preparing its financial statements are not appropriate. These determinations could lead to significant changes in the accounting policies of and assumptions used by the Company in the future, which could negatively impact your investment.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements, strategic alliances, and other business relationships.

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses, file for bankruptcy or choose to no longer do business with us. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

As our agreements terminate or relationships unwind, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

Our present and future services agreements, other commercial agreements, and strategic relationships create additional risks such as:

●	disruption of our ongoing business, including loss of management focus on existing businesses;

●	impairment of other relationships;

●	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

●	difficulty integrating under the commercial agreements.

We have entered into a memorandum of understanding with Mattress Firm, Inc. concerning a potential vendor agreement, pursuant to which Mattress Firm, Inc. is permitted to sell certain of our products in its retail stores. We are currently conducting a trial phase with Mattress Firm, Inc. to assess the viability of a such an arrangement. There can be no guarantee that we will enter into a vendor agreement with Mattress Firm, Inc. Even if we do enter into such agreement, the relationship may not be profitable to us or may impose additional costs that we would not otherwise incur under our current operations. Further, establishing and maintaining this relationship may require the commitment of significant amounts of time, financial resources and management attention, and it may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry.

Further, the involvement of Tony and Terry Pearce has been crucial to the success of our company because of their extensive experience with and technical knowledge of our products. Pursuant to the employment agreements that have been entered into with them in connection with the consummation of the Transaction, they are not required to work a particular number of hours for us or to be based at any particular location. The loss or reduction of their services could adversely affect our operations and our ability to achieve our business objectives. The continued growth of our business depends upon their continued involvement.

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

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In conjunction with our expanded mattress product offering in 2018 delivered via third-party “white glove” service, we determined that we are subject to sales tax as imposed by the jurisdictions in the contiguous 48 U.S. states and have begun collecting and remitting such sales tax (in addition to those jurisdictions in which we had already begun collecting and remitting sales tax). If the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially. In the U.S., Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes, although some states currently are seeking to have the Supreme Court revisit these decisions. Notwithstanding these issues, we have begun collecting sales tax in all lower forty-eight states that have sales taxes.

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

ITEM 5.	OTHER INFORMATION

Amendment to the Merger Agreement

On June 14, 2018, we entered into Amendment No. 3 (the “Amendment”) to the Merger Agreement. The Amendment extends the deadline by which the Parent Representative is required to provide a closing statement to InnoHold, setting forth (a) a consolidated balance sheet of GPAC as of the Closing and (b) a good faith calculation of the combined GPAC’s indebtedness, cash and cash equivalents and expenses related to the Transaction as of the Closing, and the resulting calculation of the consideration due to InnoHold.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 2.1 hereto, and is incorporated herein by reference. For the full text and a detailed discussion of the Merger Agreement, see the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2017.

ITEM 6.	EXHIBITS

Number	Description
2.1	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC.*

31.1	Certification by Terry V. Pearce, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Terry V. Pearce, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	August 9, 2018	By:	/s/ Terry V. Pearce
Terry V. Pearce
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Mark A. Watkins
Mark A. Watkins
Chief Financial Officer
(Principal Financial and Accounting Officer)

