Form 10-Q
period 2018-09-30
Purple Innovation, Inc.
filed 2018-11-14
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

As of November 14, 2018, 9,730,636 shares of the registrant’s Class A common stock, $.0001 par value per share, and 44,071,318 shares of the registrant’s Class B common stock, $.0001 par value per share, were outstanding.

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

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2018	2017
		(Revised)(1)
Assets
Current assets:
Cash and cash equivalents	$7,665	$3,593
Accounts receivable, net	8,484	4,182
Inventories, net	28,680	13,345
Prepaid inventory	317	1,296
Other current assets	2,246	492
Total current assets	47,392	22,908
Property and equipment, net	21,719	13,464
Intangible assets, net	1,408	1,267
Other long-term assets	5	22
Total assets	$70,524	$37,661

Liabilities and Equity
Current liabilities:
Accounts payable	$20,443	$21,131
Accrued sales returns	5,507	4,825
Accrued compensation	2,153	2,097
Customer prepayments	7,291	3,213
Accrued sales tax	5,655	8,466
Other accrued liabilities	2,026	1,451
Current portion of long-term obligations	31	29
Total current liabilities	43,106	41,212
Long-term debt	20,695	8,000
Other long-term liabilities and obligations, net of current portion	3,493	2,368
Total liabilities	67,294	51,580
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,731 issued and outstanding at September 30, 2018	1	—
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at September 30, 2018	4	—
Additional paid-in capital	3,646	—
Accumulated deficit	(3,343)	—
Total stockholders’ equity	308	—
Noncontrolling interest	2,922	—
Member deficit	—	(13,919)
Total equity	3,230	(13,919)
Total Liabilities and Equity	$70,524	$37,661

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Revised)(1)		(Revised)(1)
Revenues, net	$70,806	$56,011	$207,334	$133,820
Cost of revenues	42,684	31,927	121,575	74,726
Gross profit	28,122	24,084	85,759	59,094
Operating expenses:
Marketing and sales	25,188	25,655	77,956	53,970
General and administrative	5,804	3,520	17,870	8,473
Research and development	578	356	1,644	904
Total operating expenses	31,570	29,531	97,470	63,347
Operating loss	(3,448)	(5,447)	(11,711)	(4,253)
Interest expense	999	4	2,672	4
Other income, net	(83)	(2)	(184)	(2)
Net loss	(4,364)	(5,449)	(14,199)	(4,255)
Net loss attributable to noncontrolling interest	(3,575)	—	(10,856)	—
Net loss attributable to Purple Innovation, Inc.	$(789)	$(5,449)	$(3,343)	$(4,255)
Net loss per common share—basic and diluted	$(0.09)	$(0.65)	$(0.40)	$(0.51)
Weighted average common shares outstanding—basic and diluted	8,437	8,389	8,412	8,389

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Class A		Class B		Additional		Total Common
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity
									(Revised)(1)
Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(13,919)	$(13,919)
Net loss	—	—	—	—	—	(3,343)	(3,343)	(15,169)	4,313	(14,199)
Effect of the Transaction:
Proceeds and shares issued in the Transaction	9,683	1	44,071	4	(1,358)	—	(1,353)	18,091	9,606	26,344
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Stock-based compensation	—	—	—	—	313	—	313	—	—	313
Issuance of common stock	48	—	—	—	—	—	—	—	—	—
Balance – September 30, 2018	9,731	$1	44,071	$4	$3,646	$(3,343)	$308	$2,922	$—	$3,230

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(Revised)(1)
Cash flows from operating activities:
Net loss	$(14,199)	$(4,255)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,534	465
Non-cash interest	1,768	—
Stock-based compensation	313	—
Loss on disposal of property and equipment	—	10
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,302)	(574)
Increase in inventories	(15,335)	(3,377)
Increase in prepaid inventory and other assets	(341)	(2,044)
Increase (decrease) in accounts payable	(567)	11,823
Increase in accrued sales returns	682	2,172
Increase (decrease) in accrued compensation	56	(196)
Increase (decrease) in customer prepayments	4,078	(1,985)
Increase (decrease) in other accrued liabilities	(1,087)	6,719
Net cash (used in) provided by operating activities	(27,400)	8,758

Cash flows from investing activities:
Purchase of property and equipment	(9,878)	(5,317)
Investment in intangible assets	(173)	(167)
Net cash used in investing activities	(10,051)	(5,484)

Cash flows from financing activities:
Proceeds from the Transaction	25,912	—
Proceeds from credit agreement	24,000	—
Payments on line of credit	(8,000)	—
Payments for debt issuance costs	(367)	—
Principal payments on capital lease obligations	(22)	—
Member distributions	—	(3,790)
Payments on related party notes payable	—	(300)
Payments on long-term obligations	—	(42)
Net cash provided by (used in) financing activities	41,523	(4,132)

Net increase (decrease) in cash	4,072	(858)
Cash, beginning of the period	3,593	4,013
Cash, end of the period	$7,665	$3,155

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$428	$511
Assignment of founder shares and sponsor warrants	$4,691	$—

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Current Report on Form 8-K/A filed March 15, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as Purple Inc is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2018, Purple Inc had approximately 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At September 30, 2018, InnoHold had approximately 82% of the economic interest in Purple LLC; however, InnoHold has disproportionally fewer voting rights, and is shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 10—Stockholders’ Equity and Member Deficit, “—Noncontrolling Interest.”

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

Correction of Immaterial Misstatements in Prior Period Financial Statements

In connection with the preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, the Company identified errors that caused an overstatement of previously reported prepaid inventory, net inventory, and minor changes in certain other liability accounts. The error in prepaid inventory related to the process deficiency in the tracking and reconciling of deposits made to overseas suppliers for inventory orders. The correction of this error reduces prepaid inventory and increases cost of revenues in an aggregate amount of $1.7 million for the periods from January 1, 2017 through June 30, 2018, wherein approximately $0.9 million relates to 2017 and interim periods within 2017 and the remaining approximately $0.8 million relates to 2018 periods. The error in net inventory related primarily to the valuation of certain subassembly inventory items. The correction of this error reduces net inventory and increases cost of revenues by $1.3 million for the three months ended June 30, 2018, and did not impact any other period. The minor changes in customer prepayments and accrued sales tax related to the process deficiency of reconciling the accounts and proper period cut-offs. The correction of these errors decreases current liabilities and increases revenue by $0.2 million for the six months ended June 30, 2018, and did not impact any other period. The Company previously reported an error in the overstatement of net inventory as of December 31, 2017 that arose in the fourth quarter of 2017 and did not impact the other quarters of 2017. The correction of this error reduces net inventory and increases cost of revenues by $2.5 million. The 2017 errors in aggregate continue to be immaterial, as are the aggregate errors in 2018.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of our previously issued financial statements. In regards to the interim 2018 errors and applicable interim 2017 periods, the Company corrected the statements of operations in the current period filing. The Company will correct the 2017 annual period errors prospectively and revise the financial statements when such period is included in future filings. Accordingly, as it relates to the 2017 annual period the Company corrected the balance sheet as of December 31, 2017 in the current period filing and the Company will correct the statement of operations for the entire 2017 annual period the next time those statements are filed. The errors had no impact on net cash provided by operating activities for any period presented.

The following tables present a summary of the impact by financial statement line item of the corrections for the three months ended March 31, 2017, three and six months ended June 30, 2017, three and nine months ended September 30, 2017, as of and for the year ended December 31, 2017 (with the cumulative effect of the previous 2017 adjustment), three months ended March 31, 2018, and for the three and six months ended June 30, 2018:

	Three Months Ended March 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of revenues	$15,830	$96	$15,926
Gross profit	14,294	(96)	14,198
Operating loss	(1,986)	(96)	(2,082)
Net loss	$(1,980)	$(96)	$(2,076)
Net loss attributable to Purple Innovation, Inc.	$(1,980)	$(96)	$(2,076)
Net loss per common share - basic and diluted	$(0.24)	$(0.01)	$(0.25)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenues	$26,512	$361	$26,873	$42,342	$457	$42,799
Gross profit	21,173	(361)	20,812	35,467	(457)	35,010
Operating income	3,637	(361)	3,276	1,651	(457)	1,194
Net income	$3,631	$(361)	$3,270	$1,651	$(457)	$1,194
Net income attributable to Purple Innovation, Inc.	$3,631	$(361)	$3,270	$1,651	$(457)	$1,194
Net income per common share - basic and diluted	$0.43	$(0.04)	$0.39	$0.20	$(0.05)	$0.15

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenues	$31,562	$365	$31,927	$73,904	$822	$74,726
Gross profit	24,449	(365)	24,084	59,916	(822)	59,094
Operating loss	(5,082)	(365)	(5,447)	(3,431)	(822)	(4,253)
Net loss	$(5,084)	$(365)	$(5,449)	$(3,433)	$(822)	$(4,255)
Net loss attributable to Purple Innovation, Inc.	$(5,084)	$(365)	$(5,449)	$(3,433)	$(822)	$(4,255)
Net loss per common share - basic and diluted	$(0.61)	$(0.04)	$(0.65)	$(0.41)	$(0.10)	$(0.51)

	As of and for the Year Ended December 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment(1)	As Revised
Inventory, net	$15,799	$(2,454)	$13,345
Prepaid inventory	2,219	(923)	1,296
Total assets	41,038	(3,377)	37,661
Member deficit	(10,542)	(3,377)	(13,919)
Total liabilities and equity	41,038	(3,377)	37,661
Cost of revenues	108,464	3,377	111,841
Gross profit	88,395	(3,377)	85,018
Operating loss	(5,370)	(3,377)	(8,747)
Net loss	$(5,442)	$(3,377)	$(8,819)
Net loss attributable to Purple Innovation, Inc.	$(5,442)	$(3,377)	$(8,819)
Net loss per common share - basic and diluted	$(0.65)	$(0.40)	$(1.05)

(1)	Includes previous 2017 adjustment.

	Three Months Ended March 31, 2018
(In thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Revenue	$60,980	$(212)	$60,768
Cost of revenues	34,580	373	34,953
Gross profit	26,400	(585)	25,815
General and administrative	6,762	91	6,853
Operating loss	(2,918)	(676)	(3,594)
Net loss	$(3,601)	$(676)	$(4,277)
Net loss attributable to noncontrolling interest	$(2,173)	$(554)	$(2,727)
Net loss attributable to Purple Innovation, Inc.	$(1,428)	$(122)	$(1,550)
Net loss per common share - basic and diluted	$(0.17)	$(0.01)	$(0.18)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$75,397	$363	$75,760	$136,377	$151	$136,528
Cost of revenues	42,358	1,580	43,938	76,398	1,953	78,351
Gross profit	33,039	(1,217)	31,822	59,439	(1,802)	57,637
General and administrative	5,213	—	5,213	11,975	91	12,066
Operating loss	(3,452)	(1,217)	(4,669)	(6,370)	(1,893)	(8,263)
Net loss	$(4,341)	$(1,217)	$(5,558)	$(7,942)	$(1,893)	$(9,835)
Net loss attributable to noncontrolling interest	$(3,556)	$(998)	$(4,554)	$(5,729)	$(1,552)	$(7,281)
Net loss attributable to Purple Innovation, Inc.	$(785)	$(219)	$(1,004)	$(2,213)	$(341)	$(2,554)
Net loss per common share - basic and diluted	$(0.09)	$(0.03)	$(0.12)	$(0.26)	$(0.04)	$(0.30)

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

With the exception of third-party “white glove” delivery and certain wholesale partners, revenue generated from product sales is recognized when the inventory is shipped to the customer, which is when title passes to the customer. Revenue generated from sales through third-party “white glove” delivery is recognized when the inventory is delivered to the customer and any required set up and removal services are complete. Revenue generated from certain wholesale partners is recognized when the inventory is delivered to the wholesale partner’s warehouse.

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

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of September 30, 2018 or in prior periods. Basic net income (loss) per common share is calculated by dividing net income available (loss attributable) to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company’s outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

New Revenue Guidance

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates are effective for public companies for annual periods beginning after December 15, 2017, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual and interim periods beginning January 1, 2019. The Company has the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company expects to adopt Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2019.

The Company is concluding the assessment phase of implementing Topic 606 and has evaluated each of the five steps in Topic 606, which are as follows: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations; and (5) Recognize revenue when (or as) performance obligations are satisfied.

The Company’s preliminary conclusion is that it does not expect reported revenue to be affected materially in any period due to the adoption of Topic 606 because: (1) the Company expects to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon shipment or delivery under both Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company does not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are certain considerations related to accounting policies, business processes, and internal control over financial reporting that are associated with implementing Topic 606. The Company is currently evaluating its policies, processes, and control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process and the Company anticipates it will be completed prior to January 1, 2019.

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

3. Merger Transaction

On February 2, 2018, upon consummation of the Transaction, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, the following occurred:

-	GPAC was renamed “Purple Innovation, Inc.” and the operating agreement of Purple LLC was amended so that, among other changes, the existing single class of common membership units was reclassified into two new classes of units, Class A membership units (the “Class A Units”) and Class B membership units (the “Class B Units”).

-	9.7 million Class A Units were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc as the sole managing member of Purple LLC. As the sole managing member, Purple Inc operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc has a minority economic interest in Purple LLC, Purple Inc has the sole voting interest in and control of the management and operations of Purple LLC.
-	44.1 million Class B Units were issued and are solely held by InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. See Note 9—Commitments and Contingencies “—Indemnification Obligations” for discussion of terms related to Class B Stock and Class B Units held in an escrow account.
-	Purple Inc amended its articles of incorporation and renamed its existing common stock as Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) (refer to Note 10—Stockholders’ Equity and Member Deficit for a description of the Class A Stock and Class B Stock).
-	Purple Inc issued 44.1 million shares of Class B Stock to InnoHold.
-	Purple LLC initially obtained approximately $25.9 million in cash at the transaction date for working capital needs. Subsequent to the transaction date, a final closing reconciliation was performed resulting in an additional $0.4 million in cash to be received by Purple LLC from InnoHold, for a total of $26.3 million in cash received.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
		(Revised)
Raw materials	$11,089	$10,829
Work-in-process	976	308
Finished goods	17,263	2,450
Inventory obsolescence reserve	(648)	(242)
Inventories, net	$28,680	$13,345

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Equipment	$14,904	$3,670
Equipment in progress	4,104	8,609
Leasehold improvements	3,295	1,265
Office equipment	791	168
Furniture and fixtures	844	469
Equipment under capital lease	159	159
Total property and equipment	24,097	14,340
Accumulated depreciation	(2,378)	(876)
Property and equipment, net	$21,719	$13,464

The Company recorded depreciation and amortization related to property and equipment of $0.5 million and $0.2 million during the three months ended September 30, 2018 and 2017. Depreciation and amortization of $1.5 million and $0.5 million were recorded during the nine months ended September 30, 2018 and 2017.

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Current portion of warranty accrual	$670	$640
Website commissions	722	558
Accrued property and franchise tax	258	—
Accrued expenses	376	177
Rent—related party	—	76
Total other accrued liabilities	$2,026	$1,451

7. Debt Obligations

Debt obligations consisted of the following at September 30, 2018 (in thousands):

	Principal Borrowings Outstanding	Unamortized Debt Issuance Costs and Discounts	Net Carrying Value	Interest Rate	Maturity Date
Coliseum credit agreement	$26,170	(5,475)	20,695	12.0%	February 2023

Debt obligations consisted of the following at December 31, 2017 (in thousands):

	Principal Borrowings	Unused Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Wells Fargo line of credit(1)	$8,000	$2,000	4.6%	October 2019

(1)	Revolving lines of credit are not presented net of unamortized debt issuance costs.

Coliseum Credit Agreement

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Debt Fund, L.P. (together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. As part of the Credit Agreement, Global Partner Sponsor I LLC (the “Sponsor”) agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement bears interest at a fixed rate of 12.0% per annum and matures on February 2, 2023. Interest accrues and is payable on the last business day of each fiscal quarter during the term of the Credit Agreement. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amounts of the Credit Agreement. The Credit Agreement provides for certain remedies to the Lenders in the event of customary events of default. The Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants. While any amounts are outstanding under the Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20.0 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10.0 million and (iii) incurring asset-based loans in excess of $20.0 million, subject to limited exceptions. Purple LLC is also restricted from making distributions or other payments on its membership interest, subject to limited exceptions.

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares (as defined in Note 10) and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the Transaction was $6.1 million.

Interest expense related to the Credit Agreement was $1.0 million and $2.6 million for the three and nine months ended September 30, 2018. No interest expense under this agreement was incurred in 2017. Of the interest expense incurred in 2018, $1.2 million was paid-in-kind through additions to the principal amount during the nine months ended September 30, 2018.

The Credit Agreement is carried at cost. At September 30, 2018, the fair value of the Credit Agreement is $27.9 million.

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

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with the Founder Entities, effective January 1, 2017, pursuant to which Purple LLC and the Founder Entities agreed to provide certain operational and administrative support services. Pursuant to the Shared Services Agreement, Casey McGarvey, Purple’s Chief Legal Officer, and other employees of Purple provided services to EdiZONE, LLC. Mr. McGarvey also provided similar services to InnoHold, the controlling member of Purple Inc, and to TNT. In the three and nine months ended September 30, 2018 and 2017, de minimis amounts of services were performed under this agreement.

TNT owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT. The Company determined that TNT is not a VIE as it and Purple LLC do not hold any explicit or implicit variable interest in TNT and does not have a controlling financial interest in TNT. The Company incurred $0.3 million and $0.2 million in rent expense to TNT for the building lease of the Alpine facility in the three months ended September 30, 2018 and 2017. The Company incurred $0.9 million and $0.7 million in rent expense to TNT for the building lease of the Alpine facility in the nine months ended September 30, 2018 and 2017.

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

9. Commitments and Contingencies

Required Member Distributions

Prior to the Transaction and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Transaction. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. During the three and nine months ended September 30, 2017, distributions of $1.4 million and $3.8 million were made by Purple LLC under the First Purple LLC Agreement. No distributions have been made under the Second Purple LLC Agreement in 2018.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Tooele, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The early termination charge is $1.3 million and is reduced annually on a straightline basis over the 10-year period. In the second quarter 2018, the utility improvements construction was completed and were made available to the Company. As of September 30, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under two non-cancellable operating leases. Building space for its headquarters facility in Alpine, Utah is leased from TNT, an entity that prior to the Transaction was under common control with Purple LLC. The Company also leases a facility located in Tooele, Utah for use primarily as manufacturing and warehouse space. At September 30, 2018 and December 31, 2017, deferred rent of $2.4 million and $1.9 million, respectively is included in other long-term liabilities on the accompanying balance sheets. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. During the three months ended September 30, 2018 and 2017, the Company recognized rent expense in the amount of $0.9 million and $0.7 million. During the nine months ended September 30, 2018 and 2017, the Company recognized rent expense in the amount of $2.6 million and $2.0 million.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In exchange, the Company is offered a discount per gallon. The Company expects to pay approximately $14.4 million over the two-year period. As of September 30, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

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

Purple LLC filed a lawsuit against Honest Reviews, LLC (“HMR”), Ryan Monahan (“Mr. Monahan”) and GhostBed, Inc. (“GhostBed”) (collectively, the “Defendants”), alleging that the Defendants are working together on a competitive campaign to intentionally disseminate false and misleading statements regarding the safety of the Company’s mattresses, while at the same time failing to disclose to the public the fact that Mr. Monahan has, since 2015, provided significant digital marketing services to GhostBed, for which his company received substantial compensation. The Defendants have published a number of articles and related materials claiming, without substantiation, that the non-toxic anti-tack powder used in connection with the Company’s products can cause respiratory distress, exacerbate asthma or other respiratory conditions, and cause cancer or even death. Defendants have widely published these materials, including on the HMR website, honestmattressreviews.com, and all of associated HMR social media pages. On September 22, 2017, the United States District Court in Utah issued a preliminary injunction requiring full disclosure of the relationship between GhostBed and Monahan on the HMR website and social media, the removal of certain prior articles and other content regarding the Company, the anti-tack powder, and the lawsuit from the HMR website and social media, and requiring that any future posts by the Defendants regarding the Company or the lawsuit be accompanied by a full disclosure of the relationship between Monahan and GhostBed. On February 12, 2018, the Court sanctioned the Defendants for their untruthful and misleading statements to the Court by awarding $0.2 million in attorneys’ fees to Purple LLC and dismissing GhostBed’s counterclaims against Purple LLC. The preliminary injunction remains in effect as of this filing. The Defendants have not yet paid to Purple LLC the amount of the sanctions awarded by the Court, and Purple LLC has been forced to file motions against Defendants for contempt of the Court’s order, which motions remain pending at this time. Despite the Court’s favorable rulings to date, Purple LLC is unable to determine, at this stage, the possible outcome of the litigation.

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

In connection with the Transaction, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At September 30, 2018, 9.7 million shares of Class A Stock were outstanding.

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

In connection with the Transaction, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At September 30, 2018, 44.1 million shares of Class B Stock were outstanding.

Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s IPO and 12.8 million warrants (the “Sponsor Warrants”), issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of one share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. Warrants must be exercised for a whole share.  In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Transaction, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

From the time of GPAC’s IPO up to the Transaction with Purple LLC, GPAC had 28.3 million warrants outstanding. At September 30, 2018, 28.3 million warrants were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2018, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Transaction, and at September 30, 2018, InnoHold’s NCI percentage in Purple LLC was approximately 82%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by InnoHold as NCI.

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

As of September 30, 2018, the Company has a full valuation allowance on its net deferred tax assets. As of December 31, 2017, there were no deferred tax assets or valuation allowances at Purple LLC. In assessing the realizability of deferred tax assets, including the deferred tax assets to be recorded in connection with the Transaction and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the three and nine months ended September 30, 2018.

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

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of September 30, 2018, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(789)	$(5,449)	$(3,343)	$(4,255)
Denominator:
Weighted average shares—basic and diluted	8,437	8,389	8,412	8,389
Net loss per common share:
Basic	$(0.09)	$(0.65)	$(0.40)	$(0.51)
Diluted	$(0.09)	$(0.65)	$(0.40)	$(0.51)

For the periods presented, the Company excluded 1.3 million shares of issued common stock subject to vesting and 14.2 million shares of common stock issuable upon conversion of the Company’s warrants as the effect was anti-dilutive.

 13. Equity Compensation Plans

InnoHold Incentive Units

The following table summarizes the total incentive unit activity granted by InnoHold and benefiting the Company for the nine months ended September 30, 2018 (in thousands):

Incentive
Units
Incentive units outstanding as of January 1, 2018	8,617
Cancelled	(8,617)
Granted	10
Exercised	—
Forfeited	(3)
Incentive units outstanding as of September 30, 2018	7

Incentive units vested at September 30, 2018	5

In January 2017 pursuant to the 2016 Equity Incentive Plan that authorized the issuance of 12.0 million incentive units, the Company granted 11.3 million incentive units to Purple Team, LLC, an entity for the benefit of certain employees, which vest over four years (with 25% vesting after the first year and monthly vesting thereafter for the following 36 months) from the first of the month after their respective date of hire or January 1, 2016, whichever is later. These incentive units were non-voting and the unit holders only participate in potential liquidating distributions after a future majority sale of the Company. Incentive unit holders were only eligible to participate after the distribution threshold of approximately $135.0 million was met. The majority sale and $135.0 million threshold were considered performance conditions of the incentive units. As of December 31, 2017, the Company had not recorded any costs related to the incentive units, as the achievement of the performance conditions was not yet deemed probable.

In conjunction with the Closing, the incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met, which is considered a performance condition. Under the terms of the new incentive units, holders may participate in tax and discretionary distributions once the remaining threshold is met. As of September 30, 2018, the remaining threshold is approximately $96.6 million. As of September 30, 2018, the Company has not recorded any expenses related to the incentive units, as the achievement of the performance condition was not yet deemed probable.

2017 Equity Incentive Plan

On April 10, 2018, the Company filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”). In May 2018, immediately vested stock awards of $0.3 million were issued under the 2017 Incentive Plan to members of the Company’s board of directors for services performed. As of September 30, 2018, approximately 4.1 million shares remained available under the 2017 Incentive Plan.

14. Subsequent Events

On October 1, 2018, Joseph B. Megibow began his employment to serve as Chief Executive Officer of the Company. In connection with his employment, Mr. Megibow received an equity inducement grant outside of the Company’s 2017 Equity Incentive Plan, of stock options to purchase 0.5 million shares of the Company’s Class A common stock. The options have an exercise price of $5.95 per share, vest over a four-year period and expire five years from the date of issuance.

On October 1, 2018, the Company granted to Mark A. Watkins, Chief Financial Officer, nonqualified stock options to purchase 0.3 million shares of the Company’s Class A common stock. The options have an exercise price of $5.95 per share, vest over a four-year period and expire five years from the date of issuance. On November 6, 2018 the Company granted Mr. Watkins additional options to purchase 0.07 million shares of the Company’s Class A common stock. The options have an exercise price of $6.08 per share, vest over a four-year period and expire five years from the date of issuance.

On October 2, 2018, the Company received an additional $0.4 million in cash from InnoHold pursuant to a final closing reconciliation of the Transaction.

On October 5, 2018 (the “Petition Date”), Mattress Firm, Inc. (“Mattress Firm”) and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions for bankruptcy pursuant to chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  As of the Petition Date, according to the Debtors’ chapter 11 petition, the Company held an unsecured claim against the Debtors in the amount of $3.5 million.  Also on October 5, 2018, the Debtors filed a Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”).  The Plan proposes that holders of general unsecured claims will be paid in full, in cash either in the ordinary course of business or upon the date that Plan becomes effective.  Finally, the Debtors have filed a motion and obtained interim Bankruptcy Court authorization (and they are seeking final authorization) to pay undisputed prepetition claims for goods and services related to their operations in the ordinary course of business, subject to certain conditions (the “Pay All Motion”).  The Company is working with counsel to confirm its treatment under the Plan, confirm its eligibility under the Pay All Motion, and otherwise protect its rights throughout the Debtors’ bankruptcy process. As of the date of this filing, the debtors have paid the amount of the unsecured claim filed in the bankruptcy petition.

On November 9, 2018, Purple LLC and EdiZONE executed a Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”). On November 1, 2017, Purple LLC and EdiZONE executed the Confidential Assignment and License Back Agreement (the “Prior License Agreement”), pursuant to which EdiZONE assigned substantially all of its intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE such intellectual property for use outside the consumer comfort and cushioning field of use reserved by Purple LLC. EdiZONE also agreed to notify Purple LLC of any breach of a third-party license agreement relating to consumer comfort intellectual property or consumer comfort products and Purple LLC reserved the right to enforce EdiZONE’s rights with respect to such violations, provided that Purple LLC agreed to pay the costs of such enforcement and to indemnify EdiZONE for any losses arising therefrom. EdiZONE further agreed not to extend such third-party licenses or waive any such violations, or to settle any claim with respect thereto, without Purple LLC’s consent. In addition, EdiZONE also agreed to not sell or transfer any of its assets or assign any intellectual property or licenses relating to certain consumer comfort products and related intellectual property without Purple LLC’s consent. EdiZONE previously granted third-party licenses in the consumer comfort and cushioning field of use, and the Prior License Agreement allowed EdiZONE to maintain these existing license agreements.  On March 14, 2018 Purple LLC and EdiZONE further amended and restated the Prior License Agreement to correct some inconsistencies in the Prior License Agreement.  On November 9, 2018, Purple LLC and EdiZONE executed the Revised License Agreement, pursuant to which EdiZONE continues to assign all of its comfort and cushioning intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE certain intellectual property for use limited to certain license agreements EdiZONE had entered into with third parties. The Revised License Agreement clarifies the scope of the intellectual property assigned to Purple LLC and the subset of such intellectual property licensed back to EdiZONE by limiting EdiZONE’s license to only those uses that will enable EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. The Revised License Agreement also eliminates the license back to EdiZONE of intellectual property for uses unrelated to the existing contracts. The Revised License Agreement also modifies EdiZONE’s confidentiality obligations to be consistent with the above-described changes.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report, in our quarterly reports on Form 10-Q filed May 15, 2018 and August 9, 2018, and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018.

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

Operating Results for the Three Months Ended September 30, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended September 30,
	2018	% of Net Revenues	2017	% of Net Revenues
Revenues, net	$70,806	100.0%	$56,011	100.0%
Cost of revenues	42,684	60.3	31,927	57.0
Gross profit	28,122	39.7	24,084	43.0
Operating expenses:
Marketing and sales	25,188	35.6	25,655	45.8
General and administrative	5,804	8.2	3,520	6.3
Research and development	578	0.8	356	0.6
Total operating expenses	31,570	44.6	29,531	52.7
Operating loss	(3,448)	(4.9)	(5,447)	(9.7)
Interest expense	999	1.4	4	—
Other income, net	(83)	(0.1)	(2)	(0.0)
Net loss	(4,364)	(6.2)	(5,449)	(9.7)
Net loss attributable to noncontrolling interest	(3,575)	(5.0)	—	—
Net loss attributable to Purple Innovation, Inc.	$(789)	(1.1)	$(5,449)	(9.7)

Revenue

Total net revenue increased $14.8 million, or 26%, to $70.8 million for the three months ended September 30, 2018 from $56.0 million for the three months ended September 30, 2017 due mainly to a $16.9 million increase in mattress sales partially offset by a $4.7 million decrease in sales of bases and top of bed products. The increase in mattress sales was primarily attributable to a 10% increase in direct-to-consumer revenue driven by increased efficiencies in our marketing investments and the release of our new higher-priced mattress models and a 528% increase in wholesale revenue. With our retail partners we have expanded the number of stores carrying our products, and we expect store penetration to increase in the fourth quarter of 2018.

Cost of Revenues

The cost of revenues increased $10.8 million, or 34%, to $42.7 million for the three months ended September 30, 2018 from $31.9 million for the three months ended September 30, 2017. The increase is primarily due to a $4.7 million increase in direct materials related to the increased mattress sales and a $2.6 million increase in freight costs due to third party “white-glove” delivery. The gross profit percentage decreased to 39.7% of net revenues for third quarter 2018 from 43.0% for third quarter 2017. The decrease was partially driven by increased product costs, higher freight costs, inefficiencies in our manufacturing process as we migrated to a new warehouse management system, improved quality assurance processes that have identified additional scrap, and a shift in sales mix to more sales with wholesale pricing. These decreases to gross profit were partially offset by the higher product margins from the new mattress models.

Marketing and Sales

Marketing and sales expenses decreased $0.5 million, or 2%, to $25.2 million for the three months ended September 30, 2018 from $25.7 million for the three months ended September 30, 2017. The marketing and sales expense as a percentage of net revenue decreased to 35.6% for the three months ended September 30, 2018 from 45.8% for the three months ended September 30, 2017. This decrease is due to the Company’s efforts to improve the efficiency of marketing spend for the revenue generated.

General and Administrative

General and administrative expenses increased $2.3 million, or 65%, to $5.8 million for the three months ended September 30, 2018 from $3.5 million for the three months ended September 30, 2017. The increase was primarily due to the costs incurred to support top-line growth and maintain the infrastructure to operate as a public company. Salary and wage expense increased $1.6 million as we increased headcount commensurate with a public company operating level and an increase of $0.9 million in software subscriptions as we increased system infrastructure. These increases were partially offset by decreases in professional and legal fees, insurance and other expenses totaling $0.5 million in the aggregate.

Research and Development

Research and development costs increased $0.2 million, or 62%, to $0.6 million for the three months ended September 30, 2018 from $0.4 million for the three months ended September 30, 2017. The increase is primarily due to increases in salaries and wages.

Operating loss

Operating loss was $3.4 million for the three months ended September 30, 2018, a change of $2.0 million from operating loss of $5.4 million for the three months ended September 30, 2017. The change was primarily due to higher revenues than the prior year and lower marketing spend as a percentage of net revenue in 2018, partially offset by a lower gross profit percentage.

Interest Expense

We incurred interest expense in 2018 primarily due to assumption of the Coliseum credit agreement that has an outstanding balance of $26.2 million at September 30, 2018 and accrues interest at a fixed rate of 12%. In addition, we incurred discounts and debt issuance costs related to the debt, which also amortize into interest expense as noncash interest.

Noncontrolling Interest

As a result of the Transaction in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold, as a noncontrolling interest at its ownership percentage. At September 30, 2018, this ownership percentage was approximately 82%.

Operating Results for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2018	% of Net Revenues	2017	% of Net Revenues
Revenues, net	$207,334	100.0%	$133,820	100.0%
Cost of revenues	121,575	58.6	74,726	55.8
Gross profit	85,759	41.4	59,094	44.2
Operating expenses:
Marketing and sales	77,956	37.6	53,970	40.3
General and administrative	17,870	8.6	8,473	6.3
Research and development	1,644	0.8	904	0.7
Total operating expenses	97,470	47.0	63,347	47.3
Operating loss	(11,711)	(5.6)	(4,253)	(3.2)
Interest expense	2,672	1.3	4	0.0
Other income, net	(184)	(0.1)	(2)	(0.0)
Net loss	(14,199)	(6.8)	(4,255)	(3.2)
Net loss attributable to noncontrolling interest	(10,856)	(5.2)	—	—
Net loss attributable to Purple Innovation, Inc.	$(3,343)	(1.6)	$(4,255)	(3.2)

Revenue

Total net revenue increased $73.5 million, or 55%, to $207.3 million for the nine months ended September 30, 2018 from $133.8 million for the nine months ended September 30, 2017 due mainly to a $73.3 million increase in mattress sales and a $2.0 million increase in sales of top of bed products, partially offset by a $5.1 million decrease in sales of bases. The increase in mattress sales was primarily attributable to a 41% increase in direct-to-consumer revenue driven by increased efficiencies in our marketing investments and the release of our new higher-priced mattress models and a 634% increase in wholesale revenue. With our retail partners we have expanded the number of stores carrying our products, and we expect store penetration to increase in the fourth quarter of 2018.

Cost of Revenues

The cost of revenues increased $46.8 million, or 63%, to $121.5 million for the nine months ended September 30, 2018 from $74.7 million for the nine months ended September 30, 2017. The increase is primarily due to a $21.9 million increase in direct materials related to the increased mattress sales and a $9.9 million increase in freight costs due to third party “white glove” delivery. The gross profit percentage decreased to 41.4% of net revenues through the third quarter of 2018 from 44.2% through the third quarter of 2017. The decrease was partially driven by increased product costs, higher freight costs, inefficiencies in our manufacturing process as we migrated to a new warehouse management system, improved quality assurance processes that have identified additional scrap, and a shift in sales mix to more sales with wholesale pricing. These decreases to gross profit were partially offset by the higher product margins from the new mattress models.

Marketing and Sales

Marketing and sales expenses increased $24.0 million, or 44%, to $78.0 million for the nine months ended September 30, 2018 from $54.0 million for the nine months ended September 30, 2017. The increase is primarily due to a $20.4 million increase in advertising costs, a $1.1 million increase in other marketing and sales expenses and a $2.4 million increase in marketing salaries related to an increase in the workforce. The marketing and sales expense as a percentage of net revenue decreased to 37.6% for the nine months ended September 30, 2018 from 40.3% for the nine months ended September 30, 2017. This decrease is due to the Company’s efforts to improve the efficiency of marketing spend for the revenue generated.

General and Administrative

General and administrative expenses increased $9.4 million, or 111%, to $17.9 million for the nine months ended September 30, 2018 from $8.5 million for the nine months ended September 30, 2017. The increase was primarily due to the costs incurred with completing the Transaction and costs incurred as we operate as a public company. Professional fees increased $3.7 million, primarily driven by Transaction costs. Salary and wage expense increased $3.0 million as we increased our workforce and incurred a $0.3 million charge for stock-based compensation, and $2.3 million in other expenses related primarily to software subscriptions as we increased systems infrastructure. We anticipate that our general and administrative costs, excluding Transaction costs and other one-time charges, will be consistent with the third quarter through the remainder of 2018.

Research and Development

Research and development costs increased $0.7 million, or 82%, to $1.6 million for the nine months ended September 30, 2018 from $0.9 million for the nine months ended September 30, 2017. The increase is primarily due to increases in salaries and wages.

Operating loss

Operating loss was $11.7 million for the nine months ended September 30, 2018, a change of $7.4 million from operating loss of $4.3 million for the nine months ended September 30, 2017. The change was primarily due to costs incurred to close the Transaction and inefficiencies in our manufacturing and logistics.

Interest Expense

We incurred interest expense in 2018 primarily due to assumption of the Coliseum credit agreement that has an outstanding balance of $26.2 million at September 30, 2018 and accrues interest at a fixed rate of 12%. In addition, we incurred discounts and debt issuance costs related to the debt, which also amortize into interest expense as noncash interest. We anticipate interest expense will increase slightly on a quarterly basis through the remainder of 2018.

Noncontrolling Interest

As a result of the Transaction in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold, as a noncontrolling interest at its ownership percentage. At September 30, 2018, this ownership percentage was approximately 82%. We currently anticipate this percentage to remain consistent through the remainder of 2018.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had positive working capital of $4.3 million as of September 30, 2018, and we had negative working capital of $(18.3) million as of December 31, 2017. In 2018, we increased inventory balances due to an expanded product line, growing demand for our product and stocking of new models at third-party distribution centers for “white glove” delivery service. In addition, purchases of raw materials and production were ramped up related to initial revenue forecasts for the year that have since been reduced. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $9.9 million and $5.3 million for the nine months ended September 30, 2018 and 2017. We financed these capital expenditures through cash provided by operating activities and the cash received through the Transaction. We expect our capital expenditures for our facilities and equipment to be between $10.0 million and $13.0 million in 2018.  Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

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

On February 2, 2018, we also added approximately $25.9 million in cash to our balance sheet as part of the Closing and on October 2, 2018 we received another $0.4 million in cash pursuant to a final closing reconciliation.

During the nine months ended September 30, 2017, the $0.3 million principal plus accrued interest of the related-party notes payable to InnoHold was paid and the notes were extinguished.

We believe that our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated operating expenses and our other anticipated liquidity needs for the next twelve months. In the event our cash flow from operations is less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth. On November 12, 2018, we completed a reduction in force of more than 10% of our workforce as a cost reduction effort.

If cash flow is not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. We are actively pursuing bank financing to support working capital expansion and growth initiatives. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate financing may not be available or, if available, may only be available on unfavorable terms. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our operations at current levels or growth strategies. In addition, future financings through equity investments are likely to be dilutive to our existing shareholders. Newly issued securities may include preferences or superior voting rights or be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. To meet the capital needs of our growing business, we may need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

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

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

The following summarizes our cash flows for the nine months ended September 30, 2018 and 2017 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(27,400)	$8,758
Net cash used in investing activities	(10,051)	(5,484)
Net cash (used in) provided by financing activities	41,523	(4,132)
Net increase (decrease) in cash	4,072	(858)
Cash, beginning of the period	3,593	4,013
Cash, end of the period	$7,665	$3,155

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Cash used in operating activities was $27.4 million for the nine months ended September 30, 2018, an increase of $36.2 million from cash provided by operating activities of $8.8 million during the nine months ended September 30, 2017. This increase in cash used in operations was due to increased operating costs as evidenced by the increase in net loss of $9.9 million. In addition, cash used to purchase inventories increased $12.0 million, which purchases were made due to an expanded product line, the growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service. The purchases of raw materials were ramped up related to initial revenue forecasts for the year that have since been reduced. We also paid down accounts payable balances resulting in a change of $12.4 million in 2018.

Cash used in investing activities was $10.1 million for the nine months ended September 30, 2018, an increase of $4.6 million from cash used in investing activities of $5.5 million during the nine months ended September 30, 2017. This increase in cash used in investing activities was primarily due to increased investment in property and equipment.

Cash provided by financing activities was $41.5 million in the nine months ended September 30, 2018, a change of $45.6 million from cash used in financing of $4.1 million during the nine months ended September 30, 2017. The increase was primarily due to $25.9 million in proceeds from the Transaction and the draw of $24.0 million of debt under the Coliseum credit agreement. These cash inflows were partially offset by the repayment of $8.0 million in principal balance on the Wells Fargo line of credit.

Critical Accounting Policies

For changes to our critical accounting policies during the nine months ended September 30, 2018, refer to Note 2—Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

Apart from a minimum purchase agreement entered into in February 2018, there were no significant changes to our contractual obligations as of September 30, 2018 from those disclosed in our Current Report on Form 8-K/A filed on March 15, 2018. Under the purchase agreement, we are required to purchase a minimum amount of mineral oil over two years. In exchange, we are offered a discount per gallon. We expect to pay approximately $14.4 million over the two-year period. As of September 30, 2018, we expect to fulfill our commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018 as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Current Report on Form 8-K/A filed March 15, 2018 and in the first and second quarters of 2018.

Material Weakness

In connection with the preparation of our financial statements for the three and nine months ended September 30, 2018, we identified errors in the amount of $1.7 million that resulted in revisions to prepaid inventory and cost of revenues over periods from January 1, 2017 through September 30, 2018, errors in the amount of $1.3 million that resulted in revisions to the three months ended June 30, 2018 inventory and cost of revenues and errors in the amount of $0.2 million that resulted in revisions to the six months ended June 30, 2018 customer prepayments, accrued sales tax and revenues. These errors relate to the material weakness in our internal controls over financial reporting relating to tracking and reconciling deposits made to overseas suppliers, valuation of certain subassembly inventory items, reconciling accounts and proper period cut-offs.

In connection with the identification of material weaknesses in our internal control over financial reporting, we are evaluating, designing and implementing controls and procedures to address these weaknesses. The measures include the hiring and contracting of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting, information technology and income taxes supplemented by external resources as necessary. To date, certain personnel have been added in each of these specific areas and additional training of existing resources is continuing to take place. We are enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively and have engaged an external accounting firm to assist with this process. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 9—Commitments and Contingencies to the condensed consolidated financial statements contained in this report and to Part II, Item 1 of our Quarterly Report on Form 10-Q filed on August 9, 2018 for certain information regarding our legal proceedings. In addition, the following legal proceedings have occurred following the date of our financial statements.

On October 5, 2018 (the “Petition Date”), Mattress Firm and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions for bankruptcy pursuant to chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  As of the Petition Date, according to the Debtors’ chapter 11 petition, Purple LLC held an unsecured claim against the Debtors in the amount of $3.5 million.  Also on October 5, 2018, the Debtors filed a Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”).  The Plan proposes that holders of general unsecured claims will be paid in full, in cash either in the ordinary course of business or upon the date that Plan becomes effective.  Finally, the Debtors have filed a motion and obtained interim Bankruptcy Court authorization (and they are seeking final authorization) to pay undisputed prepetition claims for goods and services related to their operations in the ordinary course of business, subject to certain conditions (the “Pay All Motion”).  Purple LLC is working with counsel to confirm its treatment under the Plan, confirm its eligibility under the Pay All Motion, and otherwise protect its rights throughout the Debtors’ bankruptcy process. The Debtors’ chapter 11 petition, Plan, Pay All Motion, and other documents related to their bankruptcy case are accessible at no cost at https://dm.epiq11.com/#/case/MTF/info. As of the date of this filing, the debtors have paid the amount of the unsecured claim filed in the bankruptcy petition.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2018, as amended February 14, 2018, March 15, 2018 and April 17, 2018, and our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018 and August 9, 2018.

Our expansion into new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

The vast majority of our sales are made directly to consumers through our website or certain other e-commerce platforms. We have been expanding our business into the wholesale distribution channel through a relationship with Mattress Firm, but there can be no assurance that we will continue to experience success in existing Mattress Firm locations or that anticipated new locations will be successful. Moreover, on October 5, 2018 Mattress Firm filed a Voluntary Petition for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). While Mattress Firm has assured us that our contract will not be impaired by the bankruptcy process, Mattress Firm’s Chapter 11 bankruptcy filing creates (i) uncertainty regarding the payments of amounts owed by Mattress Firm to us and (ii) the possibility that our contract with Mattress Firm could be voided by the bankruptcy court. Because Mattress Firm is important to our wholesale strategy, its bankruptcy filing may have a negative impact on our wholesale distribution.

In addition, we may not be successful in forming such relationships with any other retailers. Even if such arrangements are entered into, we may be unsuccessful in generating sales through wholesale channels. We may extend credit terms in connection with such retail relationships and such retail relationships may expose us to the risk of unpaid or late paid invoices. In addition, we may provide fixtures to retail partners that may be difficult to recover. We have limited experience in the wholesale channel, and our wholesale customers may not purchase our products in the volume we expect.

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

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses or choose to no longer do business with us. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

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

On September 18, 2018 we entered into a Master Retailer Agreement with Mattress Firm, pursuant to which Mattress Firm is permitted to sell certain of our products in its retail stores. Even with the Master Retailer Agreement, the relationship may not be profitable to us or may impose additional costs that we would not otherwise incur under our current operations. Further, maintaining this relationship may require the commitment of significant amounts of time, financial resources and management attention, and it may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business. Moreover, on October 5, 2018 Mattress Firm filed a Voluntary Petition for Relief under the Bankruptcy Code. Mattress Firm’s Chapter 11 bankruptcy filing creates (i) uncertainty regarding the payments of amounts owed by Mattress Firm to us and (ii) the possibility that the Master Retailer Agreement with Mattress Firm could be voided by the bankruptcy court. Because Mattress Firm is important to our wholesale strategy, its bankruptcy filing may have a negative impact on our wholesale distribution.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in connection with the preparation of our quarterly report for the quarter ended September 30, 2018 we discovered errors in the amount of $1.7 million that resulted in revisions to prepaid inventory and cost of revenues over periods from January 1, 2017 through June 30, 2018, errors in the amount of $1.3 million that resulted in revisions to the three months ended June 30, 2018 inventory balance and cost of revenues and errors in the amount of $0.2 million that resulted in revisions to the six months ended June 30, 2018 customer prepayments, accrued sales tax and revenues. In addition, in connection with the preparation of our annual audit for the year ended December 31, 2016, we made approximately $0.1 million and $4.3 million of post-closing net adjustments to our 2016 balance sheet and statement of operations, respectively, as a result of the material weaknesses, and in connection with our quarterly report for the quarter ended March 31, 2018, we revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million. We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our shares of Class A Stock are currently listed on NASDAQ. However, we cannot assure you that our Class A Stock will continue to be listed on NASDAQ in the future. In order to continue listing our Class A Stock on NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our Class A Stock.

Our Warrants were previously listed on NASDAQ. On March 29, 2018, we received written notice from the NASDAQ staff stating that the staff has determined that we have not demonstrated that we meet the minimum 400 round lot holder requirement for initial listing of our Warrants set forth in NASDAQ Listing Rule 5515(a)(4) following the completion of the Transaction on February 2, 2018.

The notice provided that unless we request an appeal of the staff’s determination to a NASDAQ Hearings Panel (the “Panel:”), the Warrants will be scheduled for delisting from NASDAQ and will be suspended at the opening of business on April 9, 2018, after which NASDAQ will remove the Warrants from listing and registration on NASDAQ.

We appealed the staff’s determination by submitting a timely request for a hearing, and on May 10, 2018 we presented at the hearing our request for an extension of time to come into compliance with the round lot holder requirement with respect to the Warrants. The request for a hearing stayed any suspension of trading in the Warrants on NASDAQ pending the issuance of the Panel’s decision following the hearing and the expiration of any extension granted by the panel. On May 17, 2018, the Company received a letter from the Panel informing the Company that the Panel granted the Company’s request to continue its listing of its warrants on the NASDAQ Stock Market, subject to certain conditions. First, on or before June 15, 2018, the Company was required to provide the Panel an update on the number of warrant holders. And if the Company did not at that time have 400 round lot holders, the Company must continue to provide updates to the Panel on the 15th of each month thereafter. The Company provided the required updates on or before each of June 15, July 15, August 15 and September 15, 2018 indicating that the Company did not yet have 400 round lot holders. Because the Company failed to demonstrate compliance by September 25, 2018, on September 26, 2018 the Panel issued a final delisting determination and the Company’s Warrants were delisted from NASDAQ effective September 28, 2018. The Warrants now trade over-the-counter.

The shares of our Class A Stock continue to trade on NASDAQ and are not impacted by the Panel’s final delisting determination relating to the Warrants.

If NASDAQ delists our Class A Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our Class A Stock continues to be listed on NASDAQ, our Class A Stock will be a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Disruption of operations in either of our two main manufacturing facilities, including as a result of natural disasters, could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants. Although we could produce our products at both sites, we may consolidate production of certain products at one site over the other. Therefore, the disruption of operations of either of our two main manufacturing facilities for a significant period of time, or even permanently through the loss of the lease of our Grantsville facility, may increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business.

Significant product returns could harm our business.

We allow our customers to return products, subject to our returns policies. If product returns are higher than we anticipate, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies and procedures relating to returns from time to time, and policies and methods of collecting returned products intended to reduce the number of product returns may result in customer dissatisfaction. The occurrence of any of the foregoing could have a material adverse effect on our business.

We have experienced an increase in returns above previously anticipated levels. This increase has negatively impacted our business and profitability. If we are unable to identify correctly the causes of these increased returns or to counteract those causes, we may not be able to lower returns or prevent the rate of returns from increasing, which would continue to negatively impact our business and profitability.

We operate in the highly competitive mattress, pillow and cushion industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The mattress, pillow and cushion markets are highly competitive and fragmented. We face competition from many manufacturers (including competitors that primarily manufacture and import from China), traditional brick-and-mortar retailers and online retailers, including direct-to-consumer competitors. Participants in the mattress, pillow and cushion industries compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels. The highly competitive nature of the mattress, pillow and cushion industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

A number of our significant competitors offer products that compete directly with our products. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Mattress, pillow and cushion manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Like us, many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels. Some of our established competitors have begun to offer “bed-in-a-box” products as well. In addition, retailers outside the U.S. have integrated vertically in the furniture and bedding industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

Many of our current and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, mature distribution methods, and more established relationships in the industry than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the mattress, pillow and cushion industries. We cannot be sure we will have the resources or expertise to compete successfully in the future. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins. Our current and potential competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. Our products are also typically heavier than others and some markets we wish to expand into will not support delivery of our heavy products through parcel services or other affordable home delivery services, limiting our ability to serve the market.

In addition, the barriers to entry into the retail bedding industry are relatively low. New or existing bedding retailers could enter our markets and increase the competition we face. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

Moreover, the U.S. Department of Commerce has opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. If the antidumping investigation does not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market we could continue to experience a negative impact on our planned growth and the future results of operations.

We will face different market dynamics and competition as we develop new products to expand our presence in our target markets. In some markets, our future competitors may have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to the lack of recognition of our brands, lack of customer acceptance, lack of product quality history and other factors. As a result, any new expansion efforts could be costlier and less profitable than our efforts in our existing markets. If we are not as successful as our competitors are in our target markets, our sales could decline, our margins could be impacted negatively and we could lose market share, any of which could materially harm our business.

If we are unable to effectively compete with other manufacturers and retailers of mattresses, pillows and cushions, our sales, profitability, cash flows and financial condition may be adversely impacted.

Purple LLC has licensed certain intellectual property to EdiZONE, LLC, which is owned by Terry and Tony Pearce. Terry and Tony Pearce, and EdiZONE have licensed certain cushioning technology to competitors of Purple and have granted rights in the European Union to a competitor.

Purple LLC has licensed to EdiZONE, LLC, which is an entity owned by our founders, certain intellectual property rights for use by EdiZONE outside of the consumer comfort market. This license has been amended to narrow EdiZONE’s rights, but this license still could lead to conflicts of interest. If these conflicts of interest arise and are not properly addressed, we could have disputes with our founders and our business could be harmed.

EdiZONE previously entered into licenses for comfort-related intellectual property with three different unrelated third-parties. These licenses may prohibit us from selling our existing mattresses in certain geographic areas, including the European Union. There can be no assurance that our future sales in these geographic territories, if any, will not violate these licenses or that any modified mattresses created by us to avoid violation of these licenses will be successful. In addition, if these third parties violate their licenses or infringe on intellectual property owned by Purple LLC and Purple LLC is unable to take effective action against such violating or infringing parties, we may be unable to protect against this infringement or the effects of such violations and our business could be harmed.

Purple LLC has the right to enforce its intellectual property rights at Purple LLC’s option, contingent on Purple LLC’s agreement to indemnify EdiZONE and fund the expense of such enforcement. Purple LLC may not be able to enforce its rights and may not be successful in any such efforts to enforce its intellectual property rights and this may harm our business.

Substantial and increasingly intense competition worldwide in e-commerce may harm our business.

Consumers who might purchase our products from us online have a wide variety of alternatives for purchasing competing mattresses, pillows and cushions, including traditional brick and mortar retailers (as well as the online and mobile operations of these traditional retailers), other online direct-to-consumer retailers and their related mobile offerings, online and offline classified services, online retailer platforms, such as Amazon.com, and other shopping channels, such as offline and online home shopping networks.

The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services, including products that compete directly with our products. Consumers who purchase mattresses, pillows and cushions through us have more and more alternatives, and merchants have more online channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful e-commerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among our customers, which could reduce activity on our platform and harm our profitability.

In addition, sellers in our industry are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. Consumers may not be familiar with or confused by our current web address: purple.com.

We also face increased competitive pressure as the competitive norm for, and the expected level of service from, e-commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster delivery times and more favorable return policies. Also, certain platform businesses, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer a broader variety of mattress, pillow and cushion products to consumers and retailers that we do not offer. If we are unable to change our product offerings in ways that reflect the changing demands of e-commerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels, or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

Some of our e-commerce competitors offer a significantly broader range of products and services than we do. Competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other direct-to-consumer retailers and e-commerce competitors may offer or continue to offer faster shipping, free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for us to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.

We have experienced substantial difficulties with timely and accurate delivery of products which has taken more time than anticipated to correct. We believe this is a result of internal deficiencies as well as deficiencies of our third-party white glove delivery service provider, and our efforts to correct these deficiencies is ongoing. If we are unable to correct our internal deficiencies and obtain an increased level of service from our third-party delivery vendors, we may suffer lost sales, damage to our reputation and liabilities to customers that could have a material adverse impact on our business.

Failure to achieve and maintain a high level of product quality could negatively impact our sales, profitability, cash flows and financial condition.

Our products are highly differentiated from traditional mattresses, sheets, pillows and cushions. As a result, our products may be susceptible to failures that do not exist with traditional products. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves. An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

We currently maintain FDA registrations on a select group of our cushions that are sold through third parties. These FDA registrations allow for FDA inspections and there is a risk that an FDA inspection could lead to product recall of the FDA registered cushions. The number of products is small; however, a recall can result, among other things, in lost sales, diverted resources and potential harm to our reputation and increased customer service costs, which may have a material adverse effect on our financial condition.

As a consumer innovation company with differentiated products, we face an inherent risk of exposure to product liability claims if the use of our products is alleged to have resulted in personal injury or property damage. If any of our products proves to be defective, we may be required to recall or redesign such products. Such recalls of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition.

We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

We have in some instances kept excessive amounts of raw material inventory and some finished goods inventory, which could be susceptible to shrinkage that may harm our ability to use or sell such inventory and may adversely impact our profitability.

Although we typically only keep two to four weeks of raw material inventory on hand, in some instances we have accumulated excessive amounts of raw materials inventory. We also have accumulated excessive amounts of some finished goods inventory. All such excessive inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. While we are taking efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excessive amounts of some items of raw materials and finished goods and related shrinkage that could adversely impact our cash flow, margins and profitability.

Future sales of our Class A Common Stock by our existing stockholders may cause our stock price to fall.

The market price of our Class A Common Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple stockholder to be diluted.

In connection with the Closing of the Transaction, some of our employees were granted incentive units as members of InnoHold, which holds all of the outstanding shares of Class B Common Stock of the Company. Subject to compliance with the Exchange Agreement and Lock-up Agreement, InnoHold may distribute some of its Class B Common Stock to those employees in order to cancel their incentive units, thus enabling those employees to hold equity directly in the Company. If this distribution by InnoHold occurs, those employees receiving Class B Common Stock may need to exchange, subject to the Lock-up Agreement, the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidate those shares of Class A Common Stock in order to pay taxes assessed as a result of the distribution from InnoHold. Sales of such shares of Class A Common Stock may occur during short windows of time when such employees are able to trade in the Company’s securities without violating the Company’s insider trading policy, and such consolidated trading in such short windows of time could result in downward pressure on the price of our Class A Common Stock.

ITEM 5.	OTHER INFORMATION

On November 1, 2017, Purple LLC and EdiZONE executed the Confidential Assignment and License Back Agreement (the “Prior License Agreement”), pursuant to which EdiZONE assigned substantially all of its intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE such intellectual property for use outside the consumer comfort and cushioning field of use reserved by Purple LLC. EdiZONE also agreed to notify Purple LLC of any breach of a third-party license agreement relating to consumer comfort intellectual property or consumer comfort products and Purple LLC reserved the right to enforce EdiZONE’s rights with respect to such violations, provided that Purple LLC agreed to pay the costs of such enforcement and to indemnify EdiZONE for any losses arising therefrom. EdiZONE further agreed not to extend such third-party licenses or waive any such violations, or to settle any claim with respect thereto, without Purple LLC’s consent. In addition, EdiZONE also agreed to not sell or transfer any of its assets or assign any intellectual property or licenses relating to certain consumer comfort products and related intellectual property without Purple LLC’s consent. EdiZONE previously granted third-party licenses in the consumer comfort and cushioning field of use, and the Prior License Agreement allowed EdiZONE to maintain these existing license agreements.  On March 14, 2018Purple LLC and EdiZONE further amended and restated the Prior License Agreement to correct some inconsistencies in the Prior License Agreement.

On November 9, 2018, Purple LLC and EdiZONE executed a Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”), pursuant to which EdiZONE continues to assign all of its comfort and cushioning intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE certain intellectual property for use limited to certain license agreements EdiZONE had entered into with third parties. The Revised License Agreement clarifies the scope of the intellectual property assigned to Purple LLC and the subset of such intellectual property licensed back to EdiZONE by limiting EdiZONE’s license to only those uses that will enable EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. The Revised License Agreement also eliminates the license back to EdiZONE of intellectual property for uses unrelated to the existing contracts. The Revised License Agreement also modifies EdiZONE’s confidentiality obligations to be consistent with the above-described changes.

ITEM 6.	EXHIBITS

Number	Description
10.1	Employment agreement with the Company and Joseph B. Megibow. (1)

10.2	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE.*

31.1	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Mark A. Watkins, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	November 14, 2018	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	By:	/s/ Mark A. Watkins
Mark A. Watkins
Chief Financial Officer
(Principal Financial and Accounting Officer)