Form 10-K
period 2018-12-31
Purple Innovation, Inc.
filed 2019-03-14
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 EAST 200 NORTH ALPINE, UTAH	84004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 756-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	OTC PINK

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2018, as reported on the NASDAQ Capital Market, was $33.7 million.

As of March 14, 2019, there were 9,730,636 shares of Class A common stock, par value $0.0001 per share, and 44,071,318 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc acts as the sole managing member and of whose common units we currently own approximately 18%. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the Closing (as defined herein), and the “Purple Business” or “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein).

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple Innovation, Inc. (the “Company” or “Purple”). Specifically, forward-looking statements may include statements relating to the future financial performance of the Company, changes in the markets in which Purple competes, expansion plans and opportunities; expansion of the DTC market, our expectation of opening our own retail stores, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

 ii

The forward-looking statements contained in this report are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

 iii

PART I

Item 1. Business

Introduction

We are a leading comfort innovation company with a vision to design and manufacture consumer products to improve how people live. We offer a range of mattress, bedding and cushioning products. Our products are the result of over 20 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our Hyper-Elastic Polymer® technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We sell our products through a direct-to-consumer (“DTC”) distribution model as well as through wholesale partners.

The foundation of our business is core competencies in design, development and manufacturing, with decades of accumulated knowledge that enables us to create all aspects of our innovative products, including the fundamental comfort technologies as well as the machines and processes necessary to bring them to market. We have vertically integrated our operations to include research and development, marketing and manufacturing, resulting in an ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format Hyper-Elastic Polymer® molding (required to make our mattresses), we designed and produced our own manufacturing equipment including our proprietary and patented Mattress Max™ machinery. Our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized technologies and outsourced manufacturing.

We have not only developed transformative products and technologies, but also a brand that has high customer engagement and avid online advocates. We have an experienced digital marketing team that has generated digital marketing content that enables efficient customer acquisition and builds brand affinity. Our digital marketing strategy enables us to market our full product suite to customers and drive frequent interactions online.

We have been able to capitalize on the DTC macro trend that is transforming the bedding industry. In addition to our DTC channel, we have developed multiple wholesale relationships with established vendors such as Mattress Firm, Macy’s, Bed Bath & Beyond, Furniture Row and Samsclub.com. We believe that our distinctly differentiated products, marketing strategies, manufacturing capabilities, unique branding and proprietary technologies position us to continue to drive Purple’s growth in comfort products. During the year ended December 31, 2018, our DTC sales channel accounted for 85% of our revenue and wholesale accounted for 15% of revenue, while sales of mattresses accounted for 83% of our revenue and other products accounted for 17%. As of December 31, 2018, we had a backlog of approximately $7.5 million.

Industry and Competition

Our portfolio of comfort technology products are intended to improve how people spend much of their day whether they are sleeping or sitting and our addressable market is comprised of these categories.

Sleep Category

The sleep category encompasses a variety of products including mattresses, foundations, sheets, mattress protectors, blankets and pillows. Meaningful innovation in sleep products has been infrequent and limited over the last 150 years. The first coil spring mattress was introduced in the 1860s and it continues to remain one of the most widely adopted technologies. Over 100 years after the creation of the coil spring mattress, the memory foam-based mattress was launched in 1992. Latex, water and air mattresses also emerged during the latter part of the 20th century. Our Hyper-Elastic Polymer® technology represents a meaningful pressure relieving innovation in the mattress industry and we believe is positioned to gain significant consideration and adoption.

The market for bedding products is large, growing and undergoing fundamental transformations on account of digital marketing and DTC distribution. The U.S. mattress industry is predominantly comprised of vendors that rely on retail distribution as well as a growing number of DTC retailers. The traditional market, led by Tempur-Sealy and Serta Simmons, comprises the vast majority of the market. Products in this industry include mattresses, mattress foundations, pillows, mattress protectors, sheets and other bedding accessories. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam. Pillows are typically manufactured using polyurethane foam, memory foam, feathers, buckwheat, latex or polyester fiber.

Over the past several years, growth of the DTC market exceeded that of the broader industry. DTC retailers are typically characterized by e-commerce distribution channels, more affordable pricing, free shipping and returns and limited product offerings. DTC retailers typically use foam cushioning parts that are assembled into a mattress and compressed into a box for distribution. The DTC market is highly fragmented, highly competitive and rapidly evolving. DTC competitors include, but are not limited to Casper, Leesa, Tuft & Needle, Saatva and Nectar.

Traditional brick-and-mortar retailers remain a significant part of the market for bedding products. This part of the retail market also is highly fragmented and competitive. The leading brick-and-mortar retailers in the United States and Canada are, respectively, Mattress Firm and Sleep Country Canada. These national retailers compete with regional and smaller retailers and retail channels such as furniture and department stores.

Across these channels, some key factors that impact competition in our industry include product features, reliable logistics, marketing efficiency, brand recognition and reputation, expertise of sales and after-market support, pace of innovation and product roadmap, price of products and services, and financial stability and ability to invest in innovation.

Sit Category

Our sit category consists of seating cushions that can be purchased independent of furniture. To the best of our knowledge, there are no independent market analyses that define the size and growth of this category. It is important to note that there is a significantly larger market for cushioning technology embedded within furniture including chairs and sofas as well as seats found in transportation and other categories requiring seating solutions. We believe this is a substantial market opportunity that we could pursue with either branded product offerings or through partnerships to embed our technology.

Operating Strengths

●	Multi-category portfolio of differentiated products that improve how people sleep and sit — We design and manufacture a range of comfort technology products, including mattresses, pillows and cushions using our patented Hyper-Elastic Polymer® technology designed to improve comfort. We also offer sheets, mattress protectors, foundations and other proprietary products that are designed to improve the function and comfort of our mattresses. Our extensive product portfolio provides multiple entry points for customers to first experience our products and to continue to engage with our brand over time.

●	History of innovation that produced new comfort technology — Our founding team has a twenty-five-year history of developing innovative comfort technology products, including the invention of our proprietary and patented Hyper-Elastic Polymer® technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the mattress industry since the introduction of memory foam in the 1990s. The unique properties of the Hyper-Elastic Polymer® material provide support and cushioning to accommodate the varying needs of each region of the body. The result is a mattress that provides pressure relief and firm support. Further, the material is temperature neutral, contributing to optimal rest conditions. The Hyper-Elastic Polymer® technology has numerous applications beyond mattress products including seat cushions and pillows. The development of the Hyper-Elastic Polymer® technology is only one of numerous innovations we have achieved to produce a range of unique and effective comfort products across the sleep and sit categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage — The combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers of imitation. We own or have the exclusive right to use over 100 granted or pending patents that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has decades of experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. These capabilities are essential to produce our products efficiently and at scale.

●	Memorable brand and excellent marketing capabilities — We have developed a brand that resonates with consumers. Our digital marketing strategy has achieved a level of social media engagement that few competitors can match, including videos that have been seen more than 1 billion times across Facebook and YouTube. Our brand transcends simple awareness of individual products and we have successfully marketed our full suite of products to customers using a DTC strategy. We utilize online marketing along with a combination of print, television and radio marketing strategies to create brand and product awareness.

●	Vertical integration enables nimble design, development and execution — We design and develop our cushioning products in-house and we have extensive research and development capabilities led by a team of engineers, designers and marketing specialists. The ability to develop and test products in this manner enables us to not only rapidly prototype and deploy new ideas, but also to design and develop manufacturing equipment and processes. Accordingly, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

●

Direct-to-consumer distribution model changing a mature market — We are a leader in the DTC category of the bedding market and are helping to drive its accelerated growth compared to the traditional retail bedding industry.

●	Traditional wholesale model remains significant – We are also leading the way in multi-channel distribution by expanding into more brick-and-mortar stores, allowing more of our targeted customers to feel and experience our products before making a purchase.

Growth Opportunities

●	Further direct-to-consumer growth and penetration — We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capacities to continue to attract new customers via our DTC channel. Continued successful execution within the DTC channel represents a significant growth opportunity.

●	Expanded multi-channel distribution and retail relationships — Expanding retail distribution of our products via new and existing arrangements represents an opportunity to tap into the large brick-and-mortar category of the cushioning markets. We currently sell our products through numerous wholesale partners including Mattress Firm, Macy’s, Furniture Row, and Bed Bath and Beyond. We are also in discussions with multiple new potential partners to expand our wholesale distribution capabilities. We also anticipate exploring opportunities to open Company-owned brick-and-mortar stores.

●	Existing product innovation — We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. This vertical integration enables us to continuously refine our existing products and manufacturing processes, as well as to introduce new offerings, with the potential to attract new customers and drive repeat sales.

●	New product launches — We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings.

●	International expansion — We believe there is a substantial opportunity for international expansion and we expect to find new opportunities as we expand into various foreign markets. We anticipate entering Canada during 2019 via both DTC and Wholesale channels and we plan to expand in other foreign markets in the future as well. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will enable us to enter new markets.

Our Products

Our current product portfolio is as follows:

●	Mattress — The roots of The Purple® Bed began in 1998 with the founders recognizing the unique benefits of Hyper-Elastic Polymer® in creating a sleep solution that is breathable to help regulate body temperature and soft enough to cradle pressure points while also providing support. The founders also realized that the ability to effectively mold a king-size bed had many challenges. After 17 years of development, which included several years of owning and operating a specialty mattress chain, our founders and their team developed machines and specialized processes that could produce up to a king-size bed at a price for the mass market. Our Hyper-Elastic Polymer® material is manufactured with non-toxic, food-contact-grade ingredients that third-party testing has shown are free from carcinogenic chemicals. We back up the quality and durability of our mattress with a 100-night comfort guarantee and a 10-year warranty.

●	We currently sell four distinct models of mattresses, which simultaneously provide support and cushioning, leveraging our unique Hyper-Elastic Polymer® material with collapsible columns. The result is a bed that relaxes under pressure while providing firm support. Competing mattresses are typically uniform in the level of firmness throughout the mattress and are varying degrees of soft or firm. This tradeoff is problematic as regions of the body such as the head, feet, hips and shoulders require different levels of support. Our mattresses are also temperature neutral, which is an advantage as temperature regulation is a key component of achieving optimal sleeping conditions.

●	Pillows — We sell a pillow that utilizes the Hyper-Elastic Polymer® in a head-specific triangular Smart Comfort GridTM to protect against breaking down or losing shape. We believe our pillow is unique, with no other product in the market like it in appearance, design or comfort. The pillow is designed to relax under pressure without losing support. We also sell more traditional pillows with other unique features that enable adjustment of the pillow for comfort. We back up the quality and durability of our pillows with a 100-night comfort guarantee and a one year warranty.

●	Sheets — Our sheets and pillow cases are designed to maximize the functionality of the Hyper-Elastic Polymer® material in our mattresses and pillows. They are bamboo-based Viscose, stretchy and breathable. Recognizing that conventional sheets are often too taut to allow a mattress to correctly conform and adapt, we developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress).

●	Mattress Protector — Like our sheets, our mattress protector is designed to optimize the functionality of the Hyper-Elastic Polymer® material in our mattress. Our mattress protector is stretchy, breathable, protective against liquids and stain resistant.

●	Platform Base — Our platform base is designed for standard beds without box springs and fits all current Purple® bed sizes. Constructed from lightweight steel, our Purple™ platform is more hygienic compared to box-spring foundations and also does not squeak with motion. The platform also provides optimal support and prevents the mattress from sagging. We have strength-tested this platform at 4,800 pounds (uniform load).

●	Adjustable Foundation — Our Purple™ PowerBase complements our mattresses by adding electrically powered functions, such as adjustable positions, massagers with five different settings, under bed lighting and an app for smartphone control.

●	Seat Cushions — Our founders invented their first version of a seat cushion nearly two decades ago to solve the extreme use case of people in wheelchairs suffering from compression sores (decubitus ulcers). These exacting requirements, coupled with the unique demands of the medical equipment marketplace, such as lighter weight, safety, incontinence protection, sterility, non-toxicity and durability, became foundational to our unique product differentiation. The evolution of our portfolio of seat cushions has resulted from seven years of in-house manufacturing experience including development of proprietary machines and trade secrets. The cushions utilize Hyper-Elastic Polymer® material in our Smart Comfort Grid™ design to provide a comfortable seating experience and are designed to maximize airflow and maintain the neutral temperature of the seat. The Smart Comfort Grid™ allows our seat cushions to relax under pressure, providing pressure-releasing comfort. Our seat cushions include seven consumer models plus variants for the medical industry.

Technology

Technology is key to our unique position within the comfort industry. With our proprietary Hyper-Elastic Polymer® we have introduced the first major innovation to the mattress category in decades. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam. These technologies have existed for decades and are undifferentiated from competitors within their product type.

Proprietary Technologies

The Purple team, through their scientific journey to get to the root causes of pressure sores, designed the Hyper-Elastic Polymer® material and other proprietary comfort technologies in order to improve the lives of millions of people. Each different cushioning product line requires unique molding techniques.

Our Hyper-Elastic Polymer® material is non-toxic and hypoallergenic, making it safe to use. Our Hyper-Elastic Polymer® material is durable and does not develop body impressions (compression set) from use over time. It is elastic and can stretch up to 15 times its original size and return without losing its shape. It sleeps and sits temperature neutral and has good ventilation to inhibit moisture build-up.

Proprietary Machinery

Internally designed, developed and built, our Mattress Max™ machines are the only machines able to mold our Hyper-Elastic Polymer® material into king-sized mattresses at scale and priced for mass adoption. We have modified our molding machines to manufacture other products containing Hyper-Elastic Polymer® such as pillows and seat cushions. The process of molding our Hyper-Elastic Polymer® material using our Mattress Max™ machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have a machine shop with mechanics and engineers at each of our factories to maintain these machines and our other equipment. Further, we have extensive fabrication capabilities, which enables us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our machinery based on real-time insights gained from our vertically integrated operations.

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on attracting, acquiring and retaining customers, primarily through digital campaigns and use online advertising as our main form of communication. Our campaigns are unique and memorable featuring product demonstrations that have been able to harness viral efficiencies associated with social media. As a result, we have created a brand with a loyal audience that frequently interacts with our content. This enables us to increase interaction with customers throughout replacement cycles as well as drive additional product sales across our portfolio of offerings. The success we have achieved through these social marketing campaigns has been key in our branding and awareness. Our digital marketing team has expertise across a broad range of marketing capabilities including audience segmentation, communication and targeting. We also utilize television, radio and print to create brand and product awareness.

We actively pursue business relationships that extend our brand reach. For example, Purple has leveraged co-branding opportunities with Disney-Pixar on multiple occasions and with well-known internet personalities. We believe these types of brand associations will further extend our brand reach.

Our Sales Channels

The majority of our sales have been through our DTC e-commerce platform; however, our wholesale channel has been growing rapidly. We have relationships with a growing number of brick-and-mortar retailers and are expanding our national footprint of retail partners that sell our products.

Direct-to-Consumer Channel

E-commerce is our primary distribution channel. We have benefitted from the rapid growth of the DTC mattress industry in addition to our differentiated product offering and unique marketing campaigns. We expect the DTC mattress industry to continue to grow as consumer confidence in online shopping increases. We sell directly to consumers through our website, purple.com. We help customers easily engage in relevant content, research our solutions, transact online and find support. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe that our 100-night trial along with free shipping and free returns provides confidence to consumers to buy a mattress before trying.

Wholesale Channel

We sell our assortment of products through brick-and-mortar wholesale partners. We began selling seat cushions to wholesale partners in 2010 and began selling mattresses and bedding products through our largest wholesale partner, Mattress Firm, in November 2017. We have expanded the number of retail doors where our mattresses and bedding products are sold throughout 2018, and now sell mattresses through Mattress Firm, Furniture Row, Macy’s, Samsclub.com, and Bed Bath and Beyond. We anticipate continuing to expand our national footprint of brick-and-mortar wholesale partners that sell our products such that our consumers will be within a reasonable distance to drive if they desire to experience one of our mattresses before purchasing.

Medical Industry Sales

We sell a line of seat cushions through a global network of medical device distributors. At this time, one of our cushion models is a registered medical device in the U.S. and the other models are sold as comfort cushions or for wound risk mitigation rather than as medical devices. We do not deal directly with insurance or Medicare and do not expect to in the future. While medical channels do not yet represent a significant percentage of our sales, we believe there is opportunity for growth.

Company-Owned Stores

We operate one retail store at our Alpine, Utah facility where consumers can experience and purchase our products and expect this store to remain in operation for the foreseeable future. Also, we anticipate exploring opportunities to open our own Company retail stores in strategic locations in 2019.

Operations

Factories, Supply Chain and Manufacturing

We operate factories in Alpine, Utah and Grantsville, Utah, which manufacture and distribute Purple® products. These factories have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility and approximately 93,000 square-feet at our Alpine, Utah facility comprised of two buildings. We believe that these facilities will provide ample room to accommodate our future growth and expansion plans. At these factories we manufacture our proprietary Hyper-Elastic Polymer® material used in our mattress, pillow and seat cushion products. We assemble, package and ship our products from these facilities.

We outsource and resell other products, including power bases, platform bases, sheets, mattress protectors, and blankets.

We have relationships with, or have identified, multiple suppliers for our outsourced products and components. These suppliers may be freely interchanged in order to maintain quality, cost and delivery expectations.

Employees

Our most valuable asset is our people and their learned institutional knowledge. As of December 31, 2018, we had approximately 620 employees engaged in manufacturing, research and development, and general corporate functions. Our current employee population works primarily within our two Utah facilities. We regularly engage labor contracting agencies and independent contractors to accelerate our progress and provide support across various functions within our organization. We have no collective bargaining agreements with our employees.

Environmental and Governmental Regulation

We are subject to numerous federal, state, local and foreign consumer protection and other laws regulating the bedding industry. These regulations vary among the states and countries in which we do and intend to do business. In the U.S., we are subject to regulations promulgated by the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration and other federal agencies that have authority to regulate our operations. Included in these regulations are laws restricting the generation, emission, treatment, storage and disposal of materials, substances and waste. We are subject to the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. Our mattress products are also subject to fire-retardant standards developed by the State of California, U.S. Consumer Product Safety Commission and other jurisdictions where we sell these products.

As a retailer of bedding and cushioning products, we are also subject to laws and regulations applicable to retailers generally, including those regulations governing the marketing and sale of our products and the operation of our e-commerce activities. We are also subject to import and export laws to the extent our products and their component parts cross international boundaries. Many of these regulations are consumer-focused and pertain to safety, truth-in-advertising, promotional offers, privacy, “do not call/mail” requirements, warranty disclosure, delivery timing requirements and similar requirements.

It is our policy and practice to comply with all applicable U.S. and foreign laws. We have made and will continue to make capital and other expenditures necessary to comply with these laws. These expenditures have been immaterial to our financial results. We have not suffered a material adverse effect from non-compliance with federal, state, local or foreign legislation, but there can be no assurance that material costs or liabilities will not be incurred in connection with such legislation in the future.

Research and Development

Our research and development team is focused on developing new comfort technologies, manufacturing machines and improving production processes, as well as developing products. We have an extensive history of innovation that is core to our culture and key to our continued success. Our innovations have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products to improve how people live. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we are able to integrate these insights into our manufacturing process, products and equipment.

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various U.S. and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, in particular with respect to our Hyper-Elastic Polymer® cushioning material and our Mattress Max™ machine.

We own or have the exclusive right to use over 100 granted or pending U.S. and foreign patents on inventions and designs pertaining to our machines, processes, mattresses, pillows, seat cushions, packaging techniques and other related existing and future products. Our issued U.S. patents that are significant to our operations are expected to expire at various dates up to 2034.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure® and Hyper-Elastic Polymer® (for plasticized elastomeric gel and certain types of products). Applications are pending for registration of some of the trademarks for additional classes of goods. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Canada, China, Europe, Japan and Korea. Certain international trademark applications reside with EdiZONE, LLC, which is an entity owned by our founders, and are licensed to Purple, LLC while the trademark registration applications remain pending. When registered, those trademarks will be assigned to us.

We also have a number of common law trademarks, including Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, EquaGel Adjustable™, and Smart Comfort Grid™.

In addition, we maintain copyrights to past and present versions of purple.com, onpurple.com, equapressure.com, wondergel.com, marketing content, blogs, logos, graphics, videos and other marketing and promotional materials promoting our products.

We protect and enforce our intellectual property rights, including through litigation as necessary.

Our History

Tony and Terry Pearce have over a twenty-five year history of developing innovative comfort technologies, machines and products. In 1989, the Pearce brothers created a partnership to develop high-tech carbon fiber sporting goods and wheelchairs. In the course of developing and testing wheelchair products, it was clear to the founding team that the core issue of wheelchair comfort could only be solved if the extreme case of compression sores was solved. This led them on a scientific journey to discover the root causes of pressure sores and how to mitigate this condition.

In 2010, our founders launched what has become our current vertically integrated company. The first products sold were seat cushions. In 2013 we attempted to develop a king-size mattress using our improved Hyper-Elastic Polymer® material. The principal setback in developing king-size mattresses was that the entire surface of the mattress could not be covered using a single piece of Hyper-Elastic Polymer® material. Over the years and with substantial investment the team overcame this obstacle by creating the proprietary Mattress Max™ machine. We began selling our Purple brand of mattresses with a small test in late 2015 and at scale beginning in January 2016. Purple Innovation, LLC, based in Alpine, Utah, was organized as a Delaware limited liability company on May 26, 2010 under the name WonderGel, LLC. We changed our name to Purple Innovation, LLC on January 27, 2017.

On February 2, 2018, we consummated a reverse recapitalization (the “Business Combination”) pursuant to which we acquired a portion of the equity of Purple LLC. The Business Combination was accounted for as a reverse recapitalization because the former owners of Purple LLC have control over the combined company through their 82% ownership of the common stock of the Company. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company.

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

We may not be able to adequately address these risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Related to Our Business

We may experience significant fluctuations in our operating results and growth rate, which could adversely affect our performance and financial results.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for our products, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer confidence or preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

In addition, we rely on estimates and forecasts of our expenses and revenues to inform our business strategies, and our past estimates and forecasts have not been accurate. The rapidly evolving nature of the direct-to-consumer mattress industry and our business make forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower than expected sales or higher than expected expenses.

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE, LLC;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring and expeditiously training engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events; and

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events.

We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We are a rapidly growing business with a short operating history. Our relatively short operating history makes it difficult to assess our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, enhancing our products and services and developing new products and services.

For the years ended December 31, 2018 and 2017, we incurred losses of $19.6 million and $8.8 million and had negative working capital of $0.9 million and $18.3 million, respectively. We experienced negative operating cash flow of $21.7 million for the year ended December 31, 2018 and as of December 31, 2018 our accumulated deficit was $4.3 million. We need positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

You should consider our business and prospects in light of the risks and difficulties we may encounter, as described above and elsewhere in this “Risk Factors” section. If we fail to address the risks and difficulties that we face, our business and operating results will be adversely affected.

The growth of our business places significant strain on our resources and if we are unable to manage our growth we may not have profitable operations or sufficient capital resources.

We are rapidly and significantly expanding our operations, including increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity and our wholesale channel expansion. Our planned growth includes increasing our manufacturing capacity, developing and introducing new products and developing new and broader distribution channels, including wholesale, and extending our global reach to other countries in the long-term. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

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

We will need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity, (ii) increasing our direct-to-consumer sales; (iii) expanding our wholesale distribution channel, particularly for our mattress products; (iv) expanding our global sales; and (v) engaging global partners to improve distribution efficiencies and cost savings.

We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we received on February 26, 2019 and may have access to under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), by and among Purple LLC, Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC-Series A (“Blackwell”), Coliseum Co-Invest Debt Fund, L.P. (“CDF” and, together with CCP and Blackwell, the “Lenders”), will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Our ability to obtain other capital resources and sources of liquidity may not be sufficient to support future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

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

The Company’s 2017 financial statements were audited in connection with the Business Combination. As a result of this audit and in anticipation of becoming a public company, the Company implemented many accounting policies. The Company may determine in the future that these policies are not effective or appropriate for the Company. Moreover, the Company may determine that the assumptions it has relied on in preparing its financial statements are not appropriate. These determinations could lead to significant changes in the accounting policies of and assumptions used by the Company in the future, which could negatively impact your investment.

For example, during 2018, the Company identified immaterial errors that caused an overstatement in 2017 of previously reported net inventory and prepaid inventory. The error in net inventory related primarily to a process deficiency in the physical inventory count and reconciliation process that resulted in an overstatement of certain inventory items. The error in prepaid inventory related to the process deficiency in the tracking and reconciling of deposits made to overseas suppliers for inventory orders. The correction of these errors reduced net inventory and prepaid inventory by $2.5 million and $0.9 million, respectively, as of December 31, 2017 and increased cost of revenues in an amount of $3.4 million for the year ended December 31, 2017. The errors had no impact on net cash provided by operating activities. It is possible that additional errors could be identified as we continue to improve our controls and processes.

Our future growth and profitability depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

As described in greater detail below, the mattress, pillow and cushion industries are highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line and related accessory products.

We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected, and our business may be harmed.

A significant portion of our gross profit comes from our mattress products. If we are unable to develop new models of our mattress products or successfully market and sell new mattress models, our profitability may be adversely affected, and our business may be harmed.

Our expansion into new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

The vast majority of our sales are made directly to consumers through our website or certain other e-commerce platforms. We have been expanding our business into the wholesale distribution channel through a relationship with our wholesale partners but there can be no assurance that we will continue to experience success with our wholesale partners or that anticipated new retail locations will be successful.

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

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our direct-to-consumer model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

We may be unsuccessful in opening any of our own Company retail stores beyond the current store we currently have in Alpine, Utah. We have limited experience in opening stores and operating our own brick-and-mortar retail business. Operating our own physical stores includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our direct-to-consumer platform, wholesale distribution channel and possible future Company-owned stores may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days.

New products may come with the same warranty and return risks as mentioned above. New product offerings or expansion into new market channels or geographic regions may subject us to new or additional regulation, which would impose potentially significant compliance and distribution costs.

Our future growth and profitability depend upon the strength of our Purple brand and the effectiveness and efficiency of our marketing programs and our ability to attract and retain customers.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages and new marketing channels, as consumer preferences and competition change, and in achieving efficiency in our advertising expenditures.

We depend heavily on internet-based advertising to market our products through internet-based media and e-commerce platforms. If we are unable to continue utilizing such platforms, if those media and platforms diminish in importance or size, or if we are unable to direct our advertising to our target consumer groups, our advertising efforts may be ineffective, and our business could be adversely affected. The costs of advertising through these platforms have increased significantly, which has resulted in decreased efficiency in the use of our advertising expenditures, and we expect these costs may continue to increase in the future.

We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, current or future relationships or agreements may fail to produce the sales that we anticipate.

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

In the past, we have been the target of publications by purported consumer reviewers who claim to have identified health and safety concerns with our products. While we believe such claims to be baseless, refuting such claims requires us to expend significant resources to educate current and potential customers on the safety of our products. Even if we are able to broadly disseminate factual information to refute such claims and reinforce the safety of our products, such claims and attendant adverse publicity could persist and damage our reputation and brand value and result in lower sales.

The number of third-party review websites is increasing, and such reviews are becoming increasingly influential with consumers. Negative reviews from such sources may receive widespread attention from consumers, which could damage our reputation and brand value and result in lower sales. If we are unable to effectively manage relationships with such reviewers to promote accurate reviews of our products, reviewers may decline to review our products or may post reviews with misleading information, which could damage our reputation and make it more difficult for us to improve our brand value.

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

Our future growth and profitability depend, in part, upon our ability to achieve and maintain sufficient production capacity to meet customer demands.

We manufacture our mattresses using our proprietary and patented Mattress Max™ machinery to make our Hyper-Elastic Polymer® cushioning material. Because of the unique features of our Mattress Max machines, new machines are not readily available and must be constructed. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities. But if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, or if our existing Mattress Max machines are unable to function at the desired capacity, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business.

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, LLC, which is owned by Tony Pearce and Terry Pearce. As the Company grows, and its needs change, the Company may need to negotiate a termination or modification of this lease. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this facility that has not been clearly identified and separated from the Company’s property, although we expect this tangible property to be either removed or identified and separated in 2019. Tony and Terry Pearce pay no rent or other compensation to the Company to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between the Company and Tony and Terry Pearce over this lease for reasons not currently foreseeable.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, LLC, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to the Company and the Company licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. These third parties include direct competitors to the Company that at the time of the Business Combination were not selling products through retail channels in which the Company was selling its products. One of these third parties is now a domestic competitor of the Company, as it now sells mattresses through some of the same retailers through which the Company also sells its products. This competitor’s sales revenues are increasing, resulting in increasing royalties paid to EdiZONE from this licensee. Another third-party licensee may make it difficult for the Company to expand into certain geographic regions, such as the European Union. Casey McGarvey, our Chief Legal Officer, is also entitled to receive a small percent of such royalties from EdiZONE related to these third-party licenses, in accordance with a small investment made in EdiZONE years before the Business Combination. While the current license back to EdiZONE, as recently amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to our competitors, may lead to conflicts of interest between the Company and the Company’s insiders receiving royalties. At the time this agreement with EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden the Company’s rights and narrow EdiZONE’s rights with the approval of the Company’s independent directors.

Prior to the Business Combination, the Company also entered into a Shared Services Agreement with other entities controlled by Tony Pearce and Terry Pearce, including EdiZONE, which covers the provision of services to these entities by employees of the Company. We believe the terms of this agreement are based on reasonable arms’ length terms. However, because Tony Pearce and Terry Pearce were the only directors of Purple LLC prior to the Business Combination, such transactions were not required to be approved by disinterested directors of the Company prior to the Business Combination. Also, the exercise of rights under this agreement for services to be performed by the Company may create conflicts of interest between the Company and the Pearce’s. Only immaterial amounts of legal and accounting services were provided by Purple LLC in 2018.

Prior to the Business Combination, InnoHold, LLC (“InnoHold”), an entity owned by Terry and Tony Pearce and the controlling stockholder of the Company, also granted equity incentive awards in Purple LLC to certain key employees. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participant’s ownership interests have certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not yet fully vested at the time that employee’s employment is terminated. Before and since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all the Company’s stockholders. This means that the forfeited equity does not increase the Company’s currently approved equity incentive pool. This pertains to but is not limited to the forfeitures resulting from the departures occurring after the Business Combination in 2018, including that of the former Chief Executive Officer, Sam Bernards, and more recently the departures of the Chief Marketing Officer and Chief Brand Officer. Because the forfeited equity resulting from these departures prior to this distribution is held at InnoHold, that forfeited equity does not replenish the Company’s equity incentive pool and cannot be used for current and future equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. To avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold has agreed to distribute to the incentive participants their pro rata share of InnoHold’s ownership of Class B Common Stock in Purple Inc and Class B Units in Purple LLC, after which any forfeitures will inure to the benefit of all stockholders of the Company. The Company’s current equity incentive pool, as approved by the stockholders prior to the Business Combination in the 2017 Equity Incentive Plan, did not account for the departure of such key employees who had existing equity grants through InnoHold, and there is a risk that the Company will have to seek approval from the board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain replacements for the prior CEO, CMO and CBO and others. If the equity pool is not refreshed, there is a risk that the Company may not be able to hire and retain these and other key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with the Company’s 2017 Equity Incentive Plan, the Company’s stockholders will be diluted.

In connection with the Business Combination, Purple LLC also entered into a Credit Agreement (“Credit Agreement”) with the Lenders which was guaranteed by Purple Inc. The Lenders also are stockholders and warrant holders of the Company and appointed one director to serve on the Company’s board, Adam Gray. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded. The exercise of rights under this Amended and Restated Credit Agreement by the Lenders may create conflicts of interest between the Company and Mr. Gray.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a further discussion of all related-party transactions between the Company and insiders.

Disruption of operations in either of our two main manufacturing facilities, including as a result of natural disasters, could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants. Although we could produce our products at both sites, we are consolidating production of certain products at one site. Therefore, the disruption of operations of our manufacturing facilities, particularly the facility where manufacturing will be consolidated, for a significant period of time, or even permanently, such as through the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to loss of consumer acceptance of the products we sell, resulting in reduced net sales.

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. If we fail to identify and respond to emerging trends, consumer acceptance of the products we manufacture and sell and our image with current or potential customers may be harmed, which could reduce our net sales. If we misjudge market trends, we may significantly overstock inventory and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of inventory or time to fulfillment of our products that prove popular could also reduce our sales.

We have in some instances kept excessive amounts of raw material inventory and some finished goods inventory, which could be susceptible to shrinkage that may harm our ability to use or sell such inventory and may adversely impact our profitability.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excessive amounts of raw materials inventory. We also have accumulated excessive amounts of some finished goods inventory. All such excessive inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excessive amounts of some items of raw materials and finished goods and related shrinkage that could adversely impact our cash flow, margins and profitability.

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

We are subject to warranty claims for our products, which could result in unexpected expense.

Our products carry warranties for defects in quality and workmanship. Historically, the amount for return of products, discounts provided to affected customers and cost for returns or warrant claims has been immaterial. However, we may experience significant expense as the result of future product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. The actual costs of servicing future warranty claims may exceed our expectations and have a material adverse effect on our results of operations, financial condition and cash flows.

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

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business could affect our operations and financial condition.

In the normal course of business, we may from time to time become involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of such matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Even if we are successful in defending against such litigation, the costs of making such a defense, which may or may not be covered by our insurance, could be significant and have a material adverse effect on our business.

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

During 2018 we entered into arrangements with several new wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our prior DTC-only operations. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with the Company. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

Current and future economic conditions could materially adversely affect our sales, profitability, cash flows and financial condition.

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economy remains unstable, and we expect the economic environment to continue to be challenging.

Our sales depend, in part, on discretionary spending by our customers. Pressure on discretionary income brought on by general economic downturns and slow recoveries may cause consumers to reduce the amount they spend on discretionary items. If recovery from any economic downturn is slow or prolonged, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted.

General economic conditions and discretionary spending are beyond our control and are affected by, among other things, reduced consumer demand for products; insolvency of potential customers; insolvency of our key suppliers resulting in product delays; inability of consumers to obtain credit to finance purchases of our products; decreased consumer confidence; and inability for us, our customers and our suppliers to accurately forecast future product demand trends. If such conditions are experienced in future periods, our industry, business and results of operations could be adversely impacted.

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

A number of our significant competitors offer products that compete directly with our products. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Mattress, pillow and cushion manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Like us, many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels. Some of our established competitors have begun to offer “bed-in-a-box” products as well. Companies providing for the distribution of mattresses online or through retail stores, such as Amazon and Walmart, also have begun to offer competing products in their respective channels. In addition, retailers outside the U.S. have integrated vertically in the furniture and bedding industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

Many of our current and potential competitors may have substantially greater financial support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, mature distribution methods, and more established relationships in the industry than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the mattress, pillow and cushion industries. We cannot be sure we will have the resources or expertise to compete successfully in the future. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins. Our current and potential competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. Our products are also typically heavier than others and some markets we wish to expand into will not support delivery of our heavy products through parcel services or other affordable home delivery services, limiting our ability to serve the market.

One competitor, which has been a licensee of EdiZONE for over fifteen years, uses substantially similar technology to the Company’s Hyper-Elastic Polymer® material in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor recently has been seen to be growing its sales and now distributes its products through wholesale partners with retail locations where the Company’s mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode the Company’s sales in those retail locations and channels. The continuing growth of this single competitor could adversely affect our business.

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

Moreover, the U.S. Department of Commerce has opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. The United States International Trade Commission has found that there is a reasonable indication that the U.S. mattress industry is being materially injured by reason of mattresses being imported from China and sold for less than fair value. The U.S. Department of Commerce will continue with its antidumping duty investigation concerning imports of this product from China. If the antidumping investigation does not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, we could continue to experience a negative impact on our planned growth and the future results of operations.

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

We may not be able to protect our product designs and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands, product designs and functionality and materials for use in our products. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality agreements and license agreements with our employees, customers, and others to protect our proprietary rights.

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our mattresses, pillows, cushions and related products, as well as related to proprietary formulas and related technology for certain materials used in the manufacturing of our products. We own numerous registered and unregistered trademarks and trademark applications, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the marketing of our products. Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties.

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. Effective protection or enforcement of intellectual property rights may be unavailable or limited in the jurisdictions in which we do business. We also may be unable to acquire or maintain appropriate domain names in all jurisdictions in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

The protection of our intellectual property may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We, or the owners of any intellectual property rights licensed to us, may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Although we do not believe any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Purple LLC has licensed certain intellectual property to EdiZONE, LLC, which is owned by Tony and Terry Pearce via TNT Holdings, LLC, for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination, and some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.

Purple LLC has licensed to EdiZONE, LLC, which is an entity owned by Tony and Terry Pearce through TNT Holdings, LLC, certain intellectual property rights for use by EdiZONE outside of the consumer comfort market. Prior to the Business Combination, EdiZONE’s business model was the creation and licensing of intellectual priority, and it had granted many licenses over time, most of which were terminated prior to the Business Combination. When EdiZONE assigned its intellectual property to Purple LLC it received in return a license back of the intellectual property it needed to maintain its contractual obligations under the licenses that still were in place at that time. After the Business Combination, this license back to EdiZONE has been amended with the cooperation of Purple LLC, EdiZONE and the Pearces to further narrow EdiZONE’s rights, in order to minimize the conflicts of interest that may exist. Although there are no conflicts of interest foreseen at this time, if conflicts of interest do arise and are not properly addressed, disputes may occur which may be detrimental to the Company.

EdiZONE previously entered into licenses, as described above, for comfort-related intellectual property. These licenses include exclusivity rights that may prohibit us from selling our existing mattresses or potentially new products in certain geographic areas, including domestically and in the European Union. That risk may be addressed by redesign of the configuration of the Hyper-Elastic Polymer in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in these geographic territories, if any, will not be challenged by the licensee as a violation of the license agreements, or that any redesigned mattresses created by us will be successful. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE and the Pearces, which may be an expense to the Company.

In addition, if these third parties violate their licenses or infringe on intellectual property owned by Purple LLC and Purple LLC is unable to take effective action against such violating or infringing parties, we may be unable to protect against this infringement or the effects of such violations and our business could be harmed.

Purple LLC has obtained, with the cooperation of EdiZONE and the Pearces, the right to enforce its intellectual property rights at Purple LLC’s option, contingent on Purple LLC’s agreement to indemnify EdiZONE and fund the expense of such enforcement. In the event such enforcement is deemed necessary by Purple LLC, Purple LLC may not be able to enforce its rights and may not be successful in any such efforts to enforce its intellectual property rights and this may harm our business.

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

We have experienced substantial difficulties with timely and accurate delivery of products which has taken more time than anticipated to correct. We believe this is a result of internal deficiencies as well as deficiencies of our third-party white glove delivery service providers, and our efforts to correct these deficiencies is ongoing. If we are unable to correct our internal deficiencies and obtain an increased level of service from our third-party delivery vendors, we may suffer lost sales, damage to our reputation and liabilities to customers that could have a material adverse impact on our business.

If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs could harm our sales, profitability, cash flows and financial condition.

We offer financing to consumers through third-party consumer finance companies. As of December 31, 2018, approximately 28% of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

These third-party consumer finance companies offer consumer financing options to our customers through agreements that may be terminated by us or the companies upon thirty days’ prior written notice. These consumer finance companies have discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, changes in regulatory requirements, or the termination of our agreements with third-party consumer finance companies could harm our sales, profitability, cash flows and financial condition.

We attempt to maintain only the necessary amounts of raw material inventory, which could leave us vulnerable to shortages in supply of components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

We attempt to maintain only the necessary amounts of raw material inventory on hand, which could leave us vulnerable to shortages in supply of components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components may vary significantly, especially as we source some of our materials from China. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all of the raw materials and components used to produce our mattresses, pillows and cushions from outside sources. In some cases, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. In addition, a change in the financial condition of some of our suppliers could impede their ability to provide products to us in a timely manner. Further, we maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

If our relationship with the primary supplier of our mineral oil is terminated, we could have short-term difficulty in replacing these sources since there are relatively few other suppliers presently capable of supplying the local volume that we would need in a short period of time.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing products, we use various commodity components, such as polyurethane foam, oil, our spring units, ingredients for our Hyper-Elastic Polymer® material, our water-based adhesive and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales.

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

We have experienced delays in the timely delivery of our mattress products. These delays have caused customer dissatisfaction with their experience with the Company and, in some cases, customers have cancelled their orders or returned their mattresses. We are working to rectify these delays with both internal operating and customer service controls and assistance offered to our third-party delivery providers. We have contracted with new delivery providers and are also seeking to qualify other delivery providers who can meet our standards. If we are unable to improve the timely delivery of our new mattress models, our business could continue to be adversely affected.

Our business operations could be disrupted if our information technology systems fail to perform adequately or are disrupted by natural disasters or other catastrophes or if we are unable to protect the integrity and security of our information systems.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to receiving orders from customers, replenishing inventories or delivering our products. We may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better e-commerce platforms than ours, which could negatively impact our sales.

In addition, our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage, information hijacking or ransom, and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. Any of these or other systems related problems could, in turn, adversely affect our sales and profitability.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data, or to comply with evolving regulations relating to our obligation to protect such data.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information.

We will likely be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses, and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, losses arising from a breach could be covered in part by insurance that we carry.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, electronic payments (e.g., PayPal and Venmo), consumer invoicing and physical bank check. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products). For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, electronic fund transfers, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. In addition, our business and profitability could be adversely affected if customers who finance purchases fail to make financing payments in a timely manner.

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

Credit card fraud and our response to it could adversely affect our business.

We have received and anticipate we will continue to receive orders placed with fraudulent credit card data. If we fail to adequately control fraudulent credit card transactions it could reduce our net revenues and our gross profit or cause credit card or payment system companies to disallow their cards’ use for customer payments on our website. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation.

Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers. The occurrence of any of the foregoing could have a material adverse effect on our business.

We are at risk of fraudulent returns.

We believe some customers have processed a return of their purchased mattress products, and received a refund of the purchase price, fraudulently. If we fail to detect and prevent these fraudulent activities, we will suffer losses that would adversely affect our profitability. Also, our efforts to monitor and prevent fraud committed by customers could alienate legitimate customers which also could have a material adverse effect on our business.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. Since the Business Combination, we have hired a new Chief Executive Officer and Chief Operating Officer. The Company has also experienced the departure of the Chief Marketing Officer and Chief Branding Officer as well as announced the departure of the Chief Financial Officer. These departures and any delay in replacing these executives could significantly disrupt the Company’s ability to grow and pursue its strategic plans. The Company is currently in the process of searching for qualified replacements. While we believe our new executive officers have benefitted and will continue to benefit the Company, finding qualified replacements is time-consuming, takes Company resources, and can disrupt the Company’s growth and achievement of strategic plans.

Further, the involvement of Tony and Terry Pearce has been crucial to the success of our company because of their extensive experience with and technical knowledge of our products. Pursuant to the employment agreements that have been entered into with them in connection with the consummation of the Business Combination, they are not required to work a particular number of hours for us or to be based at any particular location. The loss or reduction of their services could adversely affect our operations and our ability to achieve our business objectives.

Our business exposes us to personal injury, property damage and product liability claims, which could result in adverse publicity and harm to our brands and our results of operations.

We may be subject to personal injury, property damage and product liability claims for the products that we sell. Any personal injury, property damage or product liability claim made against us, whether or not it has merit, could be time consuming and costly to defend, resulting in adverse publicity, or damage to our reputation, and have an adverse effect on our results of operations. In addition, any negative publicity involving our vendors, employees, labor contractors, delivery contractors and other parties who are not within our control could negatively impact us.

Further, the products we sell are subject to regulation by the U.S. Consumer Product Safety Commission (“CPSC”) and similar state and international regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition.

We have received notice from the CPSC of several purported consumer complaints regarding some of our products. While we believe such complaints to be baseless, in terms of the alleged harms and, in some cases, the individual’s actual use of our product, we are required to devote significant amounts of time, attention and other resources, including financial resources, to investigating and responding to such complaints. Further, because the complaints are available to the public, such complaints could result in adverse publicity or damage to our reputation and brand value and result in lower sales.

We maintain insurance against some forms of personal injury, property damage and product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

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

Regulatory requirements related to flammability standards for mattresses may increase our product costs and increase the risk of disruption to our business.

The CPSC adopted new flammability standards and related regulations which became effective nationwide in July 2007 for mattresses and mattress and foundation sets. Compliance with these requirements has resulted in higher materials and manufacturing costs for our products and has required modifications to our information systems and business operations, further increasing our costs and negatively impacting our capacity. Some states and the U.S. Congress continue to consider fire retardancy regulations that may be different from or more stringent than the CPSC standard. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business.

In addition, these regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. These regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements are costly to implement and maintain. If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standards, we may be required to temporarily cease production and distribution or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability, cash flows and financial condition.

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

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. In 2016 and early 2017, we did not have systems and processes to collect these taxes in all jurisdictions where we were conducting business. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest. For the amounts incurred in 2016 and early 2017 that remain unpaid, we have estimated the sales tax liability, including penalties and interest to be approximately $2.6 million. We are in the process of assessing our filing status and exposure with each state to determine if we can take advantage of an amnesty program or negotiated settlements.

In conjunction with our expanded mattress product offering in 2018 delivered via third-party “white glove” service, we determined that we are subject to sales tax as imposed by the jurisdictions in the contiguous 48 U.S. states and have been collecting and remitting such sales tax for all of 2018. If the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions or request an audit, our tax liability could increase substantially.

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

The U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No.17-494, reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. The Company currently collects and reports on sales tax in all states in which it does business. However, the application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We could be subject to additional income tax liabilities.

We are subject to federal and state income taxes in the U.S. Tax laws, regulations, and administrative practices in the U.S. and in various state and local jurisdictions are subject to significant change, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, some states and cities require additional taxes or fees for the right to sell mattresses in their jurisdiction. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such taxes and fees, these reserves may prove to be insufficient.

Our determination of our tax liability is always subject to audit and review by applicable tax authorities. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Regardless of the outcome, responding to any such audit or review could cause us to incur significant costs and could divert resources away from our operations.

There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in the price of our securities, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in other jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Further, we may be required in the future to pay sales and other taxes and fees to states where our products were warehoused before shipping. If more taxing authorities are successful in applying direct taxes to Internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.

We may be subject to sales reporting and record-keeping obligations.

One or more states, the U.S. federal government or other jurisdictions may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions). Complying with such requirements would require us to devote significant amounts of time, attention and other resources, including financial resources, which may adversely affect our operations and profitability.

Delaware law and our Second Amended and Restated Certificate of Incorporation contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors and founders that some stockholders may consider favorable.

Provisions of Delaware law and our Second Amended and Restated Certificate of Incorporation could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for equity interests in the Company. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our common stock; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Provisions in our Second Amended and Restated Certificate of Incorporation could make it very difficult for an investor to bring any legal actions against us and our directors or officers and could require us to pay any amounts incurred by our directors or officers in any such actions.

Our Second Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, our directors shall not be personally liable for monetary damages for breach of fiduciary duties. Our Second Amended and Restated Certificate of Incorporation also allows us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect the value of our business.

Provisions in our Second Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; any action asserting a claim against us or any current or former director, officer or employee of ours arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We will incur significant costs as a result of our operating as a public company and our management will be required to devote substantial time to compliance with the regulatory requirements placed on a public company.

As a public company with substantial operations, we incur significant legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and furnishing audited reports to stockholders will be time-consuming and costly.

It is also time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws as applied to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

As a public company, we are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Even when such controls are implemented, management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in connection with the preparation of our quarterly report for the quarter ended September 30, 2018 we discovered immaterial errors in the amount of $1.7 million that resulted in revisions to prepaid inventory and cost of revenues over periods from January 1, 2017 through June 30, 2018, errors in the amount of $1.3 million that resulted in revisions to the three months ended June 30, 2018 inventory balance and cost of revenues and errors in the amount of $0.2 million that resulted in revisions to the six months ended June 30, 2018 customer prepayments, accrued sales tax and revenues. In connection with our quarterly report for the quarter ended March 31, 2018, we revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million. We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. As a public company, we are required to comply with additional regulations and other requirements. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the value of our business, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

Risks Relating to our Organizational Structure

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

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our Class A Common Stock less attractive to investors.

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering in August 2015, although we could lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period or if the market value of our Common Stock held by non-affiliates meets or exceeds $700.0 million as of the last day of its second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following fiscal year-end. If some investors find our Common Stock less attractive because we may rely on these exemptions, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to opt out of this extended transition period for implementing new or revised accounting standards, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Future sales of our Class A Common Stock by our existing stockholders may cause our stock price to fall.

The market price of our Class A Common Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple Inc stockholder to be diluted.

In connection with the Closing of the Business Combination, some of our employees were granted incentive units as members of InnoHold, which together with Terry and Tony Pearce holds all of the outstanding shares of Class B Common Stock of the Company. On February 8, 2019, at the request of the Company’s Compensation Committee of the Board of Directors, InnoHold initiated a tender offer to each of its Class B unit holders to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold Class B unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. The closing of the transaction will be a taxable event for the recipients of paired Class B Units of Purple LLC and Class B Stock of Purple Inc, and such recipients, or the Company on their behalf, may need to exchange, subject to the exchange agreement among the Company, Purple LLC and InnoHold (the “Exchange Agreement”) and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidate those shares of Class A Common Stock in order to pay taxes assessed. Some of the participants receiving these equity incentives, including those who no longer work for the Company, may want to liquidate some or all of the equity distributed to them by InnoHold. Sales of such shares of Class A Common Stock may occur relatively close to each other in time, including during short windows of time when such employees are able to trade in the Company’s securities without violating the Company’s insider trading policy, and such consolidated trading in such short windows of time could result in downward pressure on the price of our Class A Common Stock.

Fluctuations in operating results, quarter to quarter earnings and other factors, including incidents involving Purple LLC’s clients and negative media coverage, may result in significant decreases in the price of our Class A Common Stock.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock and, as a result, there may be significant volatility in the market price of our Class A Common Stock. If we are unable to operate our business as profitably as in the past or as our investors expect us to in the future, the market price of our Class A Common Stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our Class A Common Stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, operating results of other companies in the sleep and comfort products industry, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, negative media coverage or risk of proceedings or government investigation, the possible effects of war, terrorist and other hostilities, adverse weather conditions, changes in general conditions in the economy or the financial markets or other developments affecting the sleep products industry.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

To fund our operations and growth strategies, we may need to raise additional funds through various financing sources, including the sale of our equity securities and the procurement of commercial debt financing. We may be required to refinance our debt. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, developing new and existing lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired or refinance existing debt, and operating results may be adversely affected. Under the terms of the Amended and Restated Credit Agreement, we are restricted in the amount and type of additional indebtedness we are entitled to incur, which may delay or prohibit the Company from obtaining additional indebtedness. Even if we procure new debt financing, such debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictive covenants limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

If the amount of capital we are able to raise from financing activities, together with revenues from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or even cease operations.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our operating performance and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and the Company’s ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of December 31, 2018, Purple LLC had total debt of $26.7 million outstanding, comprised of $26.6 million outstanding under the Credit Agreement and $0.1 million in capital lease obligations. On February 26, 2019, an additional $10.0 million in debt was incurred upon the closing of the Amended and Restated Credit Agreement. As of March 14, 2019, approximately $36.7 million is outstanding under the Amended and Restated Credit Agreement. Our level of indebtedness could have important consequences to stockholders. For example, it could:

●	make it more difficult to satisfy our obligations with respect to our indebtedness, resulting in possible defaults on, and acceleration of, such indebtedness;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a substantial portion of our cash flows from operations to payments on indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of its business;

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of its business;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise; and

●	place us at a potential competitive disadvantage compared to its competitors that have less debt.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Future operating flexibility is limited in significant respects by the restrictive covenants in the Amended and Restated Credit Agreement, and we may be unable to comply with all covenants in the future.

The Amended and Restated Credit Agreement imposes restrictions that could impede Purple LLC’s and the Company’s ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions will limit our ability to, among other things:

●	make capital expenditures in excess of $20 million;

●	incur capital lease obligations in excess of $10 million;

●	enter into future asset-based loans in excess of $10 million;

●	guarantee additional debt;

●	pay dividends on capital stock or redeem, repurchase, retire or otherwise acquire any capital stock;

●	make certain payments, dividends, distributions or investments; and

●	merge or consolidate with other companies or transfer all or substantially all of Purple LLC’s assets, other than with respect to the Business Combination.

In addition, the Amended and Restated Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent Purple LLC and the Company from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Purple LLC’s ability to comply with these restrictive covenants in future periods will largely depend on its ability to successfully implement its overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of Purple LLC’s debt. In the event of an acceleration of Purple LLC’s debt, Purple LLC could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

We could issue additional preferred stock without stockholder approval with the effect of diluting then current stockholder interests, impairing their voting rights and potentially discouraging a takeover that stockholders may consider favorable.

Pursuant to our amended and restated certificate of incorporation, the board of directors of the Company has the ability to authorize the issuance of up to five million shares of preferred stock as any time and from time to time, with such terms and preferences as the board determines and without any stockholder approval other than as may be required by NASDAQ rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying or preventing a change of control.

Tax Risks Relating to our Structure

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units into our Class A Common Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

InnoHold and other owners may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Common Stock for shares of Class A Common Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of December 31, 2018, there have been no exchanges of Class B Units and shares of Class B Common Stock for shares of Class A Common Stock.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to exchanging holders of Class B Units and shares of Class B Common Stock of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. Because none of the foregoing factors are known at this time, we cannot determine the amounts (if any) that would be payable under the Tax Receivable Agreement. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments that we expect to make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units.

InnoHold and other owners of the securities will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against payments otherwise to be made, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of the Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to InnoHold and other owners of similar securities equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to InnoHold and the other owners could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring units from other owners of Purple LLC because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination.

Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the other holders of Class B Units and shares of Class B Common Stock under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of holders of Class B Units and shares of Class B Common Stock to receive payments under the Tax Receivable Agreement.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or if distributions to us by Purple LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from Purple LLC Class B Unitholders.

Pursuant to the Tax Receivable Agreement, the Company will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in Purple LLC’s assets as a result of (i) the Business Combination and (ii) the exchange of (a) the Class B Units and (b) the Class B Common Stock, in each case that were received in connection with the Business Combination, for shares of Class A Common Stock pursuant to the Exchange Agreement and (B) certain other related transactions with InnoHold in connection with the Business Combination. The amount of any such tax savings attributable to the payment of cash to InnoHold in connection with the Business Combination and the exchanges contemplated by the Exchange Agreement will be paid 80% to InnoHold and other owners of such securities and retained 20% by the Company. Any such amounts payable will only be due once the relevant tax savings have been realized by the Company. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings; and

●	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease two manufacturing facilities in Alpine, Utah and Grantsville, Utah, which manufacture and distribute Purple® products. These factories have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility and approximately 93,000 square-feet at our Alpine, Utah facility (which comprises two buildings). In 2019, we intend to lease additional office space to accommodate our future growth and expansion plans.

Item 3. Legal Proceedings

On January 9, 2018, Chris Knudsen filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Also included in this action as defendants are InnoHold, LLC and the Company’s founders, Terry Pearce and Tony Pearce. Mr. Knudsen is a former consultant to Purple LLC. His contract with the Company ended in March 2016. Mr. Knudsen alleges that Purple LLC orally agreed before the end of his consulting contract to appoint him as its chief executive officer beginning April 2016. Mr. Knudsen also contends that Purple LLC orally agreed to immediately issue him 4% of Purple LLC’s equity at the time of his appointment as chief executive officer. Mr. Knudsen alleges that Purple LLC breached these alleged oral agreements when it did not appoint him as chief executive officer on April 1, 2016 and did not provide any equity interests to him. Mr. Knudsen alleges that Purple LLC owes him a sum of $44 million for his purported equity stake in Purple LLC, plus interest, based on an initially announced $1.1 billion valuation in connection with the initial announcement of the Business Combination. Mr. Knudsen also seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC has responded to the complaint and denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer, denies that it reached an agreement to provide equity to Mr. Knudsen, believes that this lawsuit is without merit and is vigorously contesting it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on NASDAQ under the symbol “PRPL”. As of March 14, 2019, there were approximately 21 holders of record of shares of our Class A Common Stock and 3 holders of record of shares of our Class B Common Stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition, our compliance with restrictive covenants in the Amended and Restated Credit Agreement and other future indebtedness that we may incur, opportunities to invest in future growth initiatives, and the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the operating results and financial condition of Purple Innovation, Inc. than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part II Item 8. Financial Statements.”

On February 2, 2018 (the “Closing Date”), our predecessor, Global Partner Acquisition Corp. (“GPAC”) consummated the previously announced merger transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple LLC”), InnoHold, LLC, (“InnoHold”) a Delaware limited liability company and the sole equity holder of Purple LLC, and Global Partner Sponsor I LLC, solely in its capacity thereunder as the representative of GPAC after the consummation of the transactions contemplated by the Merger Agreement (the “Parent Representative” or the “Sponsor”), which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Business Combination.

In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Global Partner Acquisition Corp.” to “Purple Innovation, Inc.” The Business Combination was accounted for as a reverse recapitalization because the former owners of Purple LLC have control over the combined company through their 82% ownership of the common stock of the Company. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this Annual Report on Form 10-K reflect (i) the historical operating results of Purple LLC prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Business Combination) presented.

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and this incremental loan was funded on February 26, 2019. In addition, the Company issued to the Lenders warrants to purchase 2,613,241 shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

On February 8, 2019, InnoHold, at the request of the Compensation Committee of the Company’s Board of Directors, initiated a tender offer to each of its Class B unit holders to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. The InnoHold Class B unit holders are current and former employees of Purple LLC who had received equity incentive grants prior to the Business Combination through a separate entity. All InnoHold Class B unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. As of the closing of the tender offer, those employees of Purple LLC prior to the Business Combination will be distributed and will then directly hold paired Purple LLC Class B Units and Purple Inc Class B Stock, which is expected to reduce the amount of such Paired Securities held by InnoHold from 41.6 million shares to 39.1 million shares. This transfer will result in the recognition of stock compensation expense for Purple LLC. These transactions will not be dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

Overview of Our Business

The Company is a comfort innovation company that designs and manufactures products to improve how people live. We design and manufacture a range of comfort technology products, including mattresses, pillows, and cushions, using our patented Hyper-Elastic Polymer technology designed to improve comfort. We market and sell our products through our direct-to-consumer online channel, traditional wholesale partners and third-party online retailers.

Marketing and Sales

The Company invests in digital advertising and marketing initiatives through various web-based and social media platforms as well as television, radio, and print to drive sales in the short to medium term. The marketing and sales initiatives range from creating brand awareness to driving immediate purchasing by consumers who are evaluating purchases of mattresses, bedding and other comfort technology products that the Company sells. The Company typically promotes its products more heavily during certain holiday periods throughout the year when consumer interest and purchasing behavior is high. During these periods where demand for advertising through online or traditional channels is more intense, the cost of advertising campaigns escalates. The Company evaluates the effectiveness of its advertising and marketing initiatives on a regular basis to ensure these initiatives are driving the appropriate purchasing behavior by its customers and realizing a return on the advertising spend in the short to medium term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ significantly from these estimates.

Revenue Recognition

The Company generates revenues from the sale of its products. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue is reported net of estimated sales returns and discounts and excludes sales taxes. As part of the Company’s normal course of business, sales taxes are collected from customers and are remitted, in a timely manner, to the appropriate governmental tax authority. The Company’s policy is to present revenue and costs, net of sales taxes.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates the allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, our historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Cost is calculated using the average cost method. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. As of December 31, 2018 and 2017, the reserve for inventory obsolescence was $0.7 million and $0.2 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 10 years. Major renewals and betterments that extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of 15 years or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Assets under capital lease are included within property, plant and equipment and represent non-cash investing activities. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net income in the statements of operations.

Cost of Revenues

Costs associated with net revenues are recorded in cost of revenues, and are recorded in the same period in which related sales have been recorded. Cost of revenues includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers.

Sales Returns

The Company offers up to 100 days to return a mattress or pillow and 30 days to return a seat cushion for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of the revenue recognized by the amount of the estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and are recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year.

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.

Stock Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period. Stock based compensation for stock options awarded is determined using the Black-Scholes option valuation model to calculate the value of options at the date of grant and expensed on a straight-line basis over the vesting period. Option pricing models require the input of highly subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In the fourth quarter of 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (5) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, including limiting utilization of net operating loss carryforwards to 80% of taxable income.  The most significant impact of these changes to the Company is the reduction of the federal corporate tax rate to 21 percent.

Operating Results for the Years Ended December 31, 2018 and 2017

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Year Ended December 31,
	2018		2017
		% of		% of
(in thousands)	Amount	Net Sales	Amount	Net Sales
Revenues, net	$285,791	100.0%	$196,859	100.0%
Cost of revenues	173,189	60.6	111,841	56.8
Gross profit	112,602	39.4	85,018	43.2
Operating expenses:
Marketing and sales	103,820	36.3	79,139	40.2
General and administrative	23,581	8.3	13,239	6.7
Research and development	2,095	0.7	1,387	0.7
Total operating expenses	129,496	45.3	93,765	47.6
Operating loss	(16,894)	(5.9)	(8,747)	(4.4)
Other income	1,013	0.3	9	(0.0)
Interest expense	(3,733)	(1.3)	(81)	0.0
Net loss	$(19,614)	(6.9)%	$(8,819)	(4.4)%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

Total net revenue increased $88.9 million, or 45%, to $285.8 million for the year ended December 31, 2018 from $196.9 million for the year ended December 31, 2017 due mainly to a $94.1 million increase in mattress sales and a $1.5 million increase in sales of cushions and pet bets, partially offset by a $3.7 million decrease in sales of bases and a $2.9 million decrease in the sales of top of bed products. The increase in mattress sales was attributable to direct-to-consumer demand for our higher-priced models driven by our marketing investments and the expansion of our wholesale channel business. Of the $88.9 million increase in net revenue, wholesale revenue increased $35.9 million. We anticipate our net revenues will continue to increase in 2019, primarily driven by further growth in our wholesale channel.

Cost of Revenues

The cost of revenues increased $61.3 million, or 55%, to $173.2 million for the year ended December 31, 2018 from $111.8 million for the year ended December 31, 2017. The increase is primarily due to a $31.3 million increase in direct materials associated with increased mattress sales, as well as inefficiencies we experienced in quality control, the manufacturing process and the Company’s transition to a new warehouse management system. In addition, freight costs increased $12.8 million due to third party “white glove” delivery costs. The gross profit percentage decreased to 39.4% of net revenues through December 31, 2018 from 43.2% through December 31, 2017 primarily due to increased product costs, inefficiencies in the manufacturing process, and a shift in sales mix to higher sales with wholesale pricing.

Marketing and Sales

Marketing and sales expenses increased $24.7 million, or 31%, to $103.8 million for the year ended December 31, 2018 from $79.1 million for the year ended December 31, 2017. The increase is primarily due to a $21.0 million increase in advertising costs, a $0.8 million increase in other marketing and sales expenses and a $2.9 million increase in marketing salaries related to an increase in workforce. The marketing and sales expense as a percentage of net revenue decreased to 36.3% for the year ended December 31, 2018 from 40.2% for the year ended December 31, 2017 as the Company improved the efficiency of its marketing initiatives.

General and Administrative

General and administrative expenses increased $10.3 million, or 78%, to $23.6 million for the year ended December 31, 2018 from $13.2 million for the year ended December 31, 2017. The increase was primarily due to the costs incurred with completing the Business Combination and costs incurred as we operate as a public company. Professional fees increased $3.6 million, primarily driven by Business Combination costs. Salary and wage expense increased $4.5 million as we increased our workforce to support increased sales and the requirements to be a public company. We anticipate that our general and administrative costs, excluding Business Combination costs and other one-time charges, will continue to increase in dollar terms to support sales growth and as equity incentive awards are granted.

Research and Development

Research and development costs increased $0.7 million, or 51%, to $2.1 million for the year ended December 31, 2018 from $1.4 million for the year ended December 31, 2017. The increase is primarily due to increases in salaries and wages. We anticipate that our research and development costs will increase in 2019 as a percentage of net revenue as we accelerate new product and technology development.

Operating loss

Operating loss was $16.9 million for the year ended December 31, 2018, a change of $8.1 million from operating loss of $8.7 million for the year ended December 31, 2017. The change was primarily due to costs incurred to close the Business Combination and inefficiencies in our manufacturing and logistics.

Interest Expense

We incurred interest expense in 2018 primarily due to the Credit Agreement that has an outstanding principal balance of $26.6 million at December 31, 2018. Interest accrues at a fixed rate of 12% with a portion being paid-in-kind through additions to the principal amount. Interest expense related to the Credit Agreement was $2.8 million for the year ended December 31, 2018. No interest expense under this agreement was incurred in 2017. Of the interest expense incurred in 2018, $1.6 million was paid-in-kind through additions to the principal amount and $1.2 million was paid in cash. In addition, we incurred discounts and debt issuance costs related to the debt, of which $0.9 million was amortized to interest expense as noncash interest. We anticipate interest expense will increase as we incur additional financing to support growth initiatives, including but not limited to the Amended and Restated Credit Agreement.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At December 31, 2018, this ownership percentage was approximately 82%. We currently anticipate this percentage will decrease during 2019 as paired Class B Units of Purple LLC and Class B Stock of Purple Inc are exchanged for Class A Stock of the Company.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions prior to the Business Combination and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had negative working capital of $(0.9) million as of December 31, 2018, and we had negative working capital of $(18.3) million as of December 31, 2017. In 2018, we increased inventory balances by $9.6 million due to an expanded product line, growing demand for our product and stocking of new models at third-party distribution centers for “white glove” delivery service. In 2017, our inventory increased $8.0 million as we increased production due to our growth. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $11.3 million and $7.6 million for the years ended December 31, 2018 and 2017, respectively. We financed these capital expenditures through cash provided by operating activities, cash received through the Business Combination and proceeds from the Credit Agreement. We expect our capital expenditures for our facilities and equipment to be between $8 million and $12 million in 2019.  We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we have just received and have access to under the Amended and Restated Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

Debt service for 2017 totaled $0.4 million and consisted of principal and interest payments on the outstanding balance of certain equipment loans, capital leases and the Wells Fargo Bank debt facility as well as the extinguishment of related-party notes payable. Debt service for 2018 totaled $10.9 million and consisted of paying off and closing the Wells Fargo debt facility, interest paid-in-kind and with cash on the Credit Agreement and principal and interest payments on certain equipment loans and capital leases.

On February 2, 2018, we also added approximately $25.9 million in cash to our balance sheet as part of the Closing and on October 2, 2018 we received another $0.4 million in cash pursuant to a final closing reconciliation.

On February 2, 2018, we entered into the Credit Agreement and received approximately $24.0 million in proceeds after original issue discounts. The Company paid off the LOC with the proceeds from the Credit Agreement.

On January 28, 2019, Purple LLC entered into the First Amendment, which amended the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and an incremental loan of $10.0 million was funded on February 26, 2019.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to current creditors or pursue work-out options.

If cash flow from operations or available financing under the Amended and Restated Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Lenders. Adequate financing may not be available or, if available, may only be available on unfavorable terms. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our current operations or growth strategies. In addition, future financings through equity investments are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and be dilutive to our existing stockholders. To meet the capital needs of our growing business, we may need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions or companies that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to anticipate the amount of these payments due to the unpredictable nature of several factors, including the timing of exchanges, the market price of shares of Class A Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of income.

Line of Credit with Wells Fargo

On October 9, 2017, the Company entered into a credit agreement with Wells Fargo Bank, National Association, which we refer to as the WF Credit Agreement, for a $10.0 million secured revolving loan facility of which approximately $8.0 million had been drawn as of December 31, 2017. Interest was equal to 3.00% plus the daily one-month LIBOR rate, and was payable on the first day of each fiscal quarter beginning on November 1, 2017. The Company was also subject to an unused commitment fee equal to 0.25% on the daily unused amount of the line of credit, calculated and payable on a quarterly basis. The WF Credit Agreement had an interest rate equal to 4.56% as of December 31, 2017 and interest was paid by the Company on a quarterly basis. The Company incurred $46,000 in related issuance fees which was included in other assets on the balance sheet as of December 31, 2017. As of December 31, 2017, the Company had drawn $8.0 million on the WF Credit Agreement and had an additional borrowing capacity of $2.0 million. As of December 31, 2017, the Company was in breach of terms of the agreement by failing to facilitate collateral audits in accordance with the provisions of the agreement. The Company received a waiver from Wells Fargo Bank of its default rights.

On February 2, 2018, in connection with the Business Combination, the Company paid off and closed the debt facility by paying $8.1 million in cash including accrued interest and fees. There were no events of default identified at that time.

Credit Agreement with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC-Series A (“Blackwell”), Coliseum Co-Invest Debt Fund, L.P. (“CDF” and, together with CCP and Blackwell, the “Lenders”)

On February 2, 2018, Purple LLC entered into the Credit Agreement with the Lenders pursuant to which the Lenders agreed to make a loan to Purple LLC in an aggregate principal amount of $25 million (the “Original Loan”). The Original Loan was closed and funded in connection with the Closing of the Business Combination on February 2, 2018. As part of the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2,500,000 Sponsor Warrants to purchase 1,250,000 shares of Class A Stock.

On January 28, 2019, Purple LLC entered into the First Amendment, which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan (the “Incremental Loan” and, together, with the Original Loan, the “Loan”) of $10.0 million such that the total amount of indebtedness provided to Purple LLC is increased to a principal amount of $35.0 million. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the initial Credit Agreement to five years from closing of the Incremental Loan, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. The Loan bears interest at 12.0% per annum, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and funded on February 26, 2019 and the Company issued to the Lenders warrants to purchase 2,613,241 shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of Purple LLC. While any amounts are outstanding under the Amended and Restated Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10 million and (iii) incurring asset-based loans in excess of $10 million, subject to limited exceptions. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The foregoing summary of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, a copy of which is attached as Exhibit 10.10 to this report and is incorporated by reference herein.

In connection with the Amended and Restated Credit Agreement, the Company entered into a Parent Guaranty (the “Parent Guaranty”) pursuant to which the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the Amended and Restated Credit Agreement.

Cash flows for the Years Ended December 31, 2018 and 2017

The following summarizes our cash flows for the years ended December 31, 2018 and 2017 as reported in our statements of cash flows in the accompanying financial statements:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$(21,657)	$5,000
Net cash used in investing activities	(11,652)	(8,728)
Net cash provided by financing activities	41,948	3,308
Net increase (decrease) in cash	8,639	(420)
Cash at beginning of year	3,593	4,013
Cash at end of year	$12,232	$3,593

Year ended December 31, 2018 Compared to the Year ended December 31, 2017

Cash used in operating activities was $21.7 million for the year ended December 31, 2018, a decrease of $26.7 million from cash provided by operating activities of $5.0 million during the year ended December 31, 2017. This decrease in cash provided by operations was due mainly to increased operating costs as evidenced by the increase in net loss of $10.8 million and an increase of $10.0 million in cash used as a result of the paying down of accounts payable in 2018. In addition, cash used to purchase inventories increased $1.6 million, which purchases were made due to an expanded product line, the growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service.

Cash used in investing activities was $11.7 million for the year ended December 31, 2018, an increase of $3.0 million from cash used in investing activities of $8.7 million during the year ended December 31, 2017. This increase in cash used in investing activities was primarily due to increased investment in property and equipment.

Cash provided by financing activities was $41.9 million in the year ended December 31, 2018, an increase of $38.6 million from cash provided by financing of $3.3 million during the year ended December 31, 2017. The increase was primarily due to $26.3 million in proceeds from the Business Combination and the $24.0 million received from the Credit Agreement. These cash inflows were partially offset by the repayment of $8.0 million in principal balance on the Wells Fargo line of credit.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other non-consolidated entities, or entered into any non-financial assets.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Note 2 of the Notes to Consolidated Financial Statements.

Seasonality and Cyclicality

We believe that sales of our products are typically subject to seasonality corresponding to different periods of the consumer spending cycle, holidays and other seasonal factors. Our sales may also vary with the performance of the broader economy consistent with the market.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-33 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Prior to the completion of the Business Combination, Purple LLC was a private company with accounting personnel and other supervisory resources sufficient for its reporting requirements as a private company. Upon the Closing, the sole business conducted by the Company is the business conducted by Purple LLC. As a result of the Business Combination, the internal control over financial reporting utilized by Purple LLC prior to the Business Combination became the internal control over financial reporting of the Company. As an emerging growth company, we are exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act of 2002.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Current Report on Form 8-K/A filed March 15, 2018 and in the Quarterly Reports on Form 10-Q filed for the first, second and third quarters of 2018.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2016, we identified material weaknesses in our internal controls over financial reporting. Specifically, approximately $0.1 million and $4.3 million of post-closing net adjustments were made to our 2016 balance sheet and statement of operations, respectively, as a result of the material weaknesses. In addition, we revised our 2017 year-end inventory balance and cost of revenues in the amount of $2.5 million due to a material weakness identified during our first quarter of 2018 inventory accounting close procedures. We also identified errors during the third quarter of 2018 that caused an overstatement of previously reported prepaid inventory, net inventory and minor changes in certain other liability accounts.

As of December 31, 2018 we had not designed and implemented sufficient controls and processes around our account related analyses and reconciliations. As a result, we have determined that we do not have adequate procedures and controls, to ensure that accurate financial statements could be prepared timely.

We have begun taking numerous steps and plans to remediate the underlying causes of the material weakness. The measures include the hiring and contracting of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and our month-end close processes. To date, certain personnel have been added in each of these specific areas and additional training of existing resources has taken place. In addition, we have also engaged third-party consultants to assist the company in enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively. We believe that the combination of these remediation activities will enable us to broaden the scope and quality of our controls relating to the oversight and review of our financial statements. However, these remediation efforts are still in process and have not yet been completed. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial result which could lead to substantial additional costs for accounting and legal fees.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Joseph B. Megibow	50	Director, Chief Executive Officer
Terry V. Pearce	69	Director, Co-Director of R&D
Tony M. Pearce	63	Director, Co-Director of R&D
Casey K. McGarvey	59	Chief Legal Officer and Secretary
John Legg	57	Chief Operating Officer
Mark Watkins	43	Chief Financial Officer and Treasurer
Pano Anthos	60	Director
Gary DiCamillo	68	Director
Adam Gray	53	Director
Claudia Hollingsworth	58	Director
Gary Kiedaisch	72	Director

Executive Officers

Joseph B. Megibow has served as Chief Executive Officer since October 2018. Mr. Megibow most recently served as an independent consultant to Advent International, a global private equity firm, consulting with its portfolio companies to develop digital capabilities, from 2017 to 2018. Prior to that in 2016 he served as President of Joyus, Inc. and between 2012 and 2015 he served as Senior Vice President and Chief Digital Officer at American Eagle Outfitters, Inc. where he oversaw the transformation and growth of American Eagle’s $550+ million direct-to-consumer business. In this role, he built out a global omni-channel strategy and infrastructure, and led all digital marketing, customer operations, engineering and product management efforts. Prior to that, Mr. Megibow held several senior roles with Expedia, Inc., the online travel business, including VP and General Manager of Expedia.com, Expedia’s US business. Mr. Megibow has served as a board member of Red Lion Hotels Corporation since April 2017. Mr. Megibow earned an MBA from the University of Chicago Booth School of Business and a Bachelor of Science in Electrical Engineering from Cornell University. He is well-qualified to serve on our board of directors due to his extensive operational and management background, as well as his knowledge of the Company.

Terry V. Pearce is a co-founder of Purple LLC and has served as a Manager of Purple LLC since its inception in 2010 as WonderGel, LLC. Together with his brother Tony Pearce, Mr. Pearce has been serving as Co-Director of Research & Development since 2016, except for a period of time in 2018 when he also served as  Interim Chief Executive Officer following the resignation of the Company’s former Chief Executive Officer on March 13, 2018 until Joseph Megibow joined the Company as its Chief Executive Officer on October 1, 2018. Prior to founding Purple LLC, Mr. Pearce was a manager of various technology companies owned by Mr. Pearce and his brother Tony Pearce, including EdiZONE, LLC, focused on developing advanced cushioning technology. Mr. Pearce holds a Bachelor’s of Science degree in Civil Engineering from the University of Utah. As a co-founder of Purple LLC, Mr. Pearce brings to the Board his extensive knowledge of the Company and its technologies.

Tony M. Pearce is a co-founder of Purple LLC and has served as a Manager of Purple since its inception in 2010 as WonderGel, LLC. Together with his brother Terry Pearce, Mr. Pearce has been serving as Co-Director of Research & Development since 2016, including during an 18-month period of time ending on January 30, 2019 when he was also voluntarily providing charitable service out of the country. Prior to founding Purple, Mr. Pearce was a manager of various technology companies owned by Mr. Pearce and his brother Terry Pearce, including EdiZONE, LLC, focused on developing advanced cushioning technology. Mr. Pearce holds a Bachelor’s of Science degree in Civil Engineering from Brigham Young University and a Master’s of Business Administration from the University of Phoenix. As a co-founder of Purple LLC, Mr. Pearce brings to the Board his extensive knowledge of the Company and its technologies.

Casey K. McGarvey has served as the Chief Legal Officer and General Counsel of Purple LLC since its inception in 2010 as WonderGel, LLC. He also has served as General Counsel of various technology companies owned by Terry and Tony Pearce, including EdiZONE, LLC, focused on developing advanced cushioning technology. Prior to joining EdiZONE and Purple LLC, Mr. McGarvey was a shareholder, partner or of counsel at several law firms. Mr. McGarvey has a Bachelor’s of Arts in political science, a Juris Doctor and an Executive Masters of Business Administration, each from the University of Utah.

John Legg has served as the Chief Operating Officer of the Company since January 2019. Mr. Legg brings to the Company 20 years of experience in supply chain management in the wholesale, retail and e-commerce/direct-to-consumer sectors. Prior to joining the Company, Mr. Legg served as a partner in the consulting firm Claris Solutions Group (“Claris”) from September 2017 to joining the Company in January 2019. From 2015 to 2017, he served as Senior Vice President Global Operations for Global Brands Group, providing strategic direction across a number of operational areas. Prior to joining Global Brands Group, Mr. Legg was the Senior Vice President Logistics and Supply Chain for the Zale Corporation from 2010 to 2015. From 2009 to 2010, he worked in supply chain management for Tory Burch. From 2007 to 2008, Mr. Legg worked for Warnaco, serving as Senior Vice President Global Distribution and Logistics. From 1999 to 2007, he worked for Liz Claiborne, serving as Vice President International Distribution. Mr. Legg is a graduate of Northeastern University, in Boston, MA, and holds a BS in Business Administration, Transportation and Distribution Management.

Mark Watkins has served as Chief Financial Officer since November 2017. Prior to joining the Company, Mr. Watkins served as the Chief Financial Officer at Traeger Grills, a post he held from March 2015 through October 2017. From 2002 through March 2015, he held various positions at Nu Skin Enterprises, Inc. (NYSE: NUS), including Vice President of Sales Operations and Vice President of Finance. Prior to joining Nu Skin, Mr. Watkins worked at the accounting firm of PricewaterhouseCoopers LLP, where he performed financial statement audits. Mr. Watkins holds a Master’s and a Bachelor’s in Accounting from Brigham Young University. As previously disclosed, Mr. Watkins will resign as the Company’s Chief Financial Officer effective end-of-day March 15, 2019.

Non-Executive Directors

Pano Anthos served as one of GPAC’s directors since GPAC’s initial public offering and has continued to serve as a director of the Company following the Business Combination. Since August 2015, Mr. Anthos has been the Managing Director of XRC Labs and XRC Fund, a retail and consumer goods technology accelerator based in New York City and co-sponsored by Parsons School of Design and Kurt Salmon. Since October 2011, Mr. Anthos has been a partner of Eaglepoint, running their digital transformation practice. He has over 25 years of technology Chief Executive Officer and founder experience, having built new businesses in B2B and B2C markets across Web, social, mobile and gaming platforms. Since November 2012, Mr. Anthos has also been a co-founder of GatherEducation, a virtual reality classroom platform that recreates the physical classroom online to enable great teachers to teach students on low bandwidth, 3G networks. From September 2010 to October 2011, Mr. Anthos founded and ran Guided Launch, an advisory firm that incubated startups in the media and advertising spaces. From 2007 to August 2010, Mr. Anthos founded Hangout Industries, the first virtual reality gaming platform on Facebook, leveraging real world fashion brands and partners such as Conde Nast, Steve Madden and Paige Denim to generate brand experiences for over its players. From 2003 to 2006, Mr. Anthos founded Pantero, a semantic web integration platform that major telecom and insurance companies use to integrate multiple disparate systems. From 1984 to 2001, Mr. Anthos co-founded and built Clearcross, a global logistics platform to manage cross border shipments for global manufacturers and e-commerce companies in over 20 countries. Mr. Anthos also served on the board of directors of FCA International. Mr. Anthos holds an MIA from Columbia University, was an International Fellow and holds a BA from the University of Delaware. He is well-qualified to serve on our board of directors due to his extensive operational and management background.

Gary T. DiCamillo served as one of GPAC’s directors since GPAC’s initial public offering and has continued to serve as a director of the Company following the Business Combination. Since June 2017, he has served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading livestock and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint Advisors, LLC, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that he was the former president and chief executive officer of Advantage Resourcing (formerly known as RADIA International), a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1996 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1996 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo was elected as a director of Whirlpool Corporation (NYSE:WHR) in 1997 and served as chairman of its audit committee from April 2013 to April 2017. He continues to serve as a director of Whirlpool Corporation. He also served as a board member of The Sheridan Group, Inc., a digital and analog printing company, from May 1989 until February 2017; a board member of Pella Corp., a window and door manufacturer, from 1993 until 2007, then again from 2010 until 2018, where he had chaired the compensation committee since May 2015; a board member of Berkshire Manufactured Products Corp., a manufacturer of aircraft engine parts, from February 2011 to September 2015, where he chaired the audit committee from May 2012 to September 2015; a board member of Universal Trailer Corp., a manufacturer of horse, livestock and cargo trailers for farm, recreational, and commercial markets, since March 2011 and a board member of Select Staffing Corp., a commercial and specialty contract staffing company, from May 2014 to August 2016, where he has chaired the compensation committee. He serves on the boards of trustees at Rensselaer Polytechnic Institute, the Museum of Science in Boston and Spoleto Festival USA and previously served as a board member of the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background.

Adam Gray was appointed to our board of directors immediately following the closing of the Business Combination. Mr. Gray is a managing partner and co-founder of Coliseum Capital Management, LLC, a private firm that makes long-term investments in both public and private companies. Mr. Gray has served as non-executive Chairman of Redflex Holdings Limited since February 2014 and a director since December 2013; has been non-executive Chairman of the Pas Group Limited since August 2017 and a director since February 2016; and on the board of directors of New Flyer Industries, Inc. since March 2012. Mr. Gray served on the board of directors of Blue Bird Corporation from February 2015 until September 2017, DEI Holdings, Inc. from February 2009 until its sale in June 2011, and Benihana Inc. from September 2010 until its sale in August 2012. Prior to founding Coliseum, Mr. Gray served as Executive Vice President, Strategic Projects and Capital Management at Burger King Corp, held several executive positions with the Metromedia Restaurant Group, and worked at Kluge & Co. and Morgan Stanley. Mr. Gray holds both a BSE in Finance from the Wharton School of Business and a BS in Mechanical Engineering from the School of Engineering & Applied Science at the University of Pennsylvania. He is well-qualified to serve on our board due to his extensive operational, financial and management background.

Claudia Hollingsworth was appointed to our board of directors immediately following the closing of the Business Combination. Ms. Hollingsworth has thirty years of experience in consumer products, having managed manufacturers, wholesalers and multi-channel retail businesses.  Since November 2016, she has served as Chief Executive Officer of i2CEO, a c-level consulting company. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth served as Chief Executive Officer of i2CEO. Prior to that, she served as president of H.D. Buttercup from July 2007 to May 2011, CEO and president of GBH, Inc. from March 2004 to July 2007, and president and director of Michael Anthony Jewelers from February 2002 to February 2004. Earlier in her career she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of Destinations by Design, a premier destination management company. She is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow.  She is well-qualified to serve on our board of directors due to her extensive operational, financial and management background.

Gary A. Kiedaisch was appointed to our board of directors immediately following the closing of the Business Combination. Mr. Kiedaisch has over thirty years of experience in managing international consumer products companies specializing in sports and outdoor recreation. He served as the Executive Chairman of BigMouth Inc. from 2016 to 2017. Through 2015 and 2016, Mr. Kiedaisch partnered with CID Capital Partners to identify BigMouth, Inc. as an acquisition target and negotiate the transaction. Upon the closing of CID Capital Partners’ acquisition of BigMouth, Inc., Mr. Kiedaisch assumed the role of Executive Chairman. From 2008 to 2014, Mr. Kiedaisch was the Chairman and CEO of Igloo Products Corporation. From 2004 to 2007, Mr. Kiedaisch served as the President and CEO of The Coleman Company, Inc. Earlier in his career, Mr. Kiedaisch also served as the CEO for multiple other consumer products and outdoor recreation companies, including Nike Bauer Hockey, Bolle Eyewear and Stowe Mountain Resort. He currently serves as chairman of the board for Tender VC Corporation, a consumer packaged goods company that manufactures insect repellents, creams and first aid kits under the brands AfterBite, Ben’s, Natrapel, Adventure Medical, Easy Care and Quick Clot, among others. The products are sold through large market retailers, specialty retailers and DTC. Mr. Kiedaisch partnered with Victor Capital PC to acquire the company. We believe that Mr. Kiedaisch is well-qualified to serve on our board of directors due to his extensive operational and management background with consumer product companies, as well as his prior experience serving as a director for other consumer products companies.

Board of Directors

Our board of directors consists of eight directors who have been elected or appointed to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. With the resignation of our former Chief Executive Officer as a director on March 13, 2018, the number of directors was reduced to seven until the remaining directors appointed, at the recommendation of a special hiring committee of the board of directors, the current Chief Executive Officer, Joseph Megibow, to fill that vacancy. At each annual meeting of stockholders, directors will be elected to serve from the time of election and qualification until the next annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our board of directors (including a vacancy created by an increase in the size of the board of directors) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy serves until the next annual meeting of stockholders and until such director’s successor is elected and qualified.

Our board of directors is currently led by its chairman, Terry V. Pearce. Under our current circumstances, our board of directors believes that it is in the best interest of the Company and its stockholders to have a person other than our Chief Executive Officer serve as chairman. Our board of directors believes that separating these roles at this time provides the appropriate balance between strategy development, flow of information between management and the board of directors, and oversight of management. We believe this structure currently provides guidance for our board of directors, while also positioning our Chief Executive Officer as the leader of the Company in the eyes of our customers, employees and other stakeholders. The board of directors has the discretion to modify this approach as circumstances change.

We are a “controlled company” under the rules of NASDAQ because more than 50% of our outstanding voting power is held by InnoHold. The rules of NASDAQ exempt a “controlled company” from certain corporate governance rules relating to director independence and committees and we intend to rely on certain of these exemptions. While a controlled company is not required to have a majority of independent directors on its board of directors, our bylaws provide that our board of directors shall consist of a majority of independent directors unless otherwise determined by a unanimous vote of our board of directors or unless our bylaws are amended by our stockholders. Our board of directors has determined that Messrs. Anthos, DiCamillo, Gray and Kiedaisch and Ms. Hollingsworth are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee and a HR & Compensation Committee. The Audit Committee and the HR & Compensation Committee report to the board of directors as each deems appropriate and as the board may request. The composition, duties and responsibilities of each committee is as set forth below. A copy of each committee’s charter is available on our website at http://www.purple.com. The information on this website is not part of this Annual Report on Form 10-K.

Audit Committee

Our Audit Committee consists of Mr. DiCamillo, Mr. Kiedaisch and Ms. Hollingsworth. Mr. DiCamillo serves as the chair of the Audit Committee. Our board of directors has determined that each of these directors qualifies as an independent director according to the rules and regulations of the SEC and NASDAQ listing requirements with respect to audit committee membership. Our board of directors has also determined that Mr. DiCamillo qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. In connection with the consummation of the Business Combination, we have amended the charter of our Audit Committee detailing the principal function of the Audit Committee to be as follows:

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

The charter also provides that the Audit Committee may, in its sole discretion, retain or obtain the advice of a consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a consultant, external legal counsel or any other adviser, the Audit Committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

HR & Compensation Committee

Our HR & Compensation Committee consists of Ms. Hollingsworth, Mr. Kiedaisch, Mr. Gray and Terry Pearce. Ms. Hollingsworth serves as the chair of the HR & Compensation Committee. Our board of directors has determined that each of Ms. Hollingsworth, Mr. Kiedaisch and Mr. Gray is an independent director under the rules and regulations of the SEC and NASDAQ listing requirements. Mr. Pearce does not qualify as an independent director. We rely upon the “controlled company” exception under the rules of NASDAQ that would otherwise require that we have a Compensation Committee comprised entirely of independent directors. The charter of our HR & Compensation Committee details the principal functions of the HR & Compensation Committee, which charter can be obtained on our website www.purple.com. to be as follows:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements; and

●	producing a report on executive compensation to be included in our annual report or proxy statement.

The charter also provides that the HR & Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

We intend to rely upon the “controlled company” exception relating to the Nominating and Corporate Governance Committee requirements under the rules of NASDAQ. Pursuant to this exception, we are exempt from the rules that would otherwise require that we have a Nominating and Corporate Governance Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website http://www.purple.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address. This website and the information on this website are not part of this Annual Report on Form 10-K.

Risk Oversight

Our board of directors oversees the Company’s business and considers the risks associated with business strategy and decisions. Our Audit Committee also provides risk oversight and report any material risks to our board of directors. Our board of directors understands that its focus on effective risk oversight is critical to setting the Company’s tone and culture towards effective risk management.  To administer its oversight function, our board of directors seeks to understand the Company’s risk philosophy by having discussions with management to establish a mutual understanding of the Company’s overall appetite for risk.  Our board of directors maintains an active dialogue with management about existing risk management processes and how management identifies, assesses, and manages the Company’s most significant risk exposures.  Our board of directors expects frequent updates from management about the Company’s most significant risks so as to enable it to evaluate whether management is responding appropriately.

Our board of directors relies on each of its committees to help oversee the risk management responsibilities relating to the functions performed by such committees.  Our Audit Committee periodically discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.  Our HR & Compensation Committee helps our board of directors to identify the Company’s exposure to any risks potentially created by our compensation programs and practices.   Each of these committees is required to make regular reports of its actions and any recommendations to our board of directors, including recommendations to assist our board of directors with its overall risk oversight function.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2018, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year, other than the initial Forms 3 filed after the closing of the Business Combination, one Form 4 for Mark Watkins, and a Form 3 and Form 4 for Greenhaven Road Capital Fund 1, L.P. and Greenhaven Road Capital Fund 2, L.P.

Item 11. Executive Compensation

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the two most recently completed fiscal years, ended December 31, 2018 and December 31, 2017 with respect to the Company’s “named executive officers.”

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers for services performed during 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(5)	Option Awards(9)	Non-Equity Incentive Plan Compensation(1)	All Other Compensation(4)	Total
Samuel D. Bernards(6)	2018	$64,500	$—	$—	$—	$105,000	$169,500
Former Chief Executive Officer	2017	260,000	869	—	1,500	14,122	276,491
Terry V. Pearce,	2018	328,846	500	—	—	45,388	374,734
Interim Chief Executive Officer and Co-Director of Research and Development(2)(3)	2017	298,333	869	—	—	43,635	342,837
Joseph B. Megibow(8)	2018	112,500	500	748,583	—	21,812	883,395
Chief Executive Officer	2017	—	—	—	—	—	—
Tony M. Pearce,	2018	328,846	500	—	—	32,858	362,204
Co-Director of Research and Development(3)	2017	298,333	—	—	—	52,439	350,772
Mark Watkins(7)	2018	328,462	500	523,658	—	6,054	858,674
Chief Financial Officer & Treasurer	2017	39,173	50	—	—	—	39,223

Notes

(1)	The figures shown for non-equity incentive plan compensation represent cash bonuses paid to named executive officers that are tied to financial and operational objectives that were achieved within the applicable fiscal year.

(2)	Mr. Terry V. Pearce served as Interim Chief Executive Officer from March 14, 2018 through September 30, 2018.

(3)	These officers also served as directors of Purple LLC in 2017 and 2018 before the Business Combination and of the Company in 2018 after the Business Combination but did not receive compensation for their service as directors.

(4)	“All other compensation” for fiscal 2018 is comprised of the following:

For Mr. Bernards, $105,000 related to payments pursuant to his employee severance agreement.

For Mr. Terry Pearce, $13,577 related to medical insurance reimbursement, $4,451 related to the Company’s contribution to the employee 401(k) retirement plan and $27,360 related to personal landscaping services.

For Mr. Megibow, $15,000 related to living stipend payments and $6,812 for certain travel expenses pursuant to his employment agreement.

For Mr. Tony Pearce, $5,498 related to the Company’s contribution to the employee 401(k) retirement plan and $27,360 related to personal landscaping services.

For Mr. Watkins, $6,054 related to the Company’s contribution to the employee 401(k) retirement plan.

“All other compensation” for fiscal 2017 is comprised of the following:

For Mr. Terry Pearce, $19,461 related to medical and dental insurance; $2,208 related to the payment of personal utilities expenses; and $21,966 related to personal landscaping services.

For Mr. Tony Pearce, $17,571 related to medical and dental insurance; $1,190 related to the payment of personal utilities expenses; $21,966 related to personal landscaping services; and $11,712 related to personal freight charges.

For Mr. Bernards, $14,122 related to medical and dental insurance.

(5)	“Bonus” was comprised of an $500 discretionary bonus for fiscal year 2018 and an $869 and $50 discretionary bonus for fiscal year 2017.

(6)	Mr. Bernards resigned from his position as the Company’s Chief Executive Officer on March 13, 2018.

(7)	Mr. Watkins started with the Company as Chief Financial Officer on November 13, 2017. He is resigning from his position effective end-of-day March 15, 2019.

(8)	Mr. Megibow started with the Company as Chief Executive Officer on October 1, 2018.

(9)	The value represents the aggregate grant date fair value of awarded stock options as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant-date fair value of the options reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock Based Compensation.”

Note:	Paul Zepf served as the principal executive officer of GPAC until the closing of the Business Combination but did not receive any compensation for his service.

Overview

We are still developing an executive compensation program designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to our long-term success. Decisions on the executive compensation program will be made by disinterested members of our board of directors.

We anticipate that decisions regarding executive compensation will reflect our belief that the executive compensation program must be competitive in order to attract and retain our executive officers. We anticipate that the board of directors will seek to implement our compensation policies and philosophies by linking a significant portion of our executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.

We anticipate that compensation for our executive officers will have three primary components: a base salary, cash bonuses and long-term incentive-based compensation in the form of equity-based awards.

Employment Agreements, Non-Competition and Non-Solicitation Agreements

Joseph B. Megibow

Mr. Joseph B. Megibow entered into an employment agreement (the “Employment Agreement”) that includes the following terms: (1) an annual base salary of $450,000; (2) participation in a short-term incentive plan, with potential bonus payments ranging from 50% to 150% of a target amount equal to 70% of Mr. Megibow’s base salary, based on the achievement of certain financial and non-financial performance targets; (3) the grant of certain options with a five-year term and vesting one-fourth on the first anniversary of the grant date and 1/48 each month thereafter, including (A) an inducement grant outside of the Company’s 2017 Equity Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4), effective upon the Start Date, of an option to purchase 538,020 shares of the Company’s Class A Common Stock at an exercise price equal to the greater of (i) the closing price of the Company’s Class A Common Stock on the Start Date or (ii) the trailing 60-day volume weighted average price of the Company’s Class A Common Stock determined as of the Start Date, and (B) an automatic grant on each of the 12, 24 and 36 month anniversaries of the Start Date of an option to purchase 179,340 shares of the Company’s Class A Common Stock at an exercise price equal to the trailing 30-day volume weighted average price of the Company’s Class A Common Stock, determined as of the applicable grant date; (4) a performance unit share award to be granted on December 31, 2018 or the next trading day after a trading blackout period if the Company is in a trading blackout on December 31, 2018, comprised of a number of shares of the Company’s Class A Common Stock equal to the number of shares of Class A Common Stock held by Mr. Megibow on December 31, 2018, up to a maximum of 50,000 shares, and vesting upon the earlier of the consummation of a change in control of the Company or the satisfaction of the following conditions: (i) Mr. Megibow continues to be employed by the Company through September 30, 2021, (ii) Mr. Megibow continues to hold the shares acquired to be eligible to receive such award through September 30, 2021, and (iii) during the twelve-month period immediately prior to March 31, 2022, the closing price of the Company’s Class A Common Stock is at or above $10.00 per share for 20 trading days over a 30 trading day period; (5) vacation and other benefits generally available to other senior executives of the Company; (6) payment by the Company for the cost of weekly airfare between San Francisco and Salt Lake City for 12 months; (7) a $5,000 monthly stipend to be used for temporary housing; and (8) reimbursement of up to $75,000 for the cost of reasonable relocation expenses.

Following a termination by Mr. Megibow for good reason (as defined) or by the Company without cause, Mr. Megibow will be entitled to severance of accrued and unpaid base salary and other benefits and any unpaid expense reimbursements (the “Accrued Benefits”). If Mr. Megibow is terminated without cause or he resigns for good reason after the first three months of any fiscal year, he will be entitled to severance of (i) the amount of any Accrued Benefits and (ii) an amount equal to the lesser of (a) the annual bonus calculated for such fiscal year at the time of the termination or (b) the annual bonus calculated at the end of such fiscal year in which the termination occurs. After March 31, 2019, if Mr. Megibow is terminated without cause or he resigns for good reason he will also be entitled to (i) an amount equal to up to 9 months or, in the Company’s sole discretion, 12 months of his base salary and (ii) payment by the Company of the cost of health insurance continuation under COBRA for Mr. Megibow and his dependents. The Company may decide to cease making the foregoing payments if, in the Board’s reasonable determination, Mr. Megibow secures full time executive-level employment or an executive board-level role for compensation.

In addition, if, within 12 months after a change in control (as defined) of the Company, Mr. Megibow is terminated without cause, he will be entitled to the severance amounts described above and immediate vesting of any unvested equity awards.

The Employment Agreement contains customary non-compete terms that pertain to Mr. Megibow while he is employed by the Company and for 12 months or, as determined by the Company at the time of termination, 18 months after termination of employment.

The foregoing summary of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is attached as Exhibit 10.21 to this report and is incorporated by reference herein.

Mark Watkins

On October 1, 2018, the Company entered into an offer letter with Mr. Mark Watkins, the Company’s Chief Financial Officer with respect to such individual’s continued employment with the Company. The offer letter includes the following terms: (1) annual base salary of $350,000; (2) participation in a short-term cash incentive plan, based on the achievement of certain financial and non-financial performance targets; (3) participation in the Company’s long-term equity incentive plan on the terms set forth in each employee’s respective offer letter; and (4) participation in the Company’s benefits programs generally available to other senior executives of the Company.

The employment agreements also provide certain post-employment benefits if a termination arises without cause (as defined) by the Company or with good reason (as defined) by the employee. In such events, the employee would be entitled to be paid: (1) all accrued benefits (as defined); (2) an amount equal to up to six months of annual base salary paid over a period of twelve months; and (3) payment of the cost of health insurance continuation for a period of six months. If the termination is after the first three months of any fiscal year he will be entitled to additional severance of an amount equal to the lesser of (i) the annual bonus calculated for such fiscal year at the time of the termination or (ii) the annual bonus calculated at the end of such fiscal year in which the termination occurs.

The Company may decide to cease making the foregoing severance payments, except for Accrued Benefits, if, in the Board’s reasonable determination, the employee secures full time executive-level employment for compensation, provided that he shall receive at least three months of the severance benefits described above. Following a termination by the Company without cause and with less than thirty days’ prior written notice, in addition to the amounts described above, Mr. Watkins will also be entitled to an amount equal to his base salary through the end of a thirty-day period following the date on which notice is provided by the Company.

Further, if, within 12 months after a change in control (as defined) of the Company, Mr. Watkins is terminated without cause, he will be entitled to the severance amounts described above and immediate vesting of any unvested equity awards, provided he executes a general release in form and substance reasonably required by the Company.

The foregoing summary of the offer letter does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the offer letter, a copy of which is attached as Exhibit 10.22 to this report and is incorporated by reference herein.

Terry V. Pearce and Tony M. Pearce

Concurrently with the consummation of the Business Combination, Terry Pearce and Tony Pearce each entered into employment agreements with the Company. The Company does not expect either Terry Pearce or Tony Pearce to work full-time in 2019 or after, but all parties are still bound by the terms of the employment agreements described below.

Pursuant to their respective agreements, Terry Pearce and Tony Pearce were engaged as Co-Directors of Research and Development of the Company. The employment agreements have an initial term through December 31, 2021 (the “Initial Employment Term”) and will be automatically renewable unless terminated by the Company or the employee. Under the employment agreements, the employees are entitled to receive compensation at the rate of $320,000 per year in 2018, increasing annually by $20,000 and by a minimum of $20,000 per year commencing in 2022. In addition, the employee is entitled to receive bonuses and certain benefits, including participation in the Company’s equity incentive program for employees. The employment agreements provide, among other things, that the employees are not required to work a particular number of hours for the Company or to be based at any particular location. The employment agreements also provide certain post-employment benefits if a termination arises without cause (as defined) by the Company or with good reason (as defined) by the employee. In such events, the employee would be entitled to be paid all accrued obligations, together with a lump sum payment equal to the amount of salary and benefits from the termination date until the end of the Initial Employment Term or, if the termination occurs following the Initial Employment Term, during the calendar year in which such termination occurred. In addition, the employment agreements provide for the payment of certain benefits upon the death, permanent disability or incapacity of the employee.

Terry Pearce and Tony Pearce are also directors of the Company and indirectly control a majority of the voting shares of the Company.

The foregoing summary of the employment agreements with Terry Pearce and Tony Pearce does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such employment agreements, copies of which are attached as Exhibits 10.10 and 10.11, respectively, to this report and are incorporated by reference herein.

Samuel D. Bernards

Mr. Bernards served as the Chief Executive Officer of Purple LLC before the Business Combination. Mr. Bernards resigned as the Chief Executive Officer of the Company on March 13, 2018. Pursuant to that certain letter agreement, dated September 27, 2016, Mr. Bernards was employed by Purple LLC at will. Prior to his resignation, Mr. Bernards’ annual base salary was $260,000. Pursuant to the letter agreement, he was eligible to participate in Purple LLC’s key employee incentive plan and also received up to 4.00% of the profit interests of Purple LLC through Purple Team LLC, later exchanged for Class B units in InnoHold, and certain ancillary benefits. Unvested units were forfeited at the time his employment terminated. Mr. Bernards accepted the distribution offered by InnoHold, and when the distribution closes, he will hold, in lieu of Class B units in InnoHold, his vested share of Class B Common Stock in Purple Inc and Class B Units in Purple LLC.

Incentive Units Plan

Purple LLC previously awarded incentive units to Purple Team LLC and Purple Team LLC awarded an equivalent number of Purple Team LLC incentive units to certain Company employees, including 4,000,000 incentive units to our former Chief Executive Officer Sam Bernards (approximately 35% of which were vested at the time of Mr. Bernards’ resignation, with the remaining amount cancelled upon his resignation) and 1,000,000 to Casey McGarvey. These awards were deemed for accounting purposes to be granted subsequent to December 31, 2016. Grants were memorialized with (a) an award agreement between Purple LLC, Purple Team LLC and each applicable employee, (b) equity incentive plans of Purple LLC and Purple Team LLC and (c) ratifying consents of Purple LLC and Purple Team LLC. In connection with the Business Combination, Purple Team LLC merged with and into InnoHold and the incentive units previously issued to Purple Team LLC were cancelled and the members of Purple Team LLC received incentive units in InnoHold, on substantially the same terms as the Purple Team LLC incentive units previously issued. The incentive units vest ratably over the period set forth in the award agreement. However, holders of vested incentive units will receive no economic benefit until the holders of InnoHold’s preferred units first receive their preferred return provided in InnoHold’s Amended and Restated Operating Agreement. The incentive units are subject to a $135 million threshold before they are eligible to participate in any economic benefits. Net of forfeited units, these incentive units made up approximately 5.74% of InnoHold’s outstanding units. On February 8, 2019, InnoHold initiated a tender offer to each of these participants of incentive units in InnoHold to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. In total, it is anticipated that approximately 2.5 million shares of Class B Common Stock of the Company will be transferred to current and former employees of Purple LLC by InnoHold.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain covered officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The Tax Cuts and Jobs Act (the “Act”), which was signed into law at the end of 2017, eliminated an exception to the deduction limit for qualified performance-based compensation and broadened the application of the deduction limit to certain current and former executive officers who previously were exempt from such limit, effective for taxable years beginning on and after January 1, 2018. While the HR & Compensation Committee considers the deductibility of executive compensation under Section 162(m) when evaluating particular compensation programs in the context of the HR & Compensation Committee’s broader compensation objectives and overall compensation philosophy, the HR & Compensation Committee understands that, particularly in light of the changes under the Act, it is possible that the compensation payable to our named executive officers will exceed the $1.0 million limit under Section 162(m) in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our named executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more named executive officers with the opportunity to earn incentive compensation, whether through annual cash incentive programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the named executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Outstanding Equity Awards at Fiscal 2018 Year End

The Company had the following outstanding equity awards at December 31, 2018:

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Joseph B. Megibow	—	538,020	—	5.95	10/01/2023
Mark Watkins	87,428	235,384	—	5.95	10/01/2023
	—	71,736	—	6.08	11/06/2023

Director Compensation

The Company did not pay any director fees in 2017. In 2018, compensation earned by employee directors was earned in their capacity as named executive officers and is described above. The board of directors has determined that each non-employee director receive $100,000 in annual compensation, which shall be split 50% in cash and 50% in equity of the Company. In addition, the chair of the Audit Committee received additional annual compensation of $15,000. The chair of the Compensation Committee received additional annual compensation of $10,000. The board of directors also determined that Ms. Hollingsworth receive an additional $90,000 during 2018 for the considerable extra time she provided to supporting and mentoring Mr. Pearce during his time functioning as both Chairman and Interim Chief Executive Officer. No determination has been made yet for 2019.

Our non-employee directors earned the following compensation for their service during our fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Pano Anthos	45,833	50,000	—	—	—	95,833
Gary DiCamillo	52,708	57,500	—	—	—	110,208
Adam Gray	45,833	50,000	—	—	—	95,833
Claudia Hollingsworth	135,833	50,000	—	—	—	185,833
Gary Kiedaisch	50,417	55,000	—	—	—	105,417

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of shares of common stock of the Company as of March 1, 2019 by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A Stock or Class B Stock;

●	each of our current named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Class A Stock		Class B Stock
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Outstanding Class A Stock Beneficially Owned	Shares Beneficially Owned	Percentage of Outstanding Class B Stock Beneficially Owned
Coliseum Investors and Coliseum Co-Invest Debt Fund, L.P. (2) (15)	12,885,399	77.4%	—	—
Baleen Capital Management LLC (3)	1,278,920	12.2%	—	—
David Golub (4)	1,013,106	9.8%	—	—
Paul Zepf (5) (15)	670,571	6.6%	—	—
InnoHold, LLC(6)	—	—	41,623,454	94.4%
Terry V. Pearce(7)	—	—	42,847,386	97.2%
Tony M. Pearce(8)	—	—	42,847,386	97.2%
Joseph B. Megibow	20,000	*	—	—
Samuel D. Bernards (9)	—	—	—	—
Mark A. Watkins (10)	105,923	1.1%	—	—
Pano Anthos (11) (15)	22,430	*	—	—
Gary DiCamillo (12) (15)	111,386	1.1%	—	—
Adam Gray (2) (15)	12,885,399	77.4%	—	—
Claudia Hollingsworth (13)	7,645	*	—	—
Gary Kiedaisch (14)	8,409	*	—	—
All directors and executive officers (10 individuals)	13,166,329	78.8%	44,071,318	100.0%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Purple Innovation, Inc. 123 East 200 North, Alpine, Utah 84004.

(2)	Consists of (i) 4,320,823 shares of Class A Stock held by Coliseum Capital Partners, L.P. (“CCP”), of which 468,817 shares of Class A Stock are subject to a lock-up period, vesting and/or forfeiture in accordance with the terms described below, (ii) 1,370,668 shares of Class A Stock that could be obtained upon conversion of 2,741,337 private placement warrants held by CCP, (iii) 1,029,380 shares of Class A Stock that could be obtained upon conversion of 2,058,761 publicly traded warrants held by CCP, (iv) 2,048,780 shares of Class A Stock that could be obtained upon conversion of 2,048,780 warrants, (v) 1,000,000 shares of Class A Stock issuable upon the exercise of publicly traded warrants held by Coliseum Co-Invest Debt Fund, L.P. (“CDF”), (vi) 1,637,949 shares of Class A Stock held by Blackwell Partners LLC – Series A (“Blackwell”), of which 178.057 shares of Class A Stock are subject to a lock-up period, vesting and/or forfeiture in accordance with the terms described below, (vii) 520,581 shares of Class A Stock that could be obtained upon conversion of 1,041,163 private placement warrants held by Blackwell, (viii) 392,758 shares of Class A Stock that could be obtained upon conversion of 785,517 publicly traded warrants held by Blackwell and (ix) 564,460 shares of Class A Stock that could be obtained upon exercise of 564,460 warrants. Each of Adam Gray, a director of the Company, and Christopher Shackelton is (i) a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF and (ii) a managing partner of Coliseum Capital Management, LLC, which is the attorney-in-fact of Blackwell, and Mr. Gray and Mr. Shackelton have voting and dispositive control over such securities held by CCP, CDF and Blackwell. The business address of each of CCP, CDF, Blackwell, Mr. Gray and Mr. Shackelton is 105 Rowayton Avenue, Rowayton, Connecticut 06853.

(3)	Consists of (i) 489,070 shares of Class A Stock and (ii) 789,850 shares of Class A Stock issuable upon the exercise of warrants. The business address of Baleen Capital Management LLC is 404 5th Avenue, Floor 3, New York, New York 10018.

(4)	Consists of (a) 376,414 shares of Class A Stock, 144,278 of which are subject to lock-up, vesting or forfeiture provisions, and (b) 636,692 shares of Class A Stock that could be obtained upon the exercise of warrants. The business address of the reporting person is 1 Rockefeller Plaza, 10th Floor, New York, New York 10020.

(5)	Consists of (a) 288,556 shares of Class A Stock, 144,278 of which are subject to lock-up, vesting or forfeiture provisions, and (b) 382,015 shares of Class A Stock that could be obtained upon the exercise of warrants. The business address of the reporting person is 1 Rockefeller Plaza, 10th Floor, New York, New York 10020.

(6)	Consists of 41,623,454 shares of Class B Stock held by InnoHold, LLC. The business address of the reporting person is 123 East 200 North, Alpine, Utah 84004.

(7)	Consists of (i) 1,223,932 shares of Class B Stock held directly by Terry Pearce and (ii) 41,623,454 shares of Class B Stock held by InnoHold, LLC. The shares of Class B Stock held by InnoHold, LLC are beneficially owned by Terry Pearce and Tony Pearce, who serve as directors of the Company. Each of Terry and Tony Pearce may be deemed to beneficially own the shares of Class B Stock held by InnoHold, LLC. Voting and disposition decisions with respect to such securities are made jointly by Terry and Tony Pearce. Each of Terry and Tony Pearce disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(8)	Consists of (i) 1,223,932 shares of Class B Stock held directly by Tony Pearce and (ii) 41,623,454 shares of Class B Stock held by InnoHold, LLC. The shares of Class B Stock held by InnoHold, LLC are beneficially owned by Terry Pearce and Tony Pearce, who serve as directors of the Company. Each of Terry and Tony Pearce may be deemed to beneficially own the shares of Class B Stock held by InnoHold, LLC. Voting and disposition decisions with respect to such securities are made jointly by Terry and Tony Pearce. Each of Terry and Tony Pearce disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(9)	As of March 1, 2019, Mr. Bernards owned interests in InnoHold, LLC which, upon vesting and the satisfaction of other requirements, will give him the right to receive a certain number of shares of Class B Stock of the Company. The number of shares of Class B Stock Mr. Bernards will be entitled to is unknown at this time. On March 13, 2018, Mr. Bernards resigned as the Chief Executive Officer of the Company. The business address of the reporting person is 136 E. 3800 N., Provo, Utah 84604.

(10)	Consists of 105,923 shares of Class A Stock issuable upon exercise of employee stock options that are exercisable within 60 days. The business address of the reporting person is 123 East 200 North, Alpine, Utah 84004.

(11)	Consists of (i) 21,015 shares of Class A Stock, 3,343 of which are subject to lock-up, vesting or forfeiture provisions, and (ii) warrants to purchase 1,415 shares of Class A Stock. The address of the reporting person is 1 Rockefeller Plaza, 10th Floor, New York, New York 10020.

(12)	Consists of (i) 64,696 shares of Class A Stock, 13,976 of which are subject to lock-up, vesting or forfeiture provisions, and (ii) warrants to purchase 46,690 shares of Class A Stock. The address of the reporting person is 1 Rockefeller Plaza, 10th Floor, New York, New York 10020.

(13)	Consists of 7,645 shares of Class A Stock held by i2CEO,LLC. Ms. Hollingsworth has voting and dispositive control over such securities held by i2CEO, LLC. Ms. Hollingsworth disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein. The business address of the reporting person is 141 El Camino Drive, Suite 120, Beverly Hills, California 90012.

(14)	Consists of 8,409 shares of Class A Stock. The address of the reporting person is 147 Potter Hill Road, Gilford, New Hampshire 03249.

(15)	The shares of Class A Stock subject to vesting will be forfeited on February 2, 2026 (eight years from the closing of the Business Combination), unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Class A Stock ceases to be listed on a national securities exchange. Such shares of Class A Stock will no longer be subject to forfeiture upon the occurrence of a Triggering event.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 relating to our equity compensation plan:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options	(b) Weighted- average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders (1)	394,548	$5.97	3,657,671
Equity compensation plans not approved by stockholders (2)	538,020	$5.95	—
Total	932,568	$5.96	3,657,671

(1)	A total of 4,100,000 shares of common stock have been reserved for issuance under the plan. To date, a total of 47,781 shares and 394,548 options to purchase shares have been issued under the plan.

(2)	An inducement grant was made to Joseph B. Megibow outside of the plan on October 1, 2018 in accordance with Nasdaq Listing Rule 5635(c).

The Purple Innovation, Inc. 2017 Equity Incentive Plan

We intend to use stock-based awards to reward long-term performance of the named executive officers and certain key employees. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards aligns the incentives of the named executive officers with the interests of our stockholders and serve to motivate and retain these individuals. Stock-based awards are awarded under the Purple Innovation, Inc. 2017 Equity Incentive Plan, which has been adopted by our board of directors and approved by our stockholders.

The purpose of this plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, directors and consultants equity-based incentive awards in order to attract, retain and reward these individuals and strengthen the mutuality of interests between them and the Company’s stockholders.

The Purple Innovation, Inc. 2017 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards.

Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the Purple Innovation, Inc. 2017 Equity Incentive Plan.

The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the Purple Innovation, Inc. 2017 Equity Incentive Plan or with respect to which awards may be granted may not exceed 4,100,000, which was approximately 7.5% of our Common Stock following the completion of the Business Combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are Lenders under the Credit Agreement (see Note 8 – Long Term Debt and Obligations). The Lenders in aggregate had $26.6 million in principal borrowings outstanding as of December 31, 2018, comprised of $25.0 million in original loan amount and $1.6 million in capitalized interest. The Company made interest payments to the Lenders in the amount of $1.2 million during the year ended December 31, 2018. On February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded.

Purple LLC Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold, LLC (herein “InnoHold”) (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings, EdiZONE and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s board of directors (the “Purple Founders”). InnoHold is a majority shareholder of the Company.

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with EdiZONE, effective January 1, 2017, pursuant to which each of Purple LLC and EdiZONE agreed to provide certain operational and administrative support services to the other. Pursuant to the Shared Services Agreement, Casey McGarvey, the Company’s Chief Legal Officer, and other employees of Purple LLC provided services to EdiZONE. Mr. McGarvey also provided similar services under this agreement to InnoHold, the controlling member of Purple LLC, and other entities beneficially owned by Terry Pearce and Tony Pearce. In the year ended December 31, 2018, the total amount of expenses owed to Purple LLC by all of these other companies for all services under the Shared Services Agreement was approximately $2,600. Following the closing of the Business Combination on February 2, 2018, Mr. McGarvey stopped providing services to and withdrew from any and all legal representation of EdiZONE, InnoHold and all other entities in which Terry Pearce and Tony Pearce have an interest other than the Company. The Company expects to work with EdiZONE to mutually terminate the agreement during 2019.

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $1.2 million and $1.0 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2018 and 2017, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010.

On November 1, 2017, Purple LLC and EdiZONE executed the Confidential Assignment and License Back Agreement (the “Prior License Agreement”), pursuant to which EdiZONE assigned substantially all of its intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE such intellectual property for use outside the consumer comfort and cushioning field of use reserved by Purple LLC, except for certain pre-existing third-party licensees. EdiZONE also agreed to notify Purple LLC of any breach of a third-party license agreement relating to consumer comfort intellectual property or consumer comfort products and Purple LLC reserved the right to enforce EdiZONE’s rights with respect to such violations, provided that Purple LLC agreed to pay the costs of such enforcement and to indemnify EdiZONE for any losses arising therefrom. EdiZONE further agreed not to extend such third-party licenses or waive any such violations, or to settle any claim with respect thereto, without Purple LLC’s consent. In addition, EdiZONE also agreed to not sell or transfer any of its assets or assign any intellectual property or licenses relating to certain consumer comfort products and related intellectual property without Purple LLC’s consent. EdiZONE, prior to the Business Combination, granted third-party licenses in the consumer comfort and cushioning field of use, and the Prior License Agreement allowed EdiZONE to maintain these existing license agreements. On March 14, 2018, Purple LLC and EdiZONE further amended and restated the Prior License Agreement to correct some inconsistencies in the Prior License Agreement.

On November 9, 2018, Purple LLC and EdiZONE executed a Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”), pursuant to which EdiZONE continues to assign all of its comfort and cushioning intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE certain intellectual property for use limited to certain license agreements EdiZONE had entered into with third parties. The Revised License Agreement allows EdiZONE to honor its prior-granted licenses of intellectual property to certain licensees who are or may in the future be competitors of the Company, including one competitor that now competes directly with the Company through some of the Company’s retail partners domestically and another competitor licensed to sell mattresses in the European Union. The Revised License Agreement clarifies the scope of the intellectual property assigned to Purple LLC and the subset of such intellectual property licensed back to EdiZONE by limiting EdiZONE’s license to only those uses that will enable EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. The Revised License Agreement also eliminates the license back to EdiZONE of intellectual property for uses unrelated to the existing contracts, which expands Purple LLC’s ownership of cushioning technologies that are additional to its current Hyper-Elastic Polymer technologies. The Revised License Agreement also modifies EdiZONE’s confidentiality obligations to be consistent with the above-described changes. The Company determined that EdiZONE is not a VIE as neither the Company nor Purple LLC have a controlling financial interest in EdiZONE.

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

On February 2, 2018, in connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold. Pursuant to the Tax Receivable Agreement, the Company is required to pay InnoHold 80% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change of control of the Company) as a result of the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Merger Agreement and the exchange of the Class B Units (together with an equal number of shares of Class B Stock) for Class A Stock. The Company would retain the remaining 20% of cash savings, if any, realized. All payments of tax savings to InnoHold will be the Company’s obligation, and not that of Purple LLC.

On February 2, 2018, in connection with the Business Combination, the Company entered into the Registration Rights Agreement with InnoHold and the Parent Representative. Under the Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Stock issued in exchange for the Equity Consideration pursuant to the Exchange Agreement) (the “Registrable Securities”) so long as such shares are not then restricted under the Lock-Up Agreement (defined below). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total), so long as such shares are not then restricted under the Lock-Up Agreement. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to InnoHold as to the proposed filing and offer InnoHold an opportunity to register the sale of such number of Registrable Securities as requested by InnoHold in writing. In addition, subject to certain exceptions, InnoHold is entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of its Registrable Securities on Form S-3 and any similar short-form registration that may be available at such time.

On February 2, 2018, in connection with the Business Combination, InnoHold and Terry Pearce and Tony Pearce, who together own a majority of InnoHold (collectively with InnoHold, the “Sellers”), entered into the Non-Competition Agreement with the Company, Purple LLC and their respective successors, affiliates and subsidiaries (referred to as the “Covered Parties”). Pursuant to the Non-Competition Agreement, for a period from the Closing until three years thereafter (or if later, until the one year anniversary of the date on which the Sellers, their affiliates or any of their respective officers, directors or employees are no longer directors, officers, managers or employees of the Company (the “Termination Date”)), each Seller and its affiliates will not, without the Company’s prior written consent, directly or indirectly engage in (or own, manage, finance or control, or become engaged or serve as an officer, director, employee, member, partner, agent, consultant, advisor or representative of), an entity that engages in the business of (i) designing and manufacturing comfort technology products worldwide to improve how people live, including mattresses, pillows, platform bases and cushions, and (ii) marketing, licensing and selling its products worldwide through direct-to-consumer, traditional retail channels and partnerships (collectively, the “Business”) anywhere in the world, subject to certain specified exceptions for existing relationships. However, the Covered Parties and their affiliates are permitted under the Non-Competition Agreement to own passive portfolio company investments of no more than 2% in a competitor of the Covered Parties, so long as the Sellers, their affiliates and their respective stockholders, directors, officer, managers and employees who were involved with the business of the Covered Parties are not involved in the management or control of such competitor.

On February 2, 2018, in connection with the Business Combination, InnoHold entered into a lock-up agreement with the Company and the Parent Representative (“Lock-Up Agreement”) with respect to the equity securities of both the Company and Purple LLC received in the Business Combination (the “Restricted Securities”). Pursuant to the Lock-Up Agreement, InnoHold agreed that it would not, from the Closing until the earliest of (x) the one year anniversary of the Closing, (y) the date on which the last sale price of the Class A Stock (or any successor publicly traded common equity security) equals or exceeds $12.00 per share (as equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (z) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of its Restricted Securities, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). However, InnoHold was allowed to transfer any of its Restricted Securities under certain limited exceptions, including to affiliates, to family members or to its equity holders, provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the Lock-Up Agreement. InnoHold was also permitted to transfer the Restricted Securities pursuant to an underwritten public offering to which all of the parties to the Lock-Up Agreement shall have consented. Upon its own terms the lock-up period expired on February 2, 2019.

On December 27, 2018, InnoHold distributed a certain number of its paired Class B Units and Class B Stock received in connection with the Business Combination to Terry Pearce and Tony Pearce, the Purple Founders. On March 11, 2019, InnoHold also agreed to distribute additional amounts of its paired Class B Units and Class B Stock to InnoHold Class B unit holders who are or had been employees of Purple LLC and received equity incentives in Purple LLC prior to the Business Combination, providing a way for those employees to be more directly incentivized by the equity awards that had been granted to them and to allow any future forfeitures of those equity awards to inure to the benefit of all stockholders.

During the year ended December 31, 2017 distributions in the amount of $4.3 million were made by Purple LLC under the First Purple LLC Agreement. No distributions have been made under the Second Purple LLC Agreement in 2018.

Purple LLC previously awarded incentive units to Purple Team LLC and Purple Team LLC awarded an equivalent number of Purple Team LLC incentive units to certain Purple LLC employees, including 4,000,000 incentive units to our former Chief Executive Officer Sam Bernards, and 1,000,000 to our Chief Legal Officer, Casey McGarvey. These awards were deemed for accounting purposes to be granted subsequent to December 31, 2016. Grants were memorialized with (a) an award agreement between Purple LLC, Purple Team LLC and each applicable employee, (b) an equity incentive plan of Purple LLC and Purple Team LLC and (c) ratifying consents of Purple LLC and Purple Team LLC. In connection with the Business Combination, Purple Team LLC merged with and into InnoHold and the incentive units previously issued to Purple Team LLC were cancelled and the members of Purple Team LLC received incentive units in InnoHold, on substantially the same terms as the Purple Team LLC incentive units previously issued. The incentive units vest ratably over the period set forth in the award agreement. However, holders of vested incentive units will receive no economic benefit until the holders of InnoHold’s preferred and Class A units receive their preferred return provided in InnoHold’s Amended and Restated Operating Agreement. The incentive units were subject to a $135 million threshold before they are eligible to participate in any economic benefits. Pursuant to the terms of InnoHold’s Amended and Restated Operating Agreement, forfeited incentive units are cancelled and no longer eligible for future issuance. On February 8, 2019, at the request of the Compensation Committee of the Company’s Board of Directors, InnoHold initiated a tender offer to each of these participants of incentive units in InnoHold to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. In total, it is anticipated that approximately 2.5 million shares of Class B Common Stock of the Company will be transferred to current and former employees of Purple LLC by InnoHold.

For a description of potential risks associated with the related-party transactions between the Company and InnoHold or EdiZONE, see “Risk Factors” in Item 1A of this report, including “We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in significant losses to the Company or otherwise adversely affect our operations and the value of our business”, “We operate in the highly competitive mattress, pillow and cushion industries, and if we are unable to compete successfully, we may lose customers and our sales may decline”, and “Purple LLC has licensed certain intellectual property to EdiZONE, LLC, which is owned by Tony and Terry Pearce via TNT Holdings, LLC, for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination, and some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.”

Policies and Procedures for Related Person Transactions

Our Audit Committee must review and approve any related person transaction we propose to enter into. Our Audit Committee charter details and, post-Business Combination, the amended charter of the Audit Committee of the post-Business Combination will provide, the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the company and our stockholders. A summary of such policies and procedures is as follows:

Any potential related party transaction that is brought to the Audit Committee’s attention will be analyzed by the Audit Committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At each of its meetings, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the Audit Committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the Audit Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the transaction, but may, if so requested by the Chairman of the Audit Committee, participate in some or all of the Audit Committee’s discussions of the transaction. Upon completion of its review of the transaction, the Audit Committee may determine to permit or to prohibit the transaction.

Director Independence

We have eight directors serving on our board of directors. Our Class A Common Shares are listed on the NASDAQ Capital Market. Using the definition of independence set forth in the rules of NASDAQ, our board of directors has determined that five of our directors are independent: Pano Anthos, Gary DiCamillo, Adam Gray, Gary A. Kiedaisch and Claudia Hollingsworth.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our principal accountants over the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and fees billed for other services. BDO USA, LLP was our principal accountant as of December 31, 2018.

(in thousands)

	2018	2017
Audit fees (1)	$929	$1,152
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$929	$1,152

(1)	Audit Fees consist of fees for the audit of the Company’s annual financial statements included in Form 10-K for 2018 and services in connection with the Business Combination and various statutory and regulatory filings in 2018 and 2017. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with the Business Combination or completing financial transactions during the respective fiscal years. The 2017 audit fees also include fees incurred for the 2016 and 2015 audits and related regulatory filings that include those audit periods.

Pre-approval Policies

Our policy has been for the Audit Committee to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to BDO USA, LLP. The Audit Committee has determined that the fees paid to BDO USA, LLP for services are compatible with maintaining BDO USA, LLP’s independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statements Schedule

All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.20	Board Observer and Indemnification Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Paul Zepf (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.21+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)

10.22+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.23+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.24†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.25+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.26	First Amendment to Credit Agreement dated January 28, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 31, 2019)
10.27	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.28	Amended and Restated Credit Agreement dated February 26, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.29	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.30	Amended and Restated Parent Guaranty dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.31	IP Security Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.32	Guarantor Security Agreement dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith
#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
+	Indicates management contract or compensatory plan.
†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Purple Innovation, Inc.

Alpine, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc., (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit/member deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah

March 14, 2019

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2018	2017
		(Revised)(1)
Assets
Current assets:
Cash and cash equivalents	$12,232	$3,593
Accounts receivable, net	10,241	4,182
Inventories, net	22,940	13,345
Prepaid inventory	790	1,296
Other current assets	1,494	492
Total current assets	47,697	22,908
Property and equipment, net	22,514	13,464
Intangible assets, net	1,493	1,267
Other long-term assets	5	22
Total assets	$71,709	$37,661

Liabilities and Equity
Current liabilities:
Accounts payable	$24,828	$21,131
Accrued sales returns	5,457	4,825
Accrued compensation	2,691	2,097
Customer prepayments	7,522	3,213
Accrued sales tax	5,538	8,466
Other accrued liabilities	2,509	1,451
Current portion of long-term obligations	32	29
Total current liabilities	48,577	41,212
Long-term debt	—	8,000
Long-term debt, related-party	21,411	—
Other long-term liabilities and obligations, net of current portion	3,732	2,368
Total liabilities	73,720	51,580
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,731 issued and outstanding at December 31, 2018	1	—
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at December 31, 2018	4	—
Additional paid-in capital	3,655	—
Accumulated deficit	(4,322)	—
Total stockholders’ deficit	(662)	—
Noncontrolling interest	(1,349)	—
Member deficit	—	(13,919)
Total deficit	(2,011)	(13,919)
Total liabilities and deficit	$71,709	$37,661

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

 (In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
		(Revised)(1)
Revenues, net	$285,791	$196,859
Cost of revenues	173,189	111,841
Gross profit	112,602	85,018
Operating expenses:
Marketing and sales	103,820	79,139
General and administrative	23,581	13,239
Research and development	2,095	1,387
Total operating expenses	129,496	93,765
Operating loss	(16,894)	(8,747)
Other income (expense):
Other income	1,013	9
Interest expense	(3,733)	(81)
Total other expense	(2,720)	(72)
Net loss	$(19,614)	$(8,819)
Net loss attributable to noncontrolling interest	(15,292)	—
Net loss attributable to Purple Innovation, Inc.	$(4,322)	$(8,819)
Net loss per common share—basic and diluted	$(0.51)	$(1.05)
Weighted average common shares outstanding—basic and diluted	8,418	8,389

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

 Consolidated Statements of Stockholders’ Deficit / Member Deficit

(In thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit	Deficit
									(Revised)(1)
Balance - December 31, 2016	—	$—	—	$—	$—	$—	$—	$—	$(812)	$(812)
Net loss	—	—	—	—	—	—	—	—	(8,819)	(8,819)
Member Distributions	—	—	—	—	—	—	—	—	(4,288)	(4,288)
Balance - December 31, 2017	—	—	—	—	—	—	—	—	(13,919)	(13,919)
Net loss	—	—	—	—	—	(4,322)	(4,322)	(19,616)	4,324	(19,614)
Effect of the Business Combination:
Proceeds and shares issued in the Business Combination	9,683	1	44,071	4	(1,523)	—	(1,518)	18,267	9,595	26,344
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Stock-based compensation	—	—	—	—	487	—	487	—	—	487
Issuance of common stock	48	—	—	—	—	—	—	—	—	—
Balance – December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$—	$(2,011)

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
		(Revised)(1)
Cash flows from operating activities:
Net loss	$(19,614)	$(8,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,195	741
Non-cash interest	2,510	6
Stock-based compensation	487	—
Loss on disposal of property and equipment	95	10
Bad debt	—	1
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,059)	(1,855)
Increase in inventories, net	(9,595)	(8,010)
Increase in prepaid inventory and other assets	(520)	(838)
Increase in accounts payable	3,783	13,847
Increase in accrued sales returns	632	2,771
Increase in accrued compensation	594	287
Increase (decrease) in customer prepayments	4,309	(941)
Increase (decrease) in other accrued liabilities	(474)	7,800
Net cash provided by (used in) operating activities	(21,657)	5,000

Cash flows from investing activities:
Purchase of property and equipment	(11,325)	(7,579)
Investment in intangible assets	(327)	(1,149)
Net cash used in investing activities	(11,652)	(8,728)

Cash flows from financing activities:
Proceeds from the Business Combination	26,344	—
Proceeds from related-party debt	24,000	—
Proceeds from draw on line of credit	—	8,000
Payments on line of credit	(8,000)	—
Payments on related-party notes payable	—	(300)
Payments on long-term obligations	(29)	(58)
Payments for debt issuance costs	(367)	(46)
Member distributions	—	(4,288)
Net cash provided by financing activities	41,948	3,308

Net increase (decrease) in cash	8,639	(420)
Cash and cash equivalents, beginning of the year	3,593	4,013
Cash and cash equivalents, end of the year	$12,232	$3,593

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,384	$46

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$463	$549
Assignment of founder shares and sponsor warrants	$4,691	$—
Equipment acquired through capital lease	$—	$129

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc”), is a comfort innovation company which designs and manufactures products to improve how people live. The Company designs and manufactures a range of comfort technology products, including mattresses, pillows, cushions and other products, using its proprietary Hyper-Elastic Polymer® technology designed to improve comfort. The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners and third-party online retailers.

The Company was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses. On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which the Company acquired a portion of the equity of Purple Innovation, LLC (“Purple LLC”). At the closing of the Business Combination (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc.

As the sole managing member of Purple LLC, Purple Inc through its officers and directors is responsible for all operational and administrative decision making and control of all the day-to-day business affairs of Purple LLC without the approval of any other member, unless specified in the amended operating agreement.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC.

The Business Combination was structured similar to a reverse recapitalization. The historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Purple LLC prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods presented.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the financial position, results of operations and cash flows of the Company. As an emerging growth company, Purple Inc has elected to use extended transition periods available to private companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2018, Purple Inc had approximately 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. At December 31, 2018, InnoHold and other Purple LLC Class B Unit holders had approximately 82% of the economic interest in Purple LLC; however, InnoHold and other Purple LLC Class B Unit holders have disproportionally fewer voting rights, and is shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 11—Stockholders’ Deficit and Member Deficit, “—Noncontrolling Interest.”

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Correction of Immaterial Misstatements in Prior Period Financial Statements

During 2018, the Company identified errors that caused an overstatement of previously reported net inventory and prepaid inventory. The error in net inventory related primarily to a process deficiency in the physical inventory count and reconciliation process that resulted in an overstatement of certain inventory items. The error in prepaid inventory related to the process deficiency in the tracking and reconciling of deposits made to overseas suppliers for inventory orders. The correction of these errors reduced net inventory and prepaid inventory by $2.5 million and $0.9 million, respectively, as of December 31, 2017 and increased cost of revenues in an amount of $3.4 million for the year ended December 31, 2017. The errors had no impact on net cash provided by operating activities.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of our previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections as of and for the year ended December 31, 2017:

	As of and for the Year Ended December 31, 2017
(In thousands, except per share amounts)	As Previously Reported	Adjustment(1)	As Revised
Consolidated Balance Sheet:
Inventory, net	$15,799	$(2,454)	$13,345
Prepaid inventory	2,219	(923)	1,296
Total current assets	26,285	(3,377)	22,908
Total assets	41,038	(3,377)	37,661
Member deficit	(10,542)	(3,377)	(13,919)
Total liabilities and member deficit	41,038	(3,377)	37,661
Consolidated Statement of Operations:
Cost of revenues	108,464	3,377	111,841
Gross profit	88,395	(3,377)	85,018
Operating loss	(5,370)	(3,377)	(8,747)
Net loss	(5,442)	(3,377)	(8,819)
Net loss attributable to Purple Innovation, Inc.	(5,442)	(3,377)	(8,819)
Net loss per common share - basic and diluted	(0.65)	(0.40)	(1.05)
Consolidated Statement of Cash Flows:
Net loss	(5,442)	(3,377)	(8,819)
Increase in inventories	(10,464)	2,454	(8,010)
Increase in prepaid inventory and other assets	(1,761)	923	(838)

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2018 and 2017 was not material.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Cost is calculated using the average cost method. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. As of December 31, 2018 and 2017, the reserve for inventory obsolescence was $0.7 million and $0.2 million, respectively.

Prepaid Inventory and Other Current Assets

The Company has made payments and deposits for inventories, subscriptions and other products and services that will be received, consumed or used in a future period in the amounts of $2.3 million and $1.8 million as of December 31, 2018 and 2017, respectively.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 17 years, as follows:

Years
Equipment	10
Furniture and fixtures	7
Computer equipment and software	3
Leasehold improvements	10-17

Major renewals and betterments that extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of the leasehold improvements or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Assets under capital lease are included within equipment and represent non-cash investing activities. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in the statement of operations.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Intangible Assets

Intangible assets consist of legal costs for obtaining patents for developed technologies, legal cost of trademarks, cost for the acquisition and development of internal-use software and the acquisition of an internet domain name. Patents that have been issued are being amortized using the straight-line method over their estimated useful lives of 14 to 18 years. Costs incurred for patents that are pending issuance are capitalized but do not begin amortization until they are issued. The internet domain name is being amortized using the straight-line method over its estimated useful life of 15 years. Trademarks have indefinite lives and are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Internal-use software has been placed into service and is being amortized over its useful life of 3 years. No impairments on intangible assets were recorded during the years ended December 31, 2018 or 2017.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any indicators of impairment for the years ended December 31, 2018 or 2017.

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

In the fourth quarter of 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (5) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, including limiting utilization of net operating loss carryforwards to 80% of taxable income. The most significant impact of these changes to the Company is the reduction of the federal corporate tax rate to 21 percent.

Purple LLC, the Company’s accounting predecessor, is a limited liability company treated as a partnership for U.S. federal income tax purposes that is not subject to U.S. federal income tax.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales in the accompanying consolidated statements of operations.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $91.8 million and $72.6 million for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company generates revenues from the sale of its products. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue is reported net of estimated sales returns and discounts and excludes sales taxes. As part of the Company’s normal course of business, sales taxes are collected from customers and are remitted, in a timely manner, to the appropriate governmental tax authority. The Company’s policy is to present revenue and costs, net of sales taxes.

With the exception of third-party “white glove” delivery and certain wholesale partners, revenue generated from product sales is recognized when the inventory is shipped to the customer, which is when title passes to the customer. Revenue generated from sales that are fulfilled through third-party “white glove” delivery is recognized when the inventory is delivered to the customer and any required set up and removal services are complete. Revenue generated from certain wholesale partners is recognized when the inventory is delivered to the wholesale partner’s warehouse.

The Company does not normally charge additional amounts above list price to the customer for shipping and handling. Orders with an exceptionally high shipping cost may result in an additional charge to the customer with those amounts recorded as revenue under the same policy as product revenue. Shipping costs are recorded as a component of cost of revenues.

Customer prepayments consist of cash amounts, including sales tax, transacted with customers prior to product delivery. At December 31, 2018 and 2017, $7.5 million and $3.2 million, respectively, were included in current liabilities in the accompanying balance sheets.

Cost of Revenues

Costs associated with net revenues are recorded in cost of revenues in the same period in which related sales have been recorded. Cost of revenues includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Sales Returns

The Company offers up to 100-days to return a mattress or pillow and up to 30-days to return a seat cushion for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of the revenue recognized by the amount of the estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year. As of December 31, 2018 and 2017, $5.5 million and $4.8 million, respectively, were included as accrued sales returns on the accompanying balance sheets.

The Company had the following activity for sales returns:

	Years Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$4,825	$2,054
Additions that reduced net sales	33,543	19,779
Deduction from reserves for current year returns	(32,911)	(17,008)
Balance at end of period	$5,457	$4,825

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.  As of December 31, 2018 and 2017, $0.9 million and $0.6 million of accrued warranty expense is included as a component of other accrued liabilities in current liabilities and $1.1 million and $0.4 million of accrued warranty expense is included in other long-term liabilities on the Company’s accompanying balance sheets, respectively.

The Company had the following activity for warranties:

	Years Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$1,037	$502
Additions charged to expense for current year sales	2,199	1,222
Deduction from reserves for current year claims	(1,227)	(687)
Balance at end of period	$2,009	$1,037

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Refer to Note 8 – Long-Term Debt and Obligations.

Fair Value Measurements

The Company uses the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1—Quoted market prices in active markets for identical assets or liabilities;

Level 2—Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the years ended December 31, 2018 or 2017. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued expenses and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instrument was estimated based on Level 2 inputs using the contractual terms of the debt instruments and market-based expectations. Refer to Note 8 – Long-Term Debt and Obligations.

Stock Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period. During 2018, the Company granted stock awards under the 2017 Equity Incentive Plan to members of the Company’s board of directors for services performed. Stock based compensation for these stock awards was determined on the grant date based on the publicly quoted closing price of our common stock and was expensed on the grant date since all the awards were immediately vested. The Company granted stock options outside of the Company’s 2017 Equity Incentive Plan as an equity inducement to Joseph B. Megibow, the Company’s Chief Executive Officer. The Company granted stock options under the Company’s 2017 Equity Incentive Plan to Mark A. Watkins, the Company’s Chief Financial Officer. Stock based compensation for these stock options awarded was determined using the Black-Scholes option valuation model to calculate the value of options at the date of grant and expensed on a straight-line basis over the four-year vesting period. Option pricing models require the input of highly subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC, Purple LLC granted incentive units to Purple Team LLC, an entity for the benefit of certain employees of the Company who were participants in that plan. These incentive units were non-voting and the unit holders only participate in potential liquidating distributions after a future majority sale of Purple LLC. Incentive unit holders were only eligible to participate after the distribution threshold of approximately $135.0 million was met. The majority sale and $135.0 million threshold were considered performance conditions of the incentive units.

In conjunction with the Business Combination, Purple Team, LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met and in accordance with the same vesting schedule that had existed at the time of the initial grant. The $135.0 million threshold is considered a performance condition. As of December 31, 2018, the remaining threshold is approximately $96.6 million. The Company determined that the incentive units are accounted for as a liability in the books of InnoHold. This requires the fair value of the award to be determined at each reporting date with the change in fair value recorded in earnings and an increase in additional paid in capital in the books of the Company. The awards have a performance condition and the compensation expense is recognized when it is probable the performance condition will be achieved. The Company has concluded that the performance condition had not occurred as of December 31, 2018. Therefore, as of December 31, 2018 and 2017, no compensation expense has been recognized. Refer to Note 13 – Equity Compensation Plans. However, sometime soon after March 14, 2019 when there is a distribution to InnoHold’s Class B unit holders of a percentage of its Class B Common Units in Purple LLC and Class B Common Stock in Purple Inc in exchange for the cancellation of their units in InnoHold, which distribution will occur without regard for the threshold performance condition, the Company has concluded that the threshold performance condition will no longer exist. Accordingly, a portion of the distribution attributed to the threshold will be considered by the Company to be a compensation expense and will be recognized in 2019.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Net Loss Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of December 31, 2018 or in prior periods. Basic net income (loss) per common share is calculated by dividing net income available (loss attributable) to common stockholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company’s outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock. As of December 31, 2018, there was no impact from these methods on net loss per share due to the net loss position of the Company and the anti-dilutive impact.

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2018. The adoption did not have a material impact on the consolidated financial statements or related disclosures.

New Accounting Pronouncements, Not Yet Adopted

New Revenue Guidance

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates are effective for public companies for annual periods beginning after December 15, 2017, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the Company has elected to adopt this standard for its annual and interim periods beginning January 1, 2019. The Company has the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company will adopt Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2019.

The Company has assessed the implementation of Topic 606 and has evaluated each of the five steps in Topic 606, which are as follows: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations; and (5) Recognize revenue when (or as) performance obligations are satisfied.

The Company’s conclusion is that reported revenue will not be affected materially in any period due to the adoption of Topic 606 because: (1) the Company has identified similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon shipment or delivery under both Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract is not affected materially in any period due to the adoption of Topic 606.

There are certain considerations related to accounting policies, business processes, and internal control over financial reporting that are associated with implementing Topic 606. The Company is currently evaluating its policies, processes, and control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

New Lease Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods within annual periods beginning January 1, 2021. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. Upon adoption, the Company anticipates a material increase in assets and liabilities due to the recognition of the right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

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

3. Business Combination

On February 2, 2018, upon consummation of the Business Combination, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, the following occurred:

-	GPAC was renamed “Purple Innovation, Inc.” and the operating agreement of Purple LLC was amended so that, among other changes, the existing single class of common membership units was reclassified into two new classes of units, Class A membership units (the “Class A Units”) and Class B membership units (the “Class B Units”).

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

-	9.7 million Class A Units were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc as the sole managing member of Purple LLC. As the sole managing member, Purple Inc operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc has a minority economic interest in Purple LLC, Purple Inc has the sole voting interest in and control of the management and operations of Purple LLC.
-	44.1 million Class B Units were issued and solely held by InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. See Note 9—Commitments and Contingencies “—Indemnification Obligations” for discussion of terms related to Class B Stock and Class B Units held in an escrow account.
-

Purple Inc amended its articles of incorporation and renamed its existing common stock as Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) (refer to Note 11—Stockholders’ Deficit and Member Deficit for a description of the Class A Stock and Class B Stock).

-	Purple LLC initially obtained approximately $25.9 million in cash at the Business Combination date for working capital needs. Subsequent to the Business Combination date, a final closing reconciliation was performed resulting in an additional $0.4 million in cash to be received by Purple LLC from InnoHold, for a total of $26.3 million in cash received.

4. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2018	2017
		(Revised)(1)
Raw materials	$10,763	$10,829
Work-in-process	521	308
Finished goods	12,364	2,450
Inventory obsolescence reserve	(708)	(242)
Inventories, net	$22,940	$13,345

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

5. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2018	2017
Equipment	$15,465	$3,670
Equipment in progress	2,895	8,609
Leasehold improvements	3,359	1,265
Furniture and fixtures	2,817	469
Office equipment	799	168
Equipment under capital lease	159	159
Total property and equipment	25,494	14,340
Accumulated depreciation	(2,980)	(876)
Property and equipment, net	$22,514	$13,464

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2018 or December 31, 2017.

Depreciation expense was $2.1 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

6. Intangible Assets

The following table provides the components of intangible assets:

		As of December 31, 2018			As of December 31, 2017
(in thousands,	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
except useful life)	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
Trademarks		$67	$—	$67	$64	$—	$64
Definite-lived amortizing:
Patents(1)	14-18	564	(6)	558	297	(2)	295
Internet domain	15	900	(70)	830	900	(10)	890
Internal-use software (in process)	3	46	(8)	38	18	—	18
Intangible assets, net		$1,577	$(84)	$1,493	$1,279	$(12)	$1,267

(1)	The Company has incurred approximately $0.5 million in costs for patents that are currently pending issuance and are not being amortized.

Amortization expense for definite-lived intangible assets was $0.1 million for the year ended December 31, 2018. There was minimal amortization expense in 2017. There were no impairment charges related to intangible assets in 2018 or 2017.

Estimated amortization expense for intangible assets is expected to be as follows for the next five years:

(in thousands)
Year ended December 31,
2019	$79
2020	79
2021	71
2022	63
2023	63
Thereafter	568
Total	$923

7. Other Current Accrued Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2018	2017
Warranty accrual - current portion	$893	$640
Website commissions	823	558
Accrued expenses	363	177
Co-op advertising, rebates, promotions	430	—
Rent - related party	—	76
Total other current accrued liabilities	$2,509	$1,451

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Website commissions represent the costs associated with arrangements the Company has with third party websites to send e-commerce traffic to the Company’s website to purchase products online.

8. Long-Term Debt and Obligations

Long-term debt consists of the following as of December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017
Coliseum credit agreement (related-party)	$26,647	$—
Wells Fargo line of credit	—	8,000
Total long-term debt	26,647	8,000
Less: unamortized debt issuance costs and discounts	(5,236)	—
Total long-term debt and obligations, net	$21,411	$8,000

Long-term obligations consist of the following as of December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017
Deferred rent expense	$2,531	$1,855
Warranty accrual – long term portion	1,116	396
Capital leases	117	146
Total long-term obligations	3,764	2,397
Less: current portion of long-term obligations	(32)	(29)
Long-term obligations, net of current portion	$3,732	$2,368

Coliseum Credit Agreement (Related-Party)

(in thousands)	Principal Borrowings Outstanding	Unamortized Debt Issuance Costs and Discounts	Net Carrying Value	Interest Rate	Maturity Date
Coliseum credit agreement (related-party)	$26,647	(5,236)	21,411	12.0%	February 2023

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. As part of the Credit Agreement, Global Partner Sponsor I LLC (the “Sponsor”) agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement bears interest at a fixed rate of 12.0% per annum and matures on February 2, 2023. Interest accrues and is payable on the last business day of each fiscal quarter during the term of the Credit Agreement. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amounts of the Credit Agreement. The Credit Agreement provides for certain remedies to the Lenders in the event of customary events of default. The Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants. While any amounts are outstanding under the Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20.0 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10.0 million and (iii) incurring asset-based loans in excess of $20.0 million, subject to limited exceptions. Purple LLC is also restricted from making distributions or other payments on its membership interest, subject to limited exceptions. The Company was in compliance with all covenants as of December 31, 2018.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares (as defined in Note 11 - Stockholders’ Deficit and Member Deficit) and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the Business Combination was $6.1 million. As of December 31, 2018, $0.9 million has been expensed with $5.2 million of unamortized costs and discounts to be amortized over the remaining life of the note using the effective interest method.

Interest expense related to the Credit Agreement was $2.8 million for the year ended December 31, 2018. No interest expense under this agreement was incurred in 2017. Of the interest expense incurred in 2018, $1.6 million was paid-in-kind through additions to the principal amount and $1.2 million was paid in cash.

The Credit Agreement is not recorded at fair value on a recurring basis but is carried at cost. At December 31, 2018, the fair value of the Credit Agreement is $24.8 million.

Wells Fargo Line of Credit

In October 2017, the Company entered into an agreement with Wells Fargo Bank for a $10 million revolving line of credit for working capital requirements and general corporate purposes (“LOC”). The LOC had an interest rate equal to 4.56% as of December 31, 2017 and interest was to be paid by the Company on a quarterly basis. All outstanding principal balance of the LOC was due and payable in full on October 8, 2019. The LOC was secured by inventory assets of the Company. The LOC had an unused commitment fee to be paid quarterly commencing January 1, 2018, equal to 0.25% of the daily unused amount of the LOC. The LOC also included certain covenants made by the Company including making payments on time, providing timely audited financial statements, maintaining adequate insurance, maintaining an EBITDA not less than $0.5 million based on a rolling 4-quarter basis, asset coverage ratio not less than 1.5 to 1, no capital expenditures greater than $10 million in any fiscal year and other usual and customary covenants. As of December 31, 2017, the Company had drawn $8 million on the LOC and had an additional borrowing capacity of $2.0 million. As of December 31, 2017, the Company was in breach of terms of the agreement by failing to facilitate collateral audits in accordance with the provisions of the agreement. The Company received a waiver from Wells Fargo Bank of its default rights so long as the Company facilitated collateral audits by January 19, 2018. The Company delivered the collateral audit information to Wells Fargo by the respective deadline. In February 2018, the Company paid off and closed the LOC with Wells Fargo Bank by paying $8.1 million in cash including accrued interest and fees.

Capital Leases

The Company has acquired equipment valued at $0.2 million pursuant to numerous capital lease agreements. The terms of the leases range from 36 to 60 months with interest rates between 4.95 and 17.44 percent and have minimal monthly payments. The obligations are collateralized by the related equipment.

Future Obligations

As of December 31, 2018, the scheduled maturities of long-term debt outstanding and future minimum payments under the capital leases are as follows:

(in thousands)
Year ended December 31,
2019	$32
2020	32
2021	32
2022	21
2023	26,647
Thereafter	—
Total	$26,764

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

9. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. During the year ended December 31, 2017 distributions in the amount of $4.3 million were made by Purple LLC under the First Purple LLC Agreement. No distributions have been made under the Second Purple LLC Agreement in 2018.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The early termination charge is $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of December 31, 2018, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under two non-cancellable operating leases. Building space for its headquarters facility in Alpine, Utah is leased from TNT Holdings, LLC, an entity that prior to the Business Combination was under common control with InnoHold which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with the option for a 5-year extension. The Company also leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company recognizes rent expense on lease payments, including those with rent escalations and rent free periods, on a straight-line basis over the lease term, which includes the extension option periods. During the year ended December 31, 2018 and 2017, the Company recognized rent expense in the amount of $3.5 million and $3.5 million, respectively. At December 31, 2018 and 2017, deferred rent of $2.5 million and $1.9 million, respectively all of which is long-term and is included in other long-term liabilities on the accompanying balance sheets.

Minimum future lease payments for the base rent period, excluding extension option periods, at December 31, 2018, are as follows:

(in thousands)	Related
Year ended December 31,	Party	Other	Total
2019	$968	$1,946	$2,914
2020	1,006	2,015	3,021
2021	1,045	2,084	3,129
2022	1,084	178	1,262
2023	1,122	—	1,122
Thereafter	4,580	—	4,580
Total	$9,805	$6,223	$16,028

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In exchange, the Company is offered a discount per gallon. As of December 31, 2018, approximately $7.2 million remains on the purchase contract. The Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of December 31, 2018, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

Rights of Securities Holders

The holders of certain Warrants exercisable into Class A Stock and certain other unregistered Class A Stock were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants), and certain unregistered shares of Class A Common Stock. The registration statement was declared effective on April 3, 2018.

Purple LLC Class B Unit Exchange Right

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

Holders of Class B Units may elect to exchange all or any portion of their Class B Units (together with an equal number of shares of Class B Stock) as described above by delivering a notice to Purple LLC. However, the Class B Units (together with an equal number of shares of Class B Stock) may not be exchanged during a lock-up period ending on the earliest of (x) the one year anniversary of the Closing, (y) the date on which the last sale price of the Class A Stock (or any successor publicly traded common equity security) equals or exceeds $12.00 per share (as equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (z) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange either equity holdings in the Company for cash, securities or other property. The exchange will occur automatically upon the occurrence of a change of control or sale of substantially all of the assets of the Company or Purple LLC. The lock-up period ended on the one-year anniversary of the Closing, as set forth above, on February 2, 2019.

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

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The Company and each holder of Class B Units shall bear its own expense regarding the exchange except that the Company shall be responsible for transfer taxes, stamp taxes and similar duties.

Maintenance of One-to-One Ratios.

The Second Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A Stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar stockholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A Stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in InnoHold having a voting interest in the Company that is identical to InnoHold’s economic interest in Purple LLC.

Non-Income Related Taxes

The U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No.17-494, reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. The Company currently collects and reports on sales tax in all states in which it does business. However, the application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Legal Proceedings

On January 9, 2018, Chris Knudsen filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen is a former consultant to Purple LLC. His contract with the Company ended in March 2016. Mr. Knudsen alleges that Purple LLC orally agreed before the end of his consulting contract to appoint him as its chief executive officer beginning April 2016. Mr. Knudsen also contends that Purple LLC orally agreed to immediately issue him 4% of Purple LLC’s equity at the time of his appointment as chief executive officer. Mr. Knudsen alleges that Purple LLC breached these alleged oral agreements when it did not appoint him as chief executive officer on April 1, 2016 and did not provide any equity interests to him. Mr. Knudsen alleges that Purple LLC owes him a sum of $44 million for his purported equity stake in Purple LLC, plus interest, based on an initially announced $1.1 billion valuation in connection with the initial announcement of the Business Combination. Mr. Knudsen also seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC has responded to the complaint and denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer, denies that it reached an agreement to provide equity to Mr. Knudsen, believes that this lawsuit is without merit and intends to vigorously contest it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims.

Purple LLC filed a lawsuit against Honest Reviews, LLC (“HMR”), Ryan Monahan (“Mr. Monahan”), Social Media Sharks, LLC and GhostBed, Inc. (“GhostBed”), Marc Werner and Ashley Werner (collectively, the “Defendants”), alleging that the Defendants are working together on a competitive campaign to intentionally disseminate false and misleading statements regarding the safety of the Company’s mattresses, while at the same time failing to disclose to the public the fact that Mr. Monahan has, since 2015, provided significant digital marketing services to GhostBed, for which his company received substantial compensation. The Defendants have published a number of articles and related materials claiming, without substantiation, that the non-toxic anti-tack powder used in connection with the Company’s products can cause respiratory distress, exacerbate asthma or other respiratory conditions, and cause cancer or even death. Defendants have widely published these materials, including on the HMR website, honestmattressreviews.com, and all of associated HMR social media pages. On September 22, 2017, the United States District Court in Utah issued a preliminary injunction requiring full disclosure of the relationship between GhostBed and Monahan on the HMR website and social media, the removal of certain prior articles and other content regarding the Company, the anti-tack powder, and the lawsuit from the HMR website and social media, and requiring that any future posts by the Defendants regarding the Company or the lawsuit be accompanied by a full disclosure of the relationship between Monahan and GhostBed. On February 12, 2018, the Court sanctioned the Defendants for their untruthful and misleading statements to the Court by awarding $0.2 million in attorneys’ fees to Purple LLC and dismissing GhostBed’s counterclaims against Purple LLC. Subsequent to December 31, 2018, the parties have settled Purple LLC’s lawsuit against Honest Reviews, LLC, Ryan Monahan, and Social Media Sharks, LLC (collectively, “the Monahan Defendants”), and GhostBed, Inc. (“GhostBed”), Marc Werner, and Ashley Werner (collectively, the “GhostBed Defendants”), which had been pending since February 2017. As part of the settlements, the Monahan Defendants and the GhostBed Defendants stipulated to the entry of permanent injunctions against them, which are now binding and on file with the court.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

On October 5, 2018 (the “Petition Date”), Mattress Firm and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions for bankruptcy pursuant to chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  As of the Petition Date, according to the Debtors’ chapter 11 petition, Purple LLC held an unsecured claim against the Debtors in the amount of $3.5 million.  Also on October 5, 2018, the Debtors filed a Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”).  The Plan proposed that holders of general unsecured claims be paid in full, in cash either in the ordinary course of business or upon the date that Plan becomes effective.  The Debtors also filed a motion for and obtained Bankruptcy Court authorization to pay undisputed prepetition claims for goods and services related to their operations in the ordinary course of business, subject to certain conditions (the “Pay All Order”).  The Plan was confirmed by the Bankruptcy Court and became effective on November 21, 2018.  All of Purple LLC’s claims and rights, as they existed on the Petition Date were unaltered by the bankruptcy case.  The debtors have fully paid the amount of the unsecured claim Purple LLC held as of the Petition Date.

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

10. Related-Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are Lenders under the Credit Agreement (see Note 8 – Long Term Debt and Obligations). The Lenders in aggregate had $26.6 million in principal borrowings outstanding as of December 31, 2018, comprised of $25.0 million in original loan amount and $1.6 million in capitalized interest. The Company made interest payments to the Lenders in the amount of $1.2 million during the year ended December 31, 2018. On February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan of $10. 0 million was funded.

Purple LLC Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold, LLC (herein “InnoHold”) (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s board of directors (the “Purple Founders”). InnoHold is a majority shareholder of the Company.

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with EdiZONE, effective January 1, 2017, pursuant to which each of Purple LLC and EdiZONE agreed to provide certain operational and administrative support services to the other. Pursuant to the Shared Services Agreement, Casey McGarvey, the Company’s Chief Legal Officer, and other employees of Purple LLC provided services to EdiZONE. Mr. McGarvey also provided similar services under this agreement to InnoHold, the controlling member of Purple Inc, and other entities beneficially owned by Terry Pearce and Tony Pearce. In the year ended December 31, 2018, the total amount of expenses owed to Purple LLC by all of these other companies for all services under the Shared Services Agreement was approximately $2,600. Following the closing of the Business Combination on February 2, 2018, Mr. McGarvey stopped providing services to and withdrew from any and all legal representation of EdiZONE, InnoHold and all other entities in which Terry Pearce and Tony Pearce have an interest other than the Company.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $1.2 million and $1.0 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2018 and 2017, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010.

On November 1, 2017, Purple LLC and EdiZONE executed the Confidential Assignment and License Back Agreement (the “Prior License Agreement”), pursuant to which EdiZONE assigned substantially all of its intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE such intellectual property for use outside the consumer comfort and cushioning field of use reserved by Purple LLC, except for certain pre-existing third-party licensees. EdiZONE also agreed to notify Purple LLC of any breach of a third-party license agreement relating to consumer comfort intellectual property or consumer comfort products and Purple LLC reserved the right to enforce EdiZONE’s rights with respect to such violations, provided that Purple LLC agreed to pay the costs of such enforcement and to indemnify EdiZONE for any losses arising therefrom. EdiZONE further agreed not to extend such third-party licenses or waive any such violations, or to settle any claim with respect thereto, without Purple LLC’s consent. In addition, EdiZONE also agreed to not sell or transfer any of its assets or assign any intellectual property or licenses relating to certain consumer comfort products and related intellectual property without Purple LLC’s consent. EdiZONE, prior to the Business Combination, granted third-party licenses in the consumer comfort and cushioning field of use, and the Prior License Agreement allowed EdiZONE to maintain these existing license agreements. On March 14, 2018, Purple LLC and EdiZONE further amended and restated the Prior License Agreement to correct some inconsistencies in the Prior License Agreement.

On November 9, 2018, Purple LLC and EdiZONE executed a Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”), pursuant to which EdiZONE continues to assign all of its comfort and cushioning intellectual property to Purple LLC and Purple LLC licensed back to EdiZONE certain intellectual property for use limited to certain license agreements EdiZONE had entered into with third parties. The Revised License Agreement allows EdiZONE to honor its prior-granted licenses of intellectual property to certain licensees who are or may in the future be competitors of the Company, including one competitor that now competes directly with the Company through some of the Company’s retail partners domestically and another competitor licensed to sell mattresses in the European Union. The Revised License Agreement clarifies the scope of the intellectual property assigned to Purple LLC and the subset of such intellectual property licensed back to EdiZONE by limiting EdiZONE’s license to only those uses that will enable EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. The Revised License Agreement also eliminates the license back to EdiZONE of intellectual property for uses unrelated to the existing contracts, which expands Purple LLC’s ownership of cushioning technologies that are additional to its current Hyper-Elastic Polymer technologies. The Revised License Agreement also modifies EdiZONE’s confidentiality obligations to be consistent with the above-described changes. The Company determined that EdiZONE is not a VIE as neither the Company nor Purple LLC have a controlling financial interest in EdiZONE.

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

On February 2, 2018, in connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold. Pursuant to the Tax Receivable Agreement, the Company is required to pay InnoHold 80% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change of control of the Company) as a result of the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Merger Agreement and the exchange of the Class B Units (together with an equal number of shares of Class B Stock) for Class A Stock. The Company would retain the remaining 20% of cash savings, if any, realized. All payments of tax savings to InnoHold will be the Company’s obligation, and not that of Purple LLC (see Note 15 – Income Taxes).

On February 2, 2018, in connection with the Business Combination, the Company entered into the Registration Rights Agreement with InnoHold and the Parent Representative. Under the Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Stock issued in exchange for the Equity Consideration pursuant to the Exchange Agreement) (the “Registrable Securities”) so long as such shares are not then restricted under the Lock-Up Agreement (defined below). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total), so long as such shares are not then restricted under the Lock-Up Agreement. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to InnoHold as to the proposed filing and offer InnoHold an opportunity to register the sale of such number of Registrable Securities as requested by InnoHold in writing. In addition, subject to certain exceptions, InnoHold is entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of its Registrable Securities on Form S-3 and any similar short-form registration that may be available at such time.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

On February 2, 2018, in connection with the Business Combination, InnoHold and Terry Pearce and Tony Pearce, who together own a majority of InnoHold (collectively with InnoHold, the “Sellers”), entered into the Non-Competition Agreement with the Company, Purple LLC and their respective successors, affiliates and subsidiaries (referred to as the “Covered Parties”). Pursuant to the Non-Competition Agreement, for a period from the Closing until three years thereafter (or if later, until the one year anniversary of the date on which the Sellers, their affiliates or any of their respective officers, directors or employees are no longer directors, officers, managers or employees of the Company (the “Termination Date”)), each Seller and its affiliates will not, without the Company’s prior written consent, directly or indirectly engage in (or own, manage, finance or control, or become engaged or serve as an officer, director, employee, member, partner, agent, consultant, advisor or representative of), an entity that engages in the business of (i) designing and manufacturing comfort technology products worldwide to improve how people live, including mattresses, pillows, platform bases and cushions, and (ii) marketing, licensing and selling its products worldwide through direct-to-consumer, traditional retail channels and partnerships (collectively, the “Business”) anywhere in the world, subject to certain specified exceptions for existing relationships. However, the Covered Parties and their affiliates are permitted under the Non-Competition Agreement to own passive portfolio company investments of no more than 2% in a competitor of the Covered Parties, so long as the Sellers, their affiliates and their respective stockholders, directors, officer, managers and employees who were involved with the business of the Covered Parties are not involved in the management or control of such competitor.

On December 27, 2018, InnoHold distributed a certain number of its paired Class B Units in Purple LLC and Class B Stock in Purple Inc received in connection with the Business Combination to Terry Pearce and Tony Pearce, the Purple Founders.  On March 11, 2019, InnoHold also agreed to distribute additional amounts of its paired Class B Units and Class B Stock to InnoHold Class B unit holders who are or had been employees of Purple LLC and received equity incentives in Purple LLC prior to the Business Combination, providing a way for those employees to be more directly incentivized by the equity awards that had been granted to them.

During the year ended December 31, 2017 distributions in the amount of $4.3 million were made by Purple LLC under the First Purple LLC Agreement. No distributions have been made under the Second Purple LLC Agreement in 2018.

Purple LLC previously awarded incentive units to Purple Team LLC and Purple Team LLC awarded an equivalent number of Purple Team LLC incentive units to certain Purple LLC employees, including 4,000,000 incentive units to our former Chief Executive Officer Sam Bernards and 1,000,000 to the Company’s Chief Legal Officer, Casey McGarvey. These awards were deemed for accounting purposes to be granted subsequent to December 31, 2016. Grants were memorialized with (a) an award agreement between Purple LLC, Purple Team LLC and each applicable employee, (b) an equity incentive plan of Purple LLC and Purple Team LLC and (c) ratifying consents of Purple LLC and Purple Team LLC. In connection with the Business Combination, Purple Team LLC merged with and into InnoHold and the incentive units previously issued to Purple Team LLC were cancelled and the members of Purple Team LLC received incentive units in InnoHold, on substantially the same terms as the Purple Team LLC incentive units previously issued. The incentive units vest ratably over the period set forth in the award agreement. However, holders of vested incentive units will receive no economic benefit until the holders of InnoHold’s preferred and Class A units receive their preferred return provided in InnoHold’s Amended and Restated Operating Agreement. The incentive units were subject to a $135 million threshold before they are eligible to participate in any economic benefits. Pursuant to the terms of InnoHold’s Amended and Restated Operating Agreement, forfeited incentive units are cancelled and no longer eligible for future issuance. On February 8, 2019, at the request of the Compensation Committee of the Company’s Board of Directors, InnoHold initiated a tender offer to each of these participants of incentive units in InnoHold to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold Class B unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. In total, it is anticipated that approximately 2.5 million shares of Class B Common Stock of the Company will be transferred to current and former employees of Purple LLC by InnoHold.

11. Stockholders’ Deficit and Member Deficit

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

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

In connection with the Business Combination, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At December 31, 2018, 9.7 million shares of Class A Stock were outstanding.

The Founder Shares are identical to the shares of Class A Stock sold in GPAC’s initial public offering, and holders of these shares have the same stockholder rights as public stockholders, except that the Founder Shares are subject to certain transfer and vesting restrictions described below.

The Sponsor agreed not to transfer, assign or sell, except to certain permitted transferees, including to its members or in connection with a business combination, any of its Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, the last sale price of Class A Stock equals or exceeds $12.00 per share (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. Upon its own terms this restriction expired on February 2, 2019.

In accordance with the terms of the Business Combination, the Sponsor agreed to subject 0.6 million shares of Class A Stock owned by it to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. Such shares of Class A Stock will no longer be subject to forfeiture upon the occurrence of a Triggering event. In addition, in connection with the Coliseum Private Placement, the Sponsor assigned 1.3 million shares of Class A Stock of which 0.6 million shares are subject to the same vesting and forfeiture conditions described above. Further, the Sponsor had distributed the remaining Founder Shares to its members during the first quarter of 2018. Such distributed Founder Shares remain subject to the vesting and forfeiture conditions described above.

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Class A Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder of Class B Stock may transfer shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee in compliance with the LLC Agreement. Additionally, InnoHold agreed to restrictions on certain transfers of the Company’s securities which include, subject to certain exceptions, restrictions on the transfer of their common stock from the date of the Business Combination until the earliest of (i) the one-year anniversary of the date of the Business Combination, (ii) the date on which the last sale price of the Class A Stock equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after the date of the Business Combination and (iii) the date on which the Company consummates a liquidation, merger share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange equity holdings in the Company for cash, securities or other property. Upon its own terms this transfer restriction expired on February 2, 2019. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At December 31, 2018, 44.1 million shares of Class B Stock were outstanding, of which 1.24 million shares were held directly by each of Terry and Tony Pearce and 41.6 million shares were held by InnoHold.

Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s formation and IPO and 12.8 million warrants (the “Sponsor Warrants”), issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of one share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. At December 31, 2018, all 28.3 million warrants remain outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2018, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

12. Net Loss Per Common Share

The Business Combination was structured similar to a reverse recapitalization by which the Company issued stock for the net assets of Purple LLC accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure of all comparative periods.

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
(in thousands)	2018	2017
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(4,322)	$(8,819)
Denominator:
Weighted average shares—basic and diluted	8,418	8,389
Net loss per common share:
Basic	$(0.51)	$(1.05)
Diluted	$(0.51)	$(1.05)

For the periods presented, the Company excluded 1.3 million shares of issued common stock subject to vesting, 14.2 million shares of common stock issuable upon conversion of the Company’s warrants and 0.1 million shares of common stock issuable upon conversion of the Company’s stock options as the effect was anti-dilutive.

13. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. On April 10, 2018, the Company filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the 2017 Incentive Plan. As of December 31, 2018, approximately 3.7 million shares remain available under the 2017 Incentive Plan.

Stock Awards

For the year ended December 31, 2018, the Company granted immediately vested stock awards of $0.3 million issued under the 2017 Incentive Plan to members of the Company’s board of directors for services performed. Stock based compensation for these stock awards was determined on the grant date based on the publicly quoted closing price of our common stock and was expensed on the grant date.

Employee Stock Options

For the year ended December 31, 2018, the Company granted 0.5 million stock options outside of the Company’s 2017 Equity Incentive Plan as an equity inducement to Joseph B. Megibow, the Company’s Chief Executive Officer and 0.4 million stock options under the Company’s 2017 Equity Incentive Plan to Mark A. Watkins, the Company’s Chief Financial Officer. The stock options have an exercise price ranging from of $5.95 to $6.08 per option that expire in five years and vest over a three to four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the value of the 0.9 million options granted during the year ended December 31, 2018 to be $1.3 million of which $0.2 million was expensed in 2018 with the remaining $1.1 million of unrecognized cost to be expensed over the remaining vesting period of 3.5 years subject to reduction of the amount for expected forfeitures that may exist after 2018.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The following is the weighted average of the assumptions used in calculating the fair value of the total stock options granted in 2018 using the Black-Scholes method:

Fair market value	$5.37
Risk free rate	2.92%
Dividend yield	—
Expected volatility	35.34%
Expected term	3.42 years

The following table summarizes the Company’s total stock option activity for the year ended December 31, 2018:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
Options outstanding as of January 1, 2018	—	—	—	—
Granted	933	$5.96
Exercised	—	—
Forfeited/expired	—	—
Options outstanding as of December 31, 2018	933	$5.96	4.8	—

Outstanding and exercisable stock options as of December 31, 2018 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Remaining Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable(in thousands)	Exercise Price	Intrinsic Value
$5.95 - $6.08	933	4.8	$5.96	87	$5.95	$—

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan.

In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met and in accordance with the same vesting schedule that had existed at the time of the initial grant. The $135.0 million threshold is considered a performance condition. Under the terms of the new incentive units, holders may participate in tax and discretionary distributions once the remaining threshold is met. As of December 31, 2018, the remaining threshold is approximately $96.6 million. For the years ended December 31, 2018 and 2017, the Company has not recorded any expenses related to the incentive units, as the achievement of the performance condition was not yet deemed probable.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The following table summarizes the total incentive unit activity granted first by Purple Team LLC and then continued through InnoHold for the benefit of the Company:

Incentive
(in thousands)	Units
As of December 31, 2017:
Incentive units outstanding as of January 1, 2017	—
Granted (Purple Team, LLC)	11,250
Exercised	—
Forfeited	(2,633)
Incentive units outstanding as of December 31, 2017	8,617
As of December 31, 2018:
Incentive units outstanding as of January 1, 2018	8,617
Cancelled	(8,617)
Granted (InnoHold)	10
Exercised	—
Forfeited	(3)
Incentive units outstanding as of December 31, 2018	7

Incentive units vested at December 31, 2018	6

14. Employee Retirement Plan

In 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.6 million for the year ended December 31, 2018.

15. Concentrations

The Company had the following revenues by product:

	Years Ended December 31,
(in thousands)	2018	2017
Bedding	$272,277	$184,843
Other	13,514	12,016
Total revenue, net	$285,791	$196,859

Nearly all revenue was generated from sales in North America. No individual customer accounted for more than 10 percent of revenue during the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, approximately 20 percent and 64 percent, respectively, of accounts receivable was comprised of credit card processors with funds being deposited within 2 days to 2 weeks.

The Company currently obtains materials and components used in production from outside sources. As a result, the Company is dependent upon suppliers that in some instances, are the sole source of supply. The Company is continuing efforts to dual-source key components. The failure of one or more of the Company’s suppliers to provide materials or components on a timely basis could significantly impact the results of operations. The Company believes that it can obtain these raw materials and components from other sources of supply in the ordinary course of business, although an unexpected loss of supply over a short period of time may not allow for the replacement of these sources in the ordinary course of business.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The Company maintains its cash balances in financial institutions based in the United States that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for each financial institution per entity. At times, the Company’s cash balance deposited at financial institutions exceed the federally insured deposit limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

16. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 consist of the following (in thousands):

Year ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2018	2017
Tax provision (benefit) at Federal statutory rate	$(4,119)	$(1,852)
State income tax provision (benefit), net of federal benefit	(160)	—
Noncontrolling interest	4,119	—
Net (income) loss prior to Business Combination	(908)	1,852
Valuation Allowance	1,353	—
Tax rate change	—	—
Other	(285)	—
Tax provision	$—	$—

Deferred income taxes at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Basis difference in Purple LLC investment	$8,930	$—
Start-up costs	605	—
Net Operating Losses	1,642	—
Total net deferred income tax asset	11,177	—
Less: Valuation allowance	(11,177)	—
Net deferred income tax asset (liability)	$—	$—

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income is passed through to its members and is included in the members’ tax returns, even though such net taxable income may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company is taxed on its share of earnings of Purple LLC not attributed to the NCI holders, InnoHold and the Pearces, which bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the NCI holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate.

The Company has recorded a full valuation allowance on its net deferred tax assets. As of December 31, 2017, there were no deferred tax assets or valuation allowances at Purple LLC. In assessing the realizability of deferred tax assets, including the deferred tax assets recorded in connection with the Business Combination and generated under the Tax Receivable Agreement described below, management determined that it is more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2018.

No current income tax liability was recorded as a result of the Business Combination since its legal form is treated as a purchase of interests or assets in a non-taxable pass through partnership for U.S. federal income tax purposes such that the Company did not assume an existing tax obligation on the purchased assets. The excess of the Company’s tax basis in its investment in Purple LLC over its book carrying value in this investment resulted in a deferred tax asset of $9.5 million, with an offsetting effect recorded in additional paid in capital. This deferred tax asset encompasses the basis increase in the assets of Purple LLC as a result of the Business Combination. This deferred tax asset was subsequently adjusted as well for the Company’s share of Purple LLC’s unrecognized temporary timing differences between book and tax. Due to uncertainties relating to the realization of the outside basis difference deferred tax asset, the Company recorded a full valuation allowance, with an offsetting effect recorded in additional paid in capital, such that the net effect to additional paid in capital was zero.

In connection with the Business Combination, the Company entered into the Tax Receivable Agreement with the NCI holder, InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. As realization of the tax benefit related to the Business Combination is not currently deemed probable, no liability under the Tax Receivable Agreement has been recognized in the accompanying consolidated balance sheet.

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

The Company is treated as acquiring historical net deferred tax assets of GPAC of approximately $0.3 million in the Business Combination. These deferred tax assets, including those recorded in connection with the Business Combination, the Tax Receivable Agreement and for net operating loss carryforwards generated in 2018, are offset by a valuation allowance such that no net deferred tax assets are presently recorded on the financial statements, as the Company does not presently believe that the deferred tax assets are more likely than not realizable.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is generally effective for tax years beginning on January 1, 2018, makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (AMT); (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (5) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, including limiting utilization of net operating loss carryforwards to 80% of taxable income. The Tax Act had no impact on the Company’s provision for income taxes including Purple LLC, as Purple LLC was taxed as a partnership prior to the transaction and did not pay corporate income tax.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $6.6 million (pre-tax), which will not expire.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of December 31, 2018, no uncertain tax positions were recognized as liabilities in the consolidated financial statements.

17. Subsequent Events

On January 8, 2019, Mark A. Watkins gave notice to the Company of his resignation as the Company’s Chief Financial Officer, effective end-of-day March 15, 2019. In this role, he has functioned as the Company’s Principal Financial Officer and Principal Accounting Officer for SEC reporting purposes. Mr. Watkins will continue to actively pursue his duties and assist in the transition of those duties, as may be requested by the Company, up through March 15, 2019.

On January 21, 2019, the Company hired John Legg as the Company’s Chief Operating Officer. In connection with his appointment, Mr. Legg entered into an offer letter that includes an annual base salary, annual bonus, grant of stock options as approved thereafter by the Company’s board of directors, participation in the Company’s long-term incentive program, participation in the Company’s severance program, short-term living expense stipend and payment of relocation expenses. On February 21, 2019, the Company’s board of directors approved the grant to Mr. Legg of the option to purchase up to 0.3 million shares of the Company’s Class A Stock, at the exercise price of $5.75. The option has a term of five years and vests over four years, with the first 25% vesting on February 21, 2020 and the remainder vesting equally on the first of each subsequent month for 36 months.

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of indebtedness provided to Purple LLC is increased to $35.0 million. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Coliseum Credit Agreement to five years from closing of the incremental loan, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. In addition, the Company will issue to the Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and the incremental $10.0 million loan was funded on February 26, 2019 and the Company issued to the Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

On February 8, 2019, InnoHold initiated a tender offer to each of these participants of incentive units in InnoHold to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. The InnoHold incentive unit holders are current and former employees of Purple LLC who had received equity incentive grants prior to the Business Combination through a separate entity. All InnoHold incentive unit holders accepted the offer, and each transaction is expected to close sometime soon after March 14, 2019. As of the closing of the tender offer, those employees of Purple LLC prior to the Business Combination will be distributed and then will directly hold paired Purple LLC Class B Units and Purple Inc Class B Stock, which is anticipated to reduce the amount of such Paired Securities held by InnoHold from 41.6 million shares to 39.1 million shares. This transfer will result in the recognition of stock compensation expense for Purple LLC. These transactions will not be dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Purple Innovation, Inc.

March 14, 2019	By:	/s/ Joseph B. Megibow
	Name:	Joseph B. Megibow
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph B. Megibow	Chief Executive Officer and Director	March 14, 2019
Joseph B. Megibow	(Principal Executive Officer)

/s/ Mark A. Watkins	Chief Financial Officer	March 14, 2019
Mark A. Watkins	(Principal Financial and Accounting Officer)

/s/ Terry V. Pearce	Chairman of the Board of Directors	March 14, 2019
Terry V. Pearce

/s/ Tony M. Pearce	Director	March 14, 2019
Tony M. Pearce

/s/ Pano Anthos	Director	March 14, 2019
Pano Anthos

/s/ Gary DiCamillo	Director	March 14, 2019
Gary DiCamillo

/s/ Adam Gray	Director	March 14, 2019
Adam Gray

/s/ Claudia Hollingsworth	Director	March 14, 2019
Claudia Hollingsworth

/s/ Gary Kiedaisch	Director	March 14, 2019
Gary Kiedaisch