Form 10-Q
period 2019-03-31
Purple Innovation, Inc.
filed 2019-05-07
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	PRPLW	OTC PINK

As of May 7, 2019, 9,730,636 shares of the registrant’s Class A common stock, $.0001 par value per share, and 44,071,318 shares of the registrant’s Class B common stock, $.0001 par value per share, were outstanding.

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

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$12,182	$12,232
Accounts receivable, net	19,689	10,241
Inventories, net	25,341	22,940
Prepaid inventory	592	790
Other current assets	2,375	1,494
Total current assets	60,179	47,697
Property and equipment, net	22,718	22,514
Intangible assets, net	1,538	1,493
Other long-term assets	5	5
Total assets	$84,440	$71,709

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,982	$24,828
Accrued sales returns	5,189	5,457
Accrued compensation	3,154	2,691
Customer prepayments	4,335	7,522
Accrued sales tax	4,438	5,538
Other current liabilities	3,726	2,541
Total current liabilities	46,824	48,577
Long-term debt, related-party	32,821	21,411
Warrant liabilities	3,166	—
Other long-term liabilities, net of current portion	4,287	3,732
Total liabilities	87,098	73,720
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,731 issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	3,728	3,655
Accumulated deficit	(4,452)	(4,322)
Total stockholders’ deficit	(719)	(662)
Noncontrolling interest	(1,939)	(1,349)
Total deficit	(2,658)	(2,011)
Total liabilities and stockholders’ deficit	$84,440	$71,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues, net	$83,648	$60,768
Cost of revenues	49,579	34,953
Gross profit	34,069	25,815
Operating expenses:
Marketing and sales	24,017	22,045
General and administrative	4,565	6,853
Research and development	690	511
Total operating expenses	29,272	29,409
Operating income (loss)	4,797	(3,594)
Interest expense	1,144	702
Other income, net	(229)	(19)
Loss on extinguishment of debt	6,299	—
Change in fair value - warrant liabilities	(1,697)	—
Net loss	(720)	(4,277)
Net loss attributable to noncontrolling interest	(590)	(2,727)
Net loss attributable to Purple Innovation, Inc.	$(130)	$(1,550)
Net loss per common share—basic and diluted	$(0.02)	$(0.18)
Weighted average common shares outstanding—basic and diluted	8,437	8,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)/Member Deficit

(In thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit

Balance - December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity

Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(13,919)	$(13,919)
Net loss	—	—	—	—	—	(1,550)	(1,550)	(7,051)	4,324	(4,277)
Effect of the Business Combination:
Proceeds and shares issued in the Business Combination	9,683	1	44,071	4	(1,600)	—	(1,595)	17,912	9,595	25,912
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Balance – March 31, 2018	9,683	$1	44,071	$4	$3,091	$(1,550)	$1,546	$10,861	$—	$12,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(720)	$(4,277)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	722	456
Non-cash interest	732	154
Loss on extinguishment of debt	6,299	—
Gain on change in fair value - warrant liabilities	(1,697)	—
Stock-based compensation	73	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(9,448)	271
Increase in inventories	(2,401)	(13,234)
Increase in prepaid inventory and other assets	(683)	(1,300)
Increase (decrease) in accounts payable	1,179	(1,235)
Decrease in accrued sales returns	(268)	(219)
Increase (decrease) in accrued compensation	463	(350)
Increase (decrease) in customer prepayments	(3,187)	4,026
Increase in other accrued liabilities	646	133
Net cash used in operating activities	(8,290)	(15,575)

Cash flows from investing activities:
Purchase of property and equipment	(932)	(2,645)
Investment in intangible assets	(64)	(68)
Net cash used in investing activities	(996)	(2,713)

Cash flows from financing activities:
Proceeds from the Business Combination	—	25,912
Proceeds from related-party debt	10,000	24,000
Payments on line of credit	—	(8,000)
Payments for debt issuance costs	(758)	(367)
Principal payments on capital lease obligations	(6)	(7)
Net cash provided by financing activities	9,236	41,538

Net increase (decrease) in cash	(50)	23,250
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$12,182	$26,843

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$438	$95
Assignment of founder shares and sponsor warrants	$—	$4,691
Equipment acquired under build-to-suit service agreement	$—	$553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”), is a comfort innovation company which designs and manufactures products to improve how people live. The Company designs and manufactures a range of comfort technology products, including mattresses, pillows, cushions and other products, using its proprietary Hyper-Elastic Polymer® technology designed to improve comfort. The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners and third-party online retailers.

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

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member, unless specified in the amended operating agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 3 — Merger Transaction, Purple Inc. has acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) and others retain approximately 82% of the common units in Purple LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Current Report on Form 10-K filed March 14, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as Purple Inc. is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2019, Purple Inc. had approximately an 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At March 31, 2019, InnoHold and other parties owned approximately 82% of the economic interest in Purple LLC; however, InnoHold and other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Revenue Recognition

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

Identify the contract with the customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for the goods that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company does not have significant costs to obtain contracts with customers.

Identify the performance obligations in the contract. The Company’s contracts with customers do not include multiple performance obligations to be completed over a period of time. The performance obligations generally relate to delivering products to a customer, subject to the shipping terms of the contract. The Company has made an accounting policy election to account for shipping and handling activities performed after a customer obtains control of the goods, including “white glove” delivery services, as activities to fulfill the promise to transfer the good. For certain products, limited assurance-type warranties are provided, for which the Company provides refunds. These amounts are reflected as a reduction of revenue in the statement of operations and a current liability on the balance sheet based on historical experience. The Company does not offer extended warranty or service plans. The Company does not provide an option to its customers to purchase future products at a discount and therefore there are no material option rights.

Determine the transaction price. Payment for sale of products through the direct-to-consumer online channels and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Payment by traditional wholesale customers is due under customary fixed payment terms. None of the Company’s contracts contain a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates, and other adjustments. The estimates of variable consideration are based on historical return experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. The Company’s contracts with customers do not include multiple performance obligations. Therefore, the Company recognizes revenue upon transfer of the product to the customer's control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. The Company satisfies performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. With the exception of third-party “white glove” delivery and certain wholesale partners, revenue generated from product sales is recognized at shipping point, the point in time the customer obtains control of the products. Revenue generated from sales through third-party “white glove” delivery is recognized at the point in time when the product is delivered to the customer. Revenue generated from certain wholesale partners is recognized at a point in time when the product is delivered to the wholesale partner’s warehouse. The Company does not have service revenue.

Customer prepayments include cash amounts transacted with customers prior to product delivery.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Refer to Note 8 – Long-Term Debt, Related-Party.

Fair Value Liability Warrants

The Company accounts for fair value liability warrants under the provisions of ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. As a result of certain terms, conditions and features included in the incremental warrants issued by the Company, they are required to be accounted for as a liability at estimated fair value, with changes in fair value recognized in earnings. Refer to Note 9 – Warrant Liabilities.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued expenses and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instrument is estimated to be its face value based on the contractual terms of the debt instrument and market-based expectations. The warrant liability is a Level 3 instrument and uses an internal model to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities would decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities would generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

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

Net Loss Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of March 31, 2019 or in prior periods. Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net loss per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants and stock options for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

New Revenue Guidance

In May 2014, in addition to several amendments issued during 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company adopted this ASU effective January 1, 2019 on a modified retrospective basis. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations, or cash flows. As such, prior period amounts are not adjusted and continue to be reported under accounting standards then in effect, and the Company did not record a cumulative adjustment to the opening equity balance of accumulated deficit as of January 1, 2019. However, additional disclosures have been added in accordance with the requirements of Topic 606 and are reflected in Note 4 – Revenue from Contracts with Customers.

New Business Combination Guidance

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” The purpose of this ASU is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The Company adopted this ASU effective January 1, 2019. The guidance in this standard did not have a material impact on the financial statements.

New Lease Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods within annual periods beginning January 1, 2021. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. Upon adoption, the Company anticipates a material increase in assets and liabilities due to the recognition of the right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

Other Recent Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These updates are effective for public companies for annual periods beginning after December 15, 2019, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2021, and interim periods within annual periods beginning January 1, 2022, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the financial statements.

3. Merger Transaction

On February 2, 2018, upon consummation of the Business Combination, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, GPAC was renamed “Purple Innovation, Inc.” and its articles of incorporation were amended to rename its common stock to Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) of which 44.1 million shares of Class B Stock were issued to InnoHold (refer to Note 13 — Stockholders’ Equity for a description of the Class A Stock and Class B Stock).

Additionally, at the Closing, 9.7 million Class A Units of Purple LLC were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. 44.1 million Class B Units of Purple LLC were issued to InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc. as the sole managing member of Purple LLC. As the sole managing member, Purple Inc. operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc. has a minority economic interest in Purple LLC, Purple Inc. has the sole voting interest in and control of the management and operations of Purple LLC.

4. Revenue from Contracts with Customers

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

Contract Balances

Payment for sale of products through the direct-to-consumer online channels and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $4.3 million at March 31, 2019 and $7.5 million at December 31, 2018. During the quarter ended March 31, 2019, the Company recognized $7.5 million of revenue that was deferred in customer prepayments at December 31, 2018.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

Three Months Ended March 31,
Channel	2019

Direct-to-consumer	$53,764
Wholesale partner	29,884
Revenues, net	$83,648

Three Months Ended March 31,
Product	2019

Bedding	$81,335
Other	2,313
Revenues, net	$83,648

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through direct-to-consumer online channels and third-party online channels. The Wholesale channel includes all product sales to traditional third-party retailers. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress covers, pillows and sheets. Other products include cushions and various other products.

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2019	2018

Raw materials	$9,444	$10,763
Work-in-process	947	521
Finished goods	15,524	12,364
Inventory obsolescence reserve	(574)	(708)
Inventories, net	$25,341	$22,940

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Equipment	$15,878	$15,465
Equipment in progress	2,733	2,895
Leasehold improvements	3,399	3,359
Furniture and fixtures	3,353	2,817
Office equipment	879	799
Equipment under capital lease	159	159
Total property and equipment	26,401	25,494
Accumulated depreciation and amortization	(3,683)	(2,980)
Property and equipment, net	$22,718	$22,514

The Company recorded depreciation and amortization related to property and equipment of $0.7 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Co-op advertising, rebates, promotions	$1,218	$430
Warranty accrual – current portion	979	893
Website commissions	701	823
Insurance financing	535	—
Accrued expenses	261	363
Capital leases – current portion	32	32
Total other current liabilities	$3,726	$2,541

8. Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Long-term debt, related-party	$37,164	$26,647
Less: unamortized debt issuance costs and discounts	(4,343)	(5,236)
Total long-term debt, related-party	$32,821	$21,411

Credit Agreement

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. As part of the Credit Agreement, Global Partner Sponsor I LLC (the “Sponsor”) agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement was amended and restated on January 28, 2019 as discussed below.

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares (as defined in Note 13 – Stockholders’ Equity) and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the Business Combination was $6.1 million.

Amended and Restated Credit Agreement

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and the incremental $10.0 million loan was funded on February 26, 2019 and the Company issued to the Incremental Lenders 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Credit Agreement to five years from closing of the incremental loan, lowers the amount allowed for an asset-based loan to $10.0 million, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans from the Lenders not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum and is payable on the last business day of each fiscal quarter, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provides for standard indemnification of the Lenders. Purple LLC continues to be restricted from making capital expenditures in excess of $20.0 million and incurring capital lease obligations in excess of $10.0 million, subject to limited exceptions.

The Company paid fees in the amount of $0.5 million and debt issuance costs in the amount of $0.3 million in conjunction with the incremental loan under the Amended and Restated Credit Agreement. Interest expense related to the Credit Agreement and the Amended and Restated Credit Agreement was $1.0 and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

The Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

9. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. The Company has determined that this provision requires the warrants to be accounted for as a liability at fair value on the date of the transaction under guidance prescribed in ASC 480 - Distinguishing Liabilities from Equity. The liability for the warrants is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings.

The Company determined the fair value of the Incremental Warrants to be $4.9 million on the date of the transaction on February 26, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$5.59
Exercise price	$5.74
Risk free interest rate	2.45%
Warrant lives in years	5.0
Expected volatility	34.37%
Expected dividend yield	—

The Company determined the fair value of the Incremental Warrants to be $3.2 million on March 31, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$4.64
Exercise price	$5.74
Risk free interest rate	2.23%
Warrant life in years	4.9
Expected volatility	34.35%
Expected dividend yield	—

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred rent expense	$2,648	$2,531
Warranty accrual	2,539	2,009
Capital leases	111	117
Total other long-term liabilities	5,298	4,657
Less: current portion of long-term liabilities	(1,011)	(925)
Other long-term liabilities, net of current portion	$4,287	$3,732

11. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are the “Lenders” under the Credit Agreement. On February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan of $10.0 million was funded (see Note 8 – Long Term Debt, Related Party). The Lenders in aggregate had $37.2 million in principal borrowings outstanding as of March 31, 2019, comprised of $25.0 million in original loan amount, $10.0 million in incremental loan amount and $2.2 million in capitalized interest. The Company made interest payments to the Lenders in the amount of $0.4 million during the three months ended March 31, 2019.

Purple Founder Entities

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

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.3 million and $0.3 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended March 31, 2019 and 2018, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010.

On February 2, 2019, the lock-up agreement expired that was entered into in connection with the Closing. The lock-up agreement was entered into by InnoHold between the Company and the Parent Representative with respect to the equity securities that both the Company and Purple LLC received in the Business Combination (the “Restricted Securities”). As of March 31, 2019, there have not been any transactions of the Restricted Securities since the lock-up agreement expired.

12. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. No distributions have been made under the Second Purple LLC Agreement in 2019 or 2018.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The early termination charge is $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of March 31, 2019, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under two non-cancellable operating leases. Building space for its headquarters facility in Alpine, Utah is leased from TNT Holdings, LLC, an entity that prior to the Business Combination was under common control with InnoHold which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with the option for a 5-year extension. The Company also leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company recognizes rent expense on lease payments, including those with rent escalations and rent free periods, on a straight-line basis over the lease term, which includes the extension option periods. During the three months ended March 31, 2019 and 2018, the Company recognized rent expense in the amount of $0.9 million and $0.9 million, respectively.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In exchange, the Company is offered a discount per gallon. As of March 31, 2019, approximately $5.2 million remains on the purchase contract. The Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of March 31, 2019, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

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

The holders of the Incremental Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants). The registration statement has not yet been declared effective.

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to make him the company’s chief executive officer on April 1, 2016, constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $44 million, based on a 4% interest of a $1.1 billion valuation initially announced in association with Purple LLC’s Business Combination. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims. Fact discovery in this matter is scheduled to be completed in July 2019.

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

13. Stockholders’ Equity

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

In connection with the Business Combination, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At March 31, 2019, 9.7 million shares of Class A Stock were outstanding.

The Founder Shares are identical to the shares of Class A Stock sold in GPAC’s initial public offering, and holders of these shares have the same stockholder rights as public stockholders, except that the Founder Shares are subject to certain transfer and vesting restrictions described below.

The Sponsor agreed not to transfer, assign or sell, except to certain permitted transferees, including to its members or in connection with a business combination, any of its Founder Shares until either one year passed after the completion of the Business Combination or certain other events occurred. Upon its own terms this restriction expired on February 2, 2019.

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

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Class A Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder of Class B Stock may transfer shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee in compliance with the Second Purple LLC Agreement. Additionally, InnoHold agreed to restrictions on certain transfers of the Company’s securities which include, subject to certain exceptions, restrictions on the transfer of their common stock from the date of the Business Combination until the earliest of the one-year anniversary of the date of the Business Combination or the occurrence of certain other events. Upon its own terms this transfer restriction expired on February 2, 2019. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At March 31, 2019, 44.1 million shares of Class B Stock were outstanding, of which 1.2 million shares were held directly by each of Terry and Tony Pearce and 41.6 million shares were held by InnoHold.

Public and Sponsor Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s formation and IPO and 12.8 million warrants (the “Sponsor Warrants”), issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of one share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption if the reported last sale price of the Class A Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; provided, however, that the Sponsor Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In addition, with respect to the Sponsor Warrants, so long as such Sponsor Warrants are held by the Sponsor or its permitted transferee, the holder may elect to exercise the Sponsor Warrants on a cashless basis, by surrendering their Sponsor Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Sponsor Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. All other terms, rights and obligations of the Sponsor Warrants remain the same as the Public Warrants. Both the Public and Sponsor Warrants are classified as equity instruments in the accompanying condensed consolidated balance sheet.

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. At March 31, 2019, all 28.3 million warrants remain outstanding.

Incremental Loan Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued to CCP and Blackwell, as the Incremental Lenders funding the Incremental Loan, 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock. Each Incremental Loan Warrant entitles the registered holder to purchase one share of the Company’s Class A Stock at a price of $5.74 per share, subject to adjustment pursuant to the terms of the warrant agreement. The Incremental Loan Warrants have a five-year term and will expire on February 26, 2024, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption at a price of $0.01 per Share of Class A Stock if the reported last sale price of the Class A Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. If the Company calls the Incremental Loan Warrants for redemption, it will have the option to require the holder to exercise the Incremental Loan Warrants on a cashless basis, by surrendering their Incremental Loan Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Incremental Loan Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Incremental Loan Warrants.

In the event of a “fundamental transaction” as defined in the warrant agreement, the holder will have the right to purchase and receive the same kind and amount of consideration receivable by the stockholders of the Company upon the occurrence of such fundamental transaction. The warrant agreement requires the Company to cause the surviving company in a fundamental transaction, to assume the obligations of the Company under the Incremental Loan Warrants. In addition, a clause in the Incremental Loan Warrant Agreement states, upon the occurrence of a fundamental transaction, that the holders of the Incremental Loan Warrants may elect to either (i) have the exercise price of the warrant reduced by the Black-Scholes value of the Incremental Loan Warrants (as set forth in the Incremental Loan Warrants Agreement) or (ii) cause the Company or its successor to repurchase all or a portion of the Incremental Loan Warrants at the Black-Scholes value (as set forth in the Incremental Loan Warrants). As a result of this clause, the Incremental Loan Warrants embody an obligation to repurchase the Company’s equity shares, or is indexed to such an obligation, and may require the Company to settle the obligation by transferring assets. As such, the Incremental Loan Warrants are classified as liabilities under ASC 480 - Distinguishing Liabilities from Equity.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2019, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held in Purple LLC by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at March 31, 2019, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

14. Income Taxes

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

As of March 31, 2019, the Company has a full valuation allowance on its net deferred tax assets. In assessing the realizability of deferred tax assets, including the deferred tax assets recorded in connection with the Business Combination and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2018, and the Company continues to be in a full valuation allowance position for the period ended March 31, 2019.

The Company currently estimates its annual effective income tax rate to be 0%. The effective tax rate for Purple Inc. differs from the federal rate of 21% primarily due to (1) a full valuation allowance, (2) NCI in Purple LLC that is allocated to InnoHold and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

No current income tax liability was recorded as a result of the Business Combination since its legal form was treated as a purchase of interests or assets in a non-taxable pass through partnership for U.S. federal income tax purposes such that the Company did not assume an existing tax obligation on the purchased assets. The excess of the Company’s tax basis in its investment in Purple LLC over its book carrying value in this investment resulted in a deferred tax asset that may reduce certain income tax payments in the future. This deferred tax asset encompasses the basis increase in the assets of Purple LLC as a result of the Business Combination and Tax Receivable Agreement as well as the Company’s share of Purple LLC’s unrecognized temporary timing differences between book and tax. For the year ended December 31, 2018, the Company recorded a deferred tax asset of $9.5 million related to this initial outside basis difference, with an offsetting effect recorded in additional paid in capital. As noted above, due to uncertainties relating to the realization of the outside basis difference deferred tax asset, the Company recorded a full valuation allowance in 2018, with an offsetting effect recorded in additional paid in capital, such that the net effect to additional paid in capital was zero.

In connection with the Business Combination the Company entered into the Tax Receivable Agreement with the NCI holder, InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. As realization of the tax benefit related to the Business Combination is not currently deemed probable, no liability under the Tax Receivable Agreement has been recognized in the accompanying condensed consolidated balance sheet.

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

The Company is treated as acquiring historical net deferred tax assets of GPAC of approximately $0.3 million in the Business Combination. These deferred tax assets, including those to be recorded in connection with the Business Combination, the Tax Receivable Agreement and for net operating loss carryforwards generated in 2019, are offset by a valuation allowance such that no net deferred tax assets are presently recorded on the financial statements, as the Company does not presently believe that the deferred tax assets are more likely than not realizable.

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of March 31, 2019, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Loss Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(130)	$(1,550)
Denominator:
Weighted average common shares-basic and diluted	8,437	8,389
Net loss per common share:
Basic	$(0.02)	$(0.18)
Diluted	$(0.02)	$(0.18)

For the three months ended March 31, 2019, the Company excluded 1.3 million shares of issued Class A common stock subject to vesting and 17.7 million shares of common stock issuable upon conversion of certain Company warrants and stock options as the effect was anti-dilutive. For the three months ended March 31, 2018, the Company excluded 1.3 million shares of issued common stock subject to vesting and 14.2 million shares of common stock issuable upon conversion of the Company’s warrants as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. The Company has filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the 2017 Incentive Plan. As of March 31, 2019, approximately 3.7 million shares remain available under the 2017 Incentive Plan.

Employee Stock Options

During the three months ended March 31, 2019, the Company granted 0.3 million stock options under the Company’s 2017 Equity Incentive Plan to John Legg, the Company’s Chief Operating Officer. The stock options have an exercise price of $5.95 per option that expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the value of the 0.3 million options granted during the three months ended March 31, 2019 to be $0.4 million which will be expensed over the vesting period of four years.

The following are the assumptions used in calculating the fair value of the total stock options granted during the three months ended March 31, 2019 using the Black-Scholes method:

Fair market value	$5.75
Exercise price	$5.75
Risk free interest rate	2.50%
Expected term in years	3.58
Expected volatility	37.1%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2019:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of March 31, 2019:
Options outstanding as of January 1, 2019	933	$5.96	4.8	$—
Granted	250	5.75	—	—
Exercised	—	—	—	—
Forfeited/expired	(287)	5.98	—	—
Options outstanding as of March 31, 2019	896	5.89	4.1	—

Outstanding and exercisable stock options as of March 31, 2019 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	250	4.89	—	$—	$—
$5.95	646	3.79	108	0.21	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.1 million in stock-based compensation expenses during the three months ended March 31, 2019. As of March 31, 2019, there was $1.1 million of total unrecognized compensation cost with a remaining vesting period of 3.6 years. There were no stock options awarded or outstanding as of March 31, 2018.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan.

In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which is considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the holders are only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met and in accordance with the same vesting schedule that had existed at the time of the initial grant. The $135.0 million threshold is considered a performance condition. Under the terms of the new incentive units, holders may participate in tax and discretionary distributions once the remaining threshold is met. As of March 31, 2019, the remaining threshold is approximately $96.6 million.

On February 8, 2019, InnoHold initiated a tender offer to each of these participants of incentive units in InnoHold to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc. held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. The InnoHold incentive unit holders are current and former employees of Purple LLC who had received equity incentive grants prior to the Business Combination through a separate entity. All InnoHold incentive unit holders accepted the offer, and each transaction is expected to close sometime in the second quarter of 2019. As of the closing of the tender offer, those employees of Purple LLC prior to the Business Combination will be distributed and then will directly hold paired Purple LLC Class B Units and Purple Inc. Class B Stock, which is anticipated to reduce the amount of such Paired Securities held by InnoHold from 41.6 million shares to 39.1 million shares. This transfer will result in the recognition of stock compensation expense for Purple LLC. These transactions will not be dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

For the three months ended March 31, 2019 and 2018, the Company has not recorded any expenses related to the incentive units, as the achievement of the performance condition was not yet deemed probable.

The following table summarizes the total incentive unit activity granted first by Purple Team LLC and then continued through InnoHold for the benefit of the Company:

(in thousands)	Incentive Units
As of March 31, 2019
Incentive units outstanding as of January 1, 2019	7
Granted	—
Exercised	—
Forfeited/Cancelled	(1)
Incentive units outstanding as of March 31, 2019	6

Incentive units vested as of March 31, 2019	5

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.3 million for the three months ended March 31, 2019.

18. Subsequent Events

In April 2019, the Company entered into a capital lease agreement for the lease of certain warehouse equipment valued at $0.4 million. The lease is for a 72-month period and includes a bargain purchase option at the end of the lease.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

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

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and this incremental loan was funded on February 26, 2019. In addition, the Company issued to the Lenders warrants to purchase 2,613,241 shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

On February 8, 2019, InnoHold, at the request of the Compensation Committee of the Company’s Board of Directors, initiated a tender offer to each of its Class B unit holders to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc. held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. The InnoHold Class B unit holders are current and former employees of Purple LLC who had received equity incentive grants prior to the Business Combination through a separate entity. All InnoHold Class B unit holders accepted the offer, and each transaction is expected to close sometime in the second quarter of 2019. As of the closing of the tender offer, those employees of Purple LLC prior to the Business Combination will be distributed and will then directly hold paired Purple LLC Class B Units and Purple Inc. Class B Stock, which is expected to reduce the amount of such Paired Securities held by InnoHold from 41.6 million shares to 39.1 million shares. This transfer will result in the recognition of stock compensation expense for Purple LLC. These transactions will not be dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

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

Operating Results for the Three Months Ended March 31, 2019 and 2018

The following table sets forth for the periods indicated for our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended March 31,
	2019	% of Net Revenues	2018	% of Net Revenues
Revenues, net	$83,648	100.0%	$60,768	100.0%
Cost of revenues	49,579	59.3	34,953	57.5
Gross profit	34,069	40.7	25,815	42.5
Operating expenses:
Marketing and sales	24,017	28.7	22,045	36.3
General and administrative	4,565	5.5	6,853	11.3
Research and development	690	0.8	511	0.8
Total operating expenses	29,272	35.0	29,409	48.4
Operating income (loss)	4,797	5.7	(3,594)	(5.9)
Interest expense	1,144	1.4	702	1.1
Other income, net	(229)	(0.3)	(19)	—
Loss on extinguishment of debt	6,299	7.5	—	—
Change in fair value – warrant liabilities	(1,697)	(2.0)	—	—
Net loss	(720)	(0.9)	(4,277)	(7.0)
Net loss attributable to noncontrolling interest	(590)	(0.7)	(2,727)	(4.4)
Net loss attributable to Purple Innovation, Inc.	$(130)	(0.2)	$(1,550)	(2.6)

Revenue

Total net revenue increased $22.9 million, or 37.7%, to $83.6 million for the three months ended March 31, 2019 from $60.8 million for the three months ended March 31, 2018 due mainly to a $22.8 million increase in bedding sales. The increase in bedding sales was primarily attributable to an increase in wholesale revenue driven by an increase of over 800 stores as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $14.6 million, or 41.8%, to $49.6 million for the three months ended March 31, 2019 from $35.0 million for the three months ended March 31, 2018. The increase is primarily due to a $6.4 million increase in direct materials and a $6.1 million increase in labor and overhead related to the increased bedding sales, and a $1.6 million increase in freight costs due to third party “white-glove” delivery service. The gross profit percentage decreased to 40.7% of net revenues for first quarter 2019 from 42.5% for first quarter 2018. The decrease was primarily driven by a shift in sales mix to more sales with wholesale pricing.

Marketing and Sales

Marketing and sales expenses increased $2.0 million, or 8.9%, to $24.0 million for the three months ended March 31, 2019 from $22.0 million for the three months ended March 31, 2018. The increase is primarily due to added resources and infrastructure to drive increased sales. The overall marketing and sales expense as a percentage of net revenue decreased to 28.7% for the three months ended March 31, 2019 from 36.3% for the three months ended March 31, 2018 due to the Company’s efforts to improve the efficiency of marketing spend for the revenue generated.

General and Administrative

General and administrative expenses decreased $2.3 million, or 33.4%, to $4.6 million for the three months ended March 31, 2019 from $6.9 million for the three months ended March 31, 2018. The decrease was primarily due to the costs incurred related to the Business Combination in February 2018.

 Research and Development

Research and development costs increased $0.2 million, or 35%, to $0.7 million for the three months ended March 31, 2019 from $0.5 million for the three months ended March 31, 2018. The increase is primarily due to increases in salaries and wages as we added resources for new product innovation.

Operating income (loss)

Operating income was $4.8 million for the three months ended March 31, 2019, a change of $8.4 million from operating loss of $3.6 million for the three months ended March 31, 2018. The change was primarily due to higher revenues than the prior year and lower marketing spend as a percentage of net revenue in 2019, partially offset by a lower gross profit percentage.

Interest Expense

Interest expense increased $0.4 million, or 63.0%, to $1.1 million for the three months ended March 31, 2019 from $0.7 million for the three months ended March 31, 2018. The increase is due primarily to the increase in the outstanding balance of the Amended and Restated Credit Agreement from $25.0 million in 2018 to $37.2 million in 2019 with a fixed interest rate of 12%.

Loss on Extinguishment of Debt

In conjunction with the Incremental Loan under the Amended and Restated Credit Agreement the Company determined that the amended debt terms resulted in substantially different terms for a portion the existing debt and therefore required to be accounted for as an extinguishment of a portion of the existing debt. Accordingly, the Company recognized a loss on the extinguishment of a portion of the existing debt of approximately $6.3 million. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the Incremental Loan Warrants issued.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the date of the transaction resulted in a gain in the amount of $1.7 million recorded in earnings for the three months ended March 31, 2019.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other Class B unit holders, as a noncontrolling interest at their ownership percentage. At March 31, 2019, this noncontrolling ownership percentage was approximately 82%.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions prior to the Business Combination and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had working capital of $13.4 million as of March 31, 2019, and we had negative working capital of $(0.9) million as of December 31, 2018. During the three months ended March 31, 2019, our accounts receivable increased by $9.4 million due mainly to an increase in our wholesale revenue. In addition, our customer prepayments decreased $3.2 million as we recognized revenue due to the reduction of our direct-to-consumer shipment backlog because of increased production. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $0.9 million for the three months ended March 31, 2019. We financed these capital expenditures through cash provided by operating activities and proceeds from the Amended and Restated Credit Agreement. We expect our capital expenditures for our facilities and equipment to be between $8 million and $12 million in 2019. We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we have just received and have access to under the Amended and Restated Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

On January 28, 2019, Purple LLC entered into the First Amendment, which amended the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and an incremental loan of $10.0 million was funded. On February 26, 2019, we received approximately $9.2 million in proceeds after debt issuance costs and fees.

Debt service for the three months ended March 31, 2019 totaled $1.1 million and consisted of interest paid-in-kind and with cash on the Amended and Restated Credit Agreement as well as principal and interest payments on certain capital leases.

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

If cash flow from operations or available financing under the Amended and Restated Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Lenders. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the Lenders may not agree to lend us additional funds. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings, including under the Amended and Restated Credit Agreement, may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

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

Amended and Restated Credit Agreement with Coliseum

For additional information regarding our credit agreement with Coliseum, refer to Note 8 — Long-Term Debt, Related Party of our condensed consolidated financial statements.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

The following summarizes our cash flows for the three months ended March 31, 2019 and 2018 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(8,290)	$(15,575)
Net cash used in investing activities	(996)	(2,713)
Net cash provided by financing activities	9,236	41,538
Net increase (decrease) in cash	(50)	23,250
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$12,182	$26,843

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Cash used in operating activities was $8.3 million for the three months ended March 31, 2019, a decrease of $7.3 million from cash used in operating activities of $15.6 million during the three months ended March 31, 2018. This decrease in cash used in operations was primarily due to decreased operating costs, as evidenced by an increase of $8.4 million in operating income, and a decrease of $10.8 million of cash used to purchase inventories. In 2018 we were increasing inventory due to an expanded product line, growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service. These increases in cash were partially offset by a $9.4 million decrease in cash provided as our accounts receivable balance increased due to the increase in wholesale revenue.

Cash used in investing activities was $1.0 million for the three months ended March 31, 2019, a decrease of $1.7 million from cash used in investing activities of $2.7 million during the three months ended March 31, 2018. This decrease in cash used in investing activities was primarily due to decreased investment in property and equipment.

Cash provided by financing activities was $9.2 million in the three months ended March 31, 2019, a decrease of $32.3 million from cash provided by financing of $41.5 million during the three months ended March 31, 2018. The decrease was primarily due to $49.9 million in funds provided to the Company as a result of the Business Combination in February 2018 partially offset by the $10.0 million in funds received in February 2019 pursuant to the Amended and Restated Credit Agreement.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

There were no significant changes to our contractual obligations as of March 31, 2019 from those disclosed in our Annual Report on Form 10-K filed on March 14, 2019.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2019 as a result of material weaknesses in our internal control over financial reporting disclosed below and as previously disclosed in our Current Report on Form 10-K filed March 14, 2019.

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for prior fiscal years, and continuing into the March 31, 2019 quarterly period, we identified material weaknesses in our internal control over financial reporting.  While accounting for complex transactions, including the Incremental Loan transaction during the current quarterly period, material weaknesses have been identified resulting in accounting adjustments.  Other material weaknesses identified in prior fiscal periods have also resulted in adjustments in those periods to prepaid inventory and net inventory on the balance sheet, and cost of revenues within the statement of operations.  The material weaknesses were primarily caused by the deficient design and operation of internal control processes, including appropriate management review of complex transactions.

As of December 31, 2018, we had not designed and implemented sufficient controls and processes around our account related analyses and reconciliations. As a result, we determined that we did not have adequate procedures and controls, to ensure that accurate financial statements could be prepared timely.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 12 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report and to Part I, Item 3 of our Annual Report on Form 10-K filed on March 14, 2019 for certain information regarding our legal proceedings. No additional legal proceedings have occurred following the date of our financial statements.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

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

We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we received on February 26, 2019 and additional cash we may have access to under the Amended and Restated Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Our ability to obtain other capital resources and sources of liquidity may not be sufficient to support future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Lenders. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the Lenders may not agree to lend us additional funds. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings, including under the Amended and Restated Credit Agreement, may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, and an interim Chief Financial Officer. The Company has also experienced the departure of the Chief Marketing Officer, Chief Branding and the Chief Financial Officer. These departures and any delay in replacing these executives could significantly disrupt the Company’s ability to grow and pursue its strategic plans. The Company is currently in the process of searching for qualified replacements. While we believe our new executive officers have benefitted and will continue to benefit the Company, finding qualified replacements is time-consuming, takes Company resources, and can disrupt the Company’s growth and achievement of strategic plans.

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

Our products carry warranties for defects in quality and workmanship. Historically, the amount for return of products, discounts provided to affected customers and cost for returns or warrant claims has been immaterial. However, we may experience significant expense as the result of future product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. The actual costs of servicing future warranty claims may exceed our expectations and have a material adverse effect on our results of operations, financial condition and cash flows. Further, we may modify our warranties from time to time, and limitations to warranties intended to reduce the number of claims may result in customer dissatisfaction. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

 During 2018 we entered into arrangements with several new wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Also, we have agreed to exclusivity of certain products with some of our wholesale partners. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our prior DTC-only operations. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with the Company. Our wholesale partners may engage in conduct that could breach the exclusivity rights of other wholesale partners. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

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

A consolidation of the domestic market for foam may increase the prices for foam in the geographical market in which we purchase foam which could adversely affect our business.

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

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of civil claims by competitors and other parties, which could result in civil litigation or regulatory penalties and require us to alter or end these practices or adopt new practices that are not as effective or are more expensive. Despite our efforts to comply with all marketing laws and regulations, we may not be in complete compliance at all times. Some competitors engage in the practice of regularly sending notices of non-compliance with certain of these regulations, and demand proof of compliance, and while we may believe we comply this practice consumes our resources, could lead to litigation and may have a negative impact on our financial condition.

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

Claims have been made against us for alleged violations of the Americans with Disability Act (“ADA”) related to accessibility to our website by the blind. The law is unsettled as to whether the ADA covers websites and what standards are applicable, but courts in certain jurisdictions have recognized these types of ADA claims. While we comply with industry standards for making our website accessible to the blind, and regularly test our site for this purpose, we may be subject to such claims and, as a result, we may be required to expend resources in defense of these claims that could increase our cost of doing business.

Provisions in our Second Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; any action asserting a claim against us or any current or former director, officer or employee of ours arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future sales of our Class A Common Stock by our existing stockholders may cause our stock price to fall.

The market price of our Class A Common Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple Inc. stockholder to be diluted.

In connection with the Closing of the Business Combination, the founders, Terry and Tony Pearce, through InnoHold, LLC control all of the shares of Class B Common Stock of the Company which constitutes over 80% of all ownership interests in the Company. The lock-up period following the Business Combination has expired, and the founders are now able to exchange their Class B shares for Class A shares and sell them. Also, at this time, CCP, Blackwell and CDF own a majority of the shares of Class A Common Stock of the Company. Any of these shareholders may choose to sell shares of Common Stock, and the founders particularly may decide to liquidate a substantial portion of their interest in view of their age and for other personal reasons. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

In connection with the Closing of the Business Combination, some of our employees were granted incentive units as members of InnoHold, which together with Terry and Tony Pearce holds all of the outstanding shares of Class B Common Stock of the Company. On February 8, 2019, at the request of the Company’s HR & Compensation Committee of the Board of Directors, InnoHold initiated a tender offer to each of its Class B unit holders to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc. held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold Class B unit holders accepted the offer, and each transaction is expected to close in the second quarter of 2019. The closing of the transaction will be a taxable event for the recipients of paired Class B Units of Purple LLC and Class B Stock of Purple Inc., and such recipients, or the Company on their behalf, may need to exchange, subject to the exchange agreement among the Company, Purple LLC and InnoHold (the “Exchange Agreement”) and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidate those shares of Class A Common Stock in order to pay taxes assessed. Some of the participants receiving these equity incentives, including those who no longer work for the Company, may want to liquidate some or all of the equity distributed to them by InnoHold. Sales of such shares of Class A Common Stock may occur relatively close to each other in time, including during short windows of time when such employees are able to trade in the Company’s securities without violating the Company’s insider trading policy, and such consolidated trading in such short windows of time could result in downward pressure on the price of our Class A Common Stock.

This risk of downward pressure on the price of our Class A Common Stock is particularly acute at this time inasmuch as the average trading volume of our Class A Common Stock is very low, making it more difficult to sell a substantial number of shares at any point in time. This risk related to the lack of an active trading market also may make it more difficult for any shareholder to sell their shares, and until an active trading market develops and becomes sustainable, it is likely to make our stock less desirable to investors. InnoHold, CCP, Blackwell and CDF, who hold most of the Company’s Common Stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our operating performance and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained for many reasons, including that InnoHold, CCP, Blackwell and CDF, who hold most of the Company’s Common Stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. You may be unable to sell your securities unless a market can be established and sustained.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and the Company’s ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of March 31, 2019, Purple LLC had total debt of $37.3 million outstanding, comprised of $37.2 million outstanding under the Amended and Restated Credit Agreement and $0.1 million in capital lease obligations. Our level of indebtedness could have important consequences to stockholders. For example, it could:

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

Pursuant to our Amended and Restated Certificate of Incorporation, the board of directors of the Company has the ability to authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the board determines and without any stockholder approval other than as may be required by NASDAQ rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying or preventing a change of control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of the Amended and Restated Credit Agreement, the Company issued to CCP and Blackwell, as the Lenders funding the Incremental Loan, Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock. Each Incremental Loan Warrant entitles the registered holder to purchase one share of the Company’s Class A Stock at a price of $5.74 per share, subject to adjustment pursuant to the terms of the warrant agreement. The Incremental Loan Warrants have a five-year term and will expire on February 26, 2024, or earlier upon redemption or liquidation. The Incremental Loan Warrants were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The Incremental Loan Warrants may be exercised by providing an executed notice of exercise form accompanied by full payment of the exercise price or on a cashless basis, if applicable. The holders do not have the rights or privileges of holders of Class A Stock or any voting rights until they exercise their Incremental Loan Warrants and receive shares of Class A Stock. After the issuance of shares of Class A Stock upon exercise of the Incremental Loan Warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders generally. Upon 20 days’ prior written notice, the Company may, in its sole discretion, decrease the exercise price of the Incremental Loan Warrants at any time prior to the expiration of the Incremental Loan Warrants for a period of not less than 20 business days. In no event shall the exercise price be lowered by the Company to be less than $1.00.

Once the Incremental Loan Warrants become exercisable, the Company may call the Incremental Loan Warrants for redemption in whole and not in part at a price of $0.01 per share of Class A Stock issuable upon exercise of the Incremental Loan Warrants upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrantholder, provided that this redemption right is only available if the reported last sale price of the Class A Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders. If the Company calls the Incremental Loan Warrants for redemption, it will have the option to require any holder that wishes to exercise his, her or its Incremental Loan Warrant to do so on a “cashless basis” by which the holders of Incremental Loan Warrants would pay the exercise price by surrendering their Incremental Loan Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Incremental Loan Warrants, multiplied by the difference between the exercise price of the Incremental Loan Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Incremental Loan Warrants.

The warrantholders may elect to be subject to a requirement that such warrantholder will not have the right to exercise its Incremental Loan Warrants, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 9.8% (as specified by the holder) of the shares of Class A Stock outstanding immediately after giving effect to such exercise.

If the number of outstanding shares of Class A Stock is increased by a stock dividend payable in shares of Class A Stock, or by a split-up of shares of Class A Stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of Class A Stock issuable on exercise of each Incremental Loan Warrant will be increased in proportion to such increase in the outstanding shares of Class A Stock. A rights offering to holders of Class A Stock entitling holders to purchase shares of Class A Stock at a price less than the fair market value will be deemed a stock dividend of a number of shares of Class A Stock equal to the product of (i) the number of shares of Class A Stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Stock) multiplied by (ii) one (1) minus the quotient of (x) the price per share of Class A Stock paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Stock, in determining the price payable for Class A Stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) “fair market value” means the volume weighted average price of Class A Stock as reported during the ten trading day period ending on the trading day prior to the first date on which the shares of Class A Stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if the Company, at any time while the Incremental Loan Warrants are outstanding and unexpired, pays a dividend or makes a distribution in cash, securities or other assets to the holders of Class A Stock on account of such shares of Class A Stock (or other shares of our capital stock into which the warrants are convertible), other than (a) as described in the paragraph above or (b) certain ordinary cash dividends, then the Incremental Loan Warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Class A Stock in respect of such event.

If the number of outstanding shares of Class A Stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of Class A Stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of Class A Stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of Class A Stock.

Whenever the number of shares of Class A Stock purchasable upon the exercise of the Incremental Loan Warrants is adjusted, as described in the paragraphs above, the Incremental Loan Warrant exercise price will be adjusted by multiplying the Incremental Loan Warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares of Class A Stock purchasable upon the exercise of the Incremental Loan Warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of shares of Class A Stock so purchasable immediately thereafter.

In the event of a “fundamental transaction” the holder will have the right to purchase and receive the same kind and amount of consideration receivable by the stockholders of the Company in such fundamental transaction. The Company will cause the surviving company in a fundamental transaction to assume the obligations of the Company under the Incremental Loan Warrants. In addition, the holder may elect to either (i) have the exercise price of the warrant reduced by the Black-Scholes value of the Incremental Loan Warrants (as set forth in the Incremental Loan Warrants) or (ii) cause the Company or its successor to repurchase all or a portion of the Incremental Loan Warrants at the Black-Scholes value (as set forth in the Incremental Loan Warrants). For purposes of the Incremental Loan Warrants, a “fundamental transaction” includes, subject to certain exceptions, any reclassification or reorganization of the Company, any merger or consolidation of the Company with or into another corporation, any merger or consolidation with (but not into) another corporation in which the stockholders of the Company immediately prior to the merger or consolidation own less than a majority of the outstanding stock of the surviving entity, any sale or conveyance of all or substantially all of the assets or other property of the Company, and any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) consummates a tender, exchange or redemption offer after which such group beneficially owns more than 50% of the outstanding shares of Class A Stock of the Company.

Additionally, the exercise price of the warrant will be reduced by the Black-Scholes value of the Incremental Loan Warrants (as set forth in the Incremental Loan Warrants) in the event (a) any person (other than the holders of the Incremental Loan Warrants and their affiliates), together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such person is a part, and together with any affiliate or associate of such person (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, becomes the beneficial owner, directly or indirectly, through purchase, merger or other acquisition transaction or series of transactions, securities of the Company entitling such person or group to exercise 25% or more of the total voting power of all voting securities of the Company, (b) Tony Pearce or Terry Pearce individually or together cease beneficially to own at least 50% of the voting securities of the Company, or (c) the Board ceases to be comprised of a majority of independent directors (as defined under NASDAQ rules) for a period of longer than 60 consecutive days.

The issuance of the Incremental Loan Warrants does not affect the rights of our existing security holders, other than with respect to potential dilution as a result of an increase in the number of shares of Class A Stock outstanding if the Lenders exercise the Incremental Loan Warrants.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
4.1	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.1+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.2	First Amendment to Credit Agreement dated January 28, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 31, 2019)
10.3+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.4	Amended and Restated Credit Agreement dated February 26, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.5	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.6	Amended and Restated Parent Guaranty dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.7	IP Security Agreement dated February 26, 2019 by and among Purple Innovation, Inc., Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.8	Guarantor Security Agreement dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.9*#	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc.
10.10*#	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Indicates confidential portions of the exhibit have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	May 7, 2019	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2019	By:	/s/ Craig L. Phillips
Craig L. Phillips
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)