Form 10-Q
period 2019-06-30
Purple Innovation, Inc.
filed 2019-08-13
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 13, 2019, 9,894,716 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 44,003,791 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple® (the logo and standard character mark) (for mattresses and pillows as well as plasticized elastomeric gel), No Pressure® and Hyper-Elastic Polymer® (for plasticized elastomeric gel and certain types of products, including mattresses); and the color “purple” (for mattresses). We also have a number of common law trademarks, including Purple Powerbase™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Purple Grid™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™ and EquaGel Adjustable™. Many of the common law marks have registrations pending with the USPTO and other international jurisdictions. Solely for convenience, we refer to our trademarks in this Quarterly Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$20,255	$12,232
Accounts receivable, net	24,845	10,241
Inventories, net	25,057	22,940
Prepaid inventory	883	790
Other current assets	2,591	1,494
Total current assets	73,631	47,697
Property and equipment, net	24,485	22,514
Intangible assets, net	1,574	1,493
Other long-term assets	46	5
Total assets	$99,736	$71,709

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,457	$24,828
Accrued sales returns	6,001	5,457
Accrued compensation	4,760	2,691
Customer prepayments	5,074	7,522
Accrued sales tax	4,464	5,538
Other current liabilities	6,148	2,541
Total current liabilities	55,904	48,577
Long-term debt, related-party	33,653	21,411
Warrant liabilities	6,852	—
Other long-term liabilities, net of current portion	6,690	3,732
Total liabilities	103,099	73,720
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 9,827 issued and outstanding at June 30, 2019 and 9,731 issued and outstanding at December 31, 2018	1	1
Class B common stock; $0.0001 par value, 90,000 shares authorized; 44,071 issued and outstanding at June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	10,364	3,655
Accumulated deficit	(5,790)	(4,322)
Total stockholders’ deficit	4,579	(662)
Noncontrolling interest	(7,942)	(1,349)
Total deficit	(3,363)	(2,011)
Total liabilities and stockholders’ deficit	$99,736	$71,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues, net	$103,004	$75,760	$186,652	$136,528
Cost of revenues	60,221	43,938	109,800	78,891
Gross profit	42,783	31,822	76,852	57,637
Operating expenses:
Marketing and sales	35,967	30,723	59,984	52,768
General and administrative	7,933	5,213	12,498	12,066
Research and development	1,244	555	1,934	1,066
Total operating expenses	45,144	36,491	74,416	65,900
Operating income (loss)	(2,361)	(4,669)	2,436	(8,263)
Interest expense	1,301	971	2,445	1,673
Other income, net	(6)	(82)	(235)	(101)
Loss on extinguishment of debt	—	—	6,299	—
Change in fair value – warrant liabilities	3,685	—	1,988	—
Net loss	(7,341)	(5,558)	(8,061)	(9,835)
Net loss attributable to noncontrolling interest	(6,003)	(4,554)	(6,593)	(7,281)
Net loss attributable to Purple Innovation, Inc.	$(1,338)	$(1,004)	$(1,468)	$(2,554)
Net loss per common share—basic and diluted	$(0.16)	$(0.12)	$(0.17)	$(0.30)
Weighted average common shares outstanding—basic and diluted	8,457	8,410	8,447	8,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)/Member Deficit

(In thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit

Balance - December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)
Net loss	—	—	—	—	—	(1,338)	(1,338)	(6,003)	(7,341)
Stock-based compensation	—	—	—	—	6,733	—	6,733	—	6,733
Repurchase of stock options	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of common stock	96	—	—	—	—	—	—	—	—
Balance – June 30, 2019	9,827	$1	44,071	$4	$10,364	$(5,790)	$4,579	$(7,942)	$(3,363)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity

Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(13,919)	$(13,919)
Net loss	—	—	—	—	—	(1,550)	(1,550)	(7,051)	4,324	(4,277)
Effect of the Business Combination:
Proceeds and shares issued in the Business Combination	9,683	1	44,071	4	(1,600)	—	(1,595)	17,912	9,595	25,912
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Balance – March 31, 2018	9,683	1	44,071	4	3,091	(1,550)	1,546	10,861	—	12,407
Net loss	—	—	—	—	—	(1,004)	(1,004)	(4,554)	—	(5,558)
Stock-based compensation	—	—	—	—	313	—	313	—	—	313
Balance – June 30, 2018	9,683	$1	44,071	$4	$3,404	$(2,554)	$855	$6,307	$—	$7,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(8,061)	$(9,835)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,574	1,001
Non-cash interest	1,565	1,092
Loss on extinguishment of debt	6,299	—
Loss on change in fair value - warrant liabilities	1,988	—
Stock-based compensation	6,806	313
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,604)	(3,056)
Increase in inventories	(2,117)	(17,994)
Increase in prepaid inventory and other assets	(1,231)	(1,629)
Increase (decrease) in accounts payable	4,610	(1,206)
Increase in accrued sales returns	544	805
Increase in accrued compensation	2,069	207
Increase (decrease) in customer prepayments	(2,448)	3,412
Increase (decrease) in other accrued liabilities	5,155	(718)
Net cash provided by (used in) operating activities	2,149	(27,608)

Cash flows from investing activities:
Purchase of property and equipment	(3,136)	(6,968)
Investment in intangible assets	(121)	(117)
Net cash used in investing activities	(3,257)	(7,085)

Cash flows from financing activities:
Proceeds from the Business Combination	—	25,912
Proceeds from related-party debt	10,000	24,000
Repurchase of stock options	(97)	—
Payments on line of credit	—	(8,000)
Payments for debt issuance costs	(758)	(367)
Principal payments on capital lease obligations	(14)	(14)
Net cash provided by financing activities	9,131	41,531

Net increase in cash	8,023	6,838
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$20,255	$10,431

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$482	$73
Equipment acquired through capital lease	$350	$—
Assignment of founder shares and sponsor warrants	$—	$4,691
Equipment acquired under build-to-suit service agreement	$—	$1,288
Sale-leaseback of equipment under build-to-suit service agreement	$—	$(1,288)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”), is a comfort innovation company which designs and manufactures products to improve how people live. The Company designs and manufactures a range of comfort technology products, including mattresses, pillows, cushions and other products, using its proprietary Hyper-Elastic Polymer technology designed to improve comfort. The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers and our Company outlet store.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed March 14, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as Purple Inc. is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2019, Purple Inc. had approximately an 18% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At June 30, 2019, InnoHold and other parties owned approximately 82% of the economic interest in Purple LLC; however, InnoHold and other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

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

Revenue Recognition

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers and our Company owned outlet store. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

Allocate the transaction price to performance obligations in the contract. The Company’s contracts with customers do not include multiple performance obligations. Therefore, the Company recognizes revenue upon transfer of the product to the customer’s control at contractually stated pricing.

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

Net Loss Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of June 30, 2019 or in prior periods. Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net loss per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants and stock options for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

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

New Lease Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods within annual periods beginning January 1, 2021. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. We are in the process of implementing a new lease accounting system in connection with the adoption. While we expect a material impact to our consolidated balance sheet as a result of the adoption of this new guidance, we continue to evaluate the effect of the new standard on our consolidated financial statements and related disclosures. We also expect that adoption of the new guidance will require changes to our internal controls over financial reporting.

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

Contract Balances

Payment for sale of products through the direct-to-consumer online channels and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $5.1 million at June 30, 2019 and $7.5 million at December 31, 2018. During the six months ended June 30, 2019, the Company recognized $7.5 million of revenue that was deferred in customer prepayments at December 31, 2018.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Channel	2019	2019

Direct-to-consumer	$63,710	$117,474
Wholesale partner	39,294	69,178
Revenues, net	$103,004	$186,652

	Three Months Ended June 30,	Six Months Ended June 30,
Product	2019	2019

Bedding	$96,383	$173,826
Other	6,621	12,826
Revenues, net	$103,004	$186,652

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

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2019	2018

Raw materials	$9,660	$10,763
Work-in-process	1,568	521
Finished goods	14,862	12,364
Inventory obsolescence reserve	(1,033)	(708)
Inventories, net	$25,057	$22,940

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Equipment	$16,223	$15,465
Equipment in progress	4,328	2,895
Leasehold improvements	3,458	3,359
Furniture and fixtures	3,405	2,817
Office equipment	958	799
Equipment under capital lease	626	159
Total property and equipment	28,998	25,494
Accumulated depreciation and amortization	(4,513)	(2,980)
Property and equipment, net	$24,485	$22,514

The Company recorded depreciation and amortization related to property and equipment of $0.8 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization of $1.5 million and $1.0 million were recorded during the six months ended June 30, 2019 and 2018, respectively.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Co-op advertising, rebates, promotions	$3,360	$430
Warranty accrual – current portion	1,248	893
Website commissions	773	823
Insurance financing	358	—
Accrued expenses	361	363
Capital leases – current portion	48	32
Total other current liabilities	$6,148	$2,541

8. Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Long-term debt, related-party	$37,821	$26,647
Less: unamortized debt issuance costs and discounts	(4,168)	(5,236)
Total long-term debt, related-party	$33,653	$21,411

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

Amended and Restated Credit Agreement

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and the incremental $10.0 million loan was funded on February 26, 2019 and the Company issued to the Incremental Lenders 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Credit Agreement to five years from closing of the incremental loan, lowers the amount allowed for an asset-based loan to $10.0 million, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans from the Lenders not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum and is payable on the last business day of each fiscal quarter, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provides for standard indemnification of the Lenders. Purple LLC continues to be restricted from making annual capital expenditures in excess of $20.0 million and incurring capital lease obligations in excess of $10.0 million at any time outstanding, subject to limited exceptions.

The Company paid fees in the amount of $0.5 million and debt issuance costs in the amount of $0.3 million in conjunction with the incremental loan under the Amended and Restated Credit Agreement. Interest expense related to the Credit Agreement and the Amended and Restated Credit Agreement was $1.3 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

The Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million for the six months ended June 30, 2019. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

9. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. The Company has determined that this provision requires the warrants to be accounted for as a liability at fair value on the date of the transaction under guidance prescribed in ASC 480 - Distinguishing Liabilities from Equity. The liability for the warrants is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The Company recorded a $3.7 million and a $2.0 million loss on the increase in fair value of the Incremental Loan Warrants for the three and six months ended June 30, 2019, respectively.

The Company determined the fair value of the Incremental Loan Warrants to be $4.9 million on the date of the transaction on February 26, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$5.59
Exercise price	$5.74
Risk free interest rate	2.45%
Warrant lives in years	5.0
Expected volatility	34.37%
Expected dividend yield	—

The Company determined the fair value of the Incremental Loan Warrants to be $6.9 million on June 30, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$6.75
Exercise price	$5.74
Risk free interest rate	1.76%
Warrant life in years	4.7
Expected volatility	35.29%
Expected dividend yield	—

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred rent expense	$2,801	$2,531
Warranty accrual	4,725	2,009
Capital leases	460	117
Total other long-term liabilities	7,986	4,657
Less: current portion of long-term liabilities	(1,296)	(925)
Other long-term liabilities, net of current portion	$6,690	$3,732

11. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors (“Board”). Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are the “Lenders” under the Credit Agreement. On February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan of $10.0 million was funded (see Note 8 – Long Term Debt, Related Party). The Lenders in aggregate had $37.8 million in principal borrowings outstanding as of June 30, 2019, comprised of $25.0 million in original loan amount, $10.0 million in incremental loan amount and $2.8 million in capitalized interest. The Company made interest payments to the Lenders in the amount of $0.5 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively. The Company made interest payments to the Lenders in the amount of $0.8 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold, LLC (herein “InnoHold”) (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s Board (the “Purple Founders”). InnoHold is a majority shareholder of the Company.

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.3 million and $0.3 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended June 30, 2019 and 2018, respectively and $0.6 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010. The Company has leased a new facility in Lehi, Utah and will be moving its headquarters into that building before the end of the first quarter 2020. The Company intends currently to continue to lease from TNT Holdings the building in Alpine, Utah and use it as its facility for research and development and video productions.

On February 2, 2019, the lock-up agreement expired that was entered into in connection with the Closing. The lock-up agreement was entered into by InnoHold between the Company and the Parent Representative with respect to the equity securities that both the Company and Purple LLC received in the Business Combination (the “Restricted Securities”). As of June 30, 2019, there have not been any transactions of the Restricted Securities since the lock-up agreement expired.

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

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The early termination charge is $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of June 30, 2019, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases. Office and manufacturing space for its headquarters facility in Alpine, Utah is leased from TNT Holdings an entity that prior to the Business Combination was under common control with InnoHold, which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension. The Company leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company also leases another facility in Grantsville, Utah for use as temporary warehouse space. The lease was entered into in May 2019 with a lease term of 4 months and expires in August 2019 with a holdover option on a month to month basis. The Company entered into a lease for its Company outlet store in Salt Lake City, UT. The lease was entered into in June 2019 with a lease term of 36 months with one 5-year extension option. The Company has also entered into a lease for Corporate office space in Lehi, Utah. The lease was entered into in June 2019 with a lease term of 10 years with an option to early terminate after the eighty-fourth calendar month and an option for two 5-year extensions. The Company will be moving its headquarters into the building before the end of the first quarter 2020. The Company recognizes rent expense on lease payments, including those with rent escalations and rent free periods, on a straight-line basis over the expected lease term. During the three months ended June 30, 2019 and 2018, the Company recognized rent expense in the amount of $0.9 million and $0.9 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized rent expense in the amount of $1.8 million and $1.8 million, respectively.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of June 30, 2019, approximately $21.2 million remains on the purchase contract. Based on current usage rates, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of June 30, 2019, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

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

The holders of the Incremental Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants). The registration statement was declared effective on May 17, 2019.

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

Maintenance of One-to-One Ratios.

The Second Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A Stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar stockholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A Stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in InnoHold and other non-controlling interest holders having a voting interest in the Company that is identical to their economic interest in Purple LLC.

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to make him the company’s chief executive officer on April 1, 2016, constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $12 to $25 million, based on his calculation of the value of a 4% interest in Purple LLC. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims. Fact discovery in this matter has been completed and expert discovery is scheduled to be completed in September 2019.

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

In connection with the Business Combination, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At June 30, 2019, 9.8 million shares of Class A Stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At June 30, 2019, 44.1 million shares of Class B Stock were outstanding.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. At June 30, 2019, all 28.3 million warrants remain outstanding.

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

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2019, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held in Purple LLC by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at June 30, 2019, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

As of June 30, 2019, the Company has a full valuation allowance on its net deferred tax assets. In assessing the realizability of deferred tax assets, including the deferred tax assets recorded in connection with the Business Combination and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2018, and the Company continues to be in a full valuation allowance position for the period ended June 30, 2019.

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

In connection with the Business Combination the Company entered into the Tax Receivable Agreement with the NCI holder, InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. As realization of the tax benefit related to the Business Combination is not currently deemed probable, no liability under the Tax Receivable Agreement has been recognized in the accompanying condensed consolidated balance sheet.

As InnoHold and its assignees of Paired Securities exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement (a “TRA Liability”) may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. Due to the uncertainty surrounding the amount and timing of future redemptions of Paired Securities and uncertainty about the ability of the Company to realize net cash savings, and other factors, the Company currently does not believe it is likely that tax benefits from an exchange of Paired Securities is likely to result in net cash savings and further does not believe it is appropriate to record a TRA Liability related to past and future exchanges until such time that the Company believes that the associated tax benefits are more-likely-than-not to result in net cash savings.

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

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of June 30, 2019, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(1,338)	$(1,004)	$(1,468)	$(2,554)
Denominator:
Weighted average shares—basic and diluted	8,457	8,410	8,447	8,399
Net loss per common share:
Basic	$(0.16)	$(0.12)	$(0.17)	$(0.30)
Diluted	$(0.16)	$(0.12)	$(0.17)	$(0.30)

For the three and six months ended June 30, 2019, the Company excluded 1.3 million shares of issued Class A common stock subject to vesting and 18.1 million shares of common stock issuable upon conversion of certain Company warrants and stock options as the effect was anti-dilutive. For the three and six months ended June 30, 2018, the Company excluded 1.3 million shares of issued common stock subject to vesting and 14.2 million shares of common stock issuable upon conversion of the Company’s warrants as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of June 30, 2019, approximately 3.2 million shares remain available under the 2017 Incentive Plan.

Class A Common Stock Awards

In May 2019, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to the independent directors on the Board. The stock awards vested immediately, and for the three and six months ended June 30, 2019, the Company recognized $0.3 million in expense which represents the fair value of the stock award on the grant date.

In May 2019, the Company granted a restricted stock award to Joseph B. Megibow, the Company’s Chief Executive Officer (the “CEO”) pursuant to the terms of his employment agreement.  The restricted stock award is for 0.1 million shares and has certain vesting conditions, including vesting on the earlier of a change in control or the satisfaction of all three specific service and market conditions. Such conditions require: (i) the CEO to stay employed as CEO through September 30, 2021, unless terminated without cause; (ii) the CEO to retain certain shares of common stock owned at the time of the grant through September 30, 2021; and (iii) the common stock of the Company to trade above $10 a share for any twenty of thirty consecutive trading days during the year ended March 31, 2022. Accordingly, the earliest the three vesting conditions could all be met is at some point during the year ended March 31, 2022. As this award includes a market vesting condition, the estimated fair value of the restricted stock is measured on the grant date and incorporates the probability of vesting occurring. Such fair value is recognized over the derived service period (as determined by the valuation model) on a straight-line basis, with such recognition occurring whether the instrument ultimately vests or not. The Company determined the fair value of the restricted stock on the grant date to be $0.2 million and the derived service period to be 2.58 years using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$6.56
Risk free interest rate	1.9%
Expected life in years	3.0
Expected volatility	36.5%
Expected dividend yield	—

In May 2018, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to the independent directors on the Board. The stock awards vested immediately, and for the three and six months ended June 30, 2018, the Company recognized $0.3 million in expense which represents the fair value of the stock award on the grant date.

Employee Stock Options

During the six months ended June 30, 2019, the Company granted 0.8 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have exercise prices that range from $5.75 to $6.65 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 0.8 million options granted during the six months ended June 30, 2019 to be $1.5 million which will be expensed over the vesting period of four years.

During the six months ended June 30, 2019, 0.3 million unvested stock options were forfeited by Mark Watkins, the former Chief Financial Officer of the Company, upon his resignation and departure from the Company. As the Chief Financial Officer, Mr. Watkins was not permitted to exercise and sell all of his 0.1 million vested options during the limited 90-day exercise time period under the terms of his option grant. The Company entered into an agreement whereby the Company paid Mr. Watkins a settlement amount equal to the difference between the closing price of the stock on the date of the settlement and the exercise strike price of $5.95. The Company paid Mr. Watkins $0.1 million and cancelled his vested stock options.

The following are the assumptions used in calculating the fair value of the total stock options granted during the six months ended June 30, 2019 using the Black-Scholes method:

Fair market value	$5.75 - $6.65
Exercise price	$5.75 - $6.65
Risk free interest rate	2.09% - 2.50%
Expected term in years	3.47 - 3.58
Expected volatility	37.1% - 37.3%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2019:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of June 30, 2019:
Options outstanding as of January 1, 2019	933	$5.96	4.8	$—
Granted	809	6.31	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(395)	5.97	—	—
Options outstanding as of June 30, 2019	1,347	6.17	4.6	786

Outstanding and exercisable stock options as of June 30, 2019 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	250	4.64	—	$—	$—
5.95	538	4.25	—	—	—
6.51	359	4.90	—	—	—
6.65	200	4.86	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.1 million and $0.2 million in stock-based compensation expenses related to stock options during the three and six months ended June 30, 2019, respectively. There were no stock options awarded or outstanding as of June 30, 2018.

As of June 30, 2019, there was $2.0 million of total unrecognized compensation cost with a remaining recognition period of 3.5 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan.

In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”), which was considered a modification for accounting purposes. Under the revised terms of the incentive units granted under the InnoHold Agreement, the incentive unit holders were only eligible to participate in InnoHold’s distributions, if any, after the distribution threshold of approximately $135.0 million is met and in accordance with the same vesting schedule that had existed at the time of the initial grant.

On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of the Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. As of the closing, those incentive unit holders were potentially entitled to receive, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million shares of Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing and the remaining 0.8 million may be distributed in the future. The potential distribution by InnoHold of the remaining Paired Securities has no impact upon the eventual cancellation of all their ownership interest in InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $6.3 million which represents the fair value of the Paired Securities as of the distribution date of June 25, 2019. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Common Stock.

The following table summarizes the total incentive unit activity granted first by Purple Team LLC and then continued through InnoHold for the benefit of the Company:

(in thousands)	Incentive Units
As of June 30, 2019
Incentive units outstanding as of January 1, 2019	7
Granted	—
Exercised	—
Forfeited/Cancelled	(7)
Incentive units outstanding as of June 30, 2019	0

Incentive units vested as of June 30, 2019	0

Aggregate Non-Cash Stock Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period. The table below summarizes the aggregate non-cash stock compensation recognized in the statement of operations for stock awards, employee stock options and the distribution by InnoHold of Paired Securities.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Stock Compensation	2019	2018	2019	2018

Cost of revenues	$453	$—	$465	$—
Marketing and sales	2,883	—	2,883	—
General and administrative	2,881	313	2,942	313
Research and development	516	—	516	—
Total non-cash stock compensation	$6,733	$313	$6,806	$313

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.3 million for the three months ended June 30, 2019 and $0.6 million for the six months ended June 30, 2019.

18. Subsequent Events

In July 2019, 0.2 million shares of the remaining Paired Securities described above were distributed by InnoHold and 0.1 million Paired Securities were exchanged for shares of Class A Common Stock.

During August 2019, we completed construction and successful testing of the Company’s fifth proprietary Mattress Max machine with similar design and capabilities to the existing Mattress Max machines already in operation. All construction in process costs associated with the development of this equipment will be moved to in-service and depreciation will begin in the third quarter of 2019.

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

Introductory Note

On February 2, 2018, our predecessor, GPAC consummated the Business Combination pursuant to the Merger Agreement, by and among GPAC, Merger Sub, Purple LLC, InnoHold and the Sponsor, which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Business Combination.

In connection with the Closing, the Company changed its name from “Global Partner Acquisition Corp.” to “Purple Innovation, Inc.” The Business Combination was accounted for as a reverse recapitalization because the former owners of Purple LLC have control over the combined company through their 82% ownership of the common stock of the Company. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Purple LLC prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Business Combination) presented.

On January 28, 2019, Purple LLC entered into the First Amendment with the Lenders which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed and this incremental loan was funded on February 26, 2019. In addition, the Company issued to the Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of the Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. As of the closing, those incentive unit holders were potentially entitled to receive, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million shares of Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing and the remaining 0.8 million may be distributed in the future. The potential distribution by InnoHold of the remaining Paired Securities has no impact upon the eventual cancellation of all their ownership interest in InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $6.3 million which represents the fair value of the Paired Securities as of the distribution date of June 25, 2019. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Common Stock.

Overview of Our Business

The Company is a comfort innovation company that designs and manufactures products to improve how people live. We design and manufacture a range of comfort technology products, including mattresses, pillows, and cushions, using our patented Hyper-Elastic Polymer technology designed to improve comfort. We market and sell our products through our direct-to-consumer online channel, traditional wholesale partners, third-party online retailers and our Company outlet store.

Operating Results for the Three Months Ended June 30, 2019 and 2018

The following table sets forth for the periods indicated for our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended June 30,
	2019	% of Net Revenues	2018	% of Net Revenues
Revenues, net	$103,004	100.0%	$75,760	100.0%
Cost of revenues	60,221	58.5	43,938	58.0
Gross profit	42,783	41.5	31,822	42.0
Operating expenses:
Marketing and sales	35,967	34.9	30,723	40.6
General and administrative	7,933	7.7	5,213	6.9
Research and development	1,244	1.2	555	0.7
Total operating expenses	45,144	43.8	36,491	48.2
Operating loss	(2,361)	(2.3)	(4,669)	(6.2)
Interest expense	1,301	1.3	971	1.3
Other income, net	(6)	(0.0)	(82)	(0.1)
Loss on extinguishment of debt	—	—	—	—
Change in fair value – warrant liabilities	3,685	3.6	—	—
Net loss	(7,341)	(7.1)	(5,558)	(7.3)
Net loss attributable to noncontrolling interest	(6,003)	(5.8)	(4,554)	(6.0)
Net loss attributable to Purple Innovation, Inc.	$(1,338)	(1.3)	$(1,004)	(1.3)

Revenue

Total net revenue increased $27.2 million, or 36.0%, to $103.0 million for the three months ended June 30, 2019 from $75.8 million for the three months ended June 30, 2018 due mainly to a $27.4 million increase in bedding sales partially offset by a $0.2 million decrease in other products. The increase in bedding sales was primarily attributable to an increase in wholesale revenue driven by an increase of over 1,000 stores as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $16.3 million, or 37.1%, to $60.2 million for the three months ended June 30, 2019 from $43.9 million for the three months ended June 30, 2018. The increase is primarily due to a proportionate increase in direct materials, labor and overhead related to the increased mattress sales and non-cash stock compensation of $0.5 million. The gross profit percentage decreased 0.5% of net revenues to 41.5% for the three months ended June 30, 2019 from 42.0% for the three months ended June 30, 2018. The decrease was primarily driven by a shift in sales mix to more sales with wholesale pricing which was partially offset by efficiencies in operations and logistics.

Marketing and Sales

Marketing and sales expenses increased $5.2 million, or 17.1%, to $36.0 million for the three months ended June 30, 2019 from $30.7 million for the three months ended June 30, 2018. The increase is primarily due to added resources and infrastructure to drive increased sales and non-cash stock compensation of $2.9 million. The overall marketing and sales expense as a percentage of net revenue decreased to 34.9% for the three months ended June 30, 2019 from 40.6% for the three months ended June 30, 2018 due to efforts to improve the efficiency of marketing spend for the revenue generated.

General and Administrative

General and administrative expenses increased $2.7 million, or 52.2%, to $7.9 million for the three months ended June 30, 2019 from $5.2 million for the three months ended June 30, 2018. The increase was primarily due to non-cash stock compensation of $2.6 million.

Research and Development

Research and development costs increased $0.7 million, or 124.1%, to $1.2 million for the three months ended June 30, 2019 from $0.6 million for the three months ended June 30, 2018. The increase is primarily due to non-cash stock compensation of $0.5 million and increases in salaries and wages as we added resources for new product innovation.

Operating loss

Operating loss was $2.4 million for the three months ended June 30, 2019, a decrease of $2.3 million from an operating loss of $4.7 million for the three months ended June 30, 2018. The decrease was primarily due to higher revenues than the prior year at a consistent margin rate and lower marketing spend as a percentage of net revenue in 2019 partially offset by $6.4 million in non-cash stock compensation.

Interest Expense

Interest expense increased $0.3 million, or 34.0%, to $1.3 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018. The increase is due primarily to the additional $10.0 million funds borrowed in February 2019 pursuant to the Amended and Restated Credit Agreement as well as interest added to the outstanding loan balance as allowed by the Agreement. The outstanding loan balance was $37.8 million as of June 30, 2019 and $26.6 million as of December 31, 2018.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the date of the transaction resulted in a non-cash loss in the amount of $3.7 million recorded in earnings for the three months ended June 30, 2019 due mainly to the increase in stock price over the previous quarter.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other Class B unit holders, as a noncontrolling interest at their ownership percentage. At June 30, 2019, this noncontrolling ownership percentage was approximately 82%.

Operating Results for the Six Months Ended June 30, 2019 and 2018

The following table sets forth for the periods indicated for our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2019	% of Net Revenues	2018	% of Net Revenues
Revenues, net	$186,652	100.0%	$136,528	100.0%
Cost of revenues	109,800	58.8	78,891	57.8
Gross profit	76,852	41.2	57,637	42.2
Operating expenses:
Marketing and sales	59,984	32.1	52,768	38.6
General and administrative	12,498	6.7	12,066	8.8
Research and development	1,934	1.0	1,066	0.8
Total operating expenses	74,416	39.9	65,900	48.3
Operating income (loss)	2,436	1.3	(8,263)	(6.1)
Interest expense	2,445	1.3	1,673	1.2
Other (income) expense, net	(235)	(0.1)	(101)	(0.1)
Loss on extinguishment of debt	6,299	3.4	—	—
Change in fair value – warrant liabilities	1,988	1.1	—	—
Net loss	(8,061)	(4.3)	(9,835)	(7.2)
Net loss attributable to noncontrolling interest	(6,593)	(3.5)	(7,281)	(5.3)
Net loss attributable to Purple Innovation, Inc.	$(1,468)	(0.8)	$(2,554)	(1.9)

Revenue

Total net revenue increased $50.1 million, or 36.7%, to $186.7 million for the six months ended June 30, 2019 from $136.5 million for the six months ended June 30, 2018 due mainly to a $47.6 million increase in bedding sales. The increase in bedding sales was primarily attributable to an increase in wholesale revenue driven by an increase of over 1,500 stores as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $30.9 million, or 39.2%, to $109.8 million for the six months ended June 30, 2019 from $78.9 million for the six months ended June 30, 2018. The increase is primarily due to a proportionate increase in direct materials, labor and overhead related to the increased mattress sales, a $1.0 million increase in freight costs due to third party “white-glove” delivery service and a $0.5 million increase in non-cash stock compensation. The gross profit percentage decreased by 1.0% of net revenues to 41.2% for the six months ended June 30, 2019 from 42.2% for the six months ended June 30, 2018. The decrease was primarily driven by a shift in sales mix to more sales with wholesale pricing which was partially offset by efficiencies in operations and logistics.

Marketing and Sales

Marketing and sales expenses increased $7.2 million, or 13.7%, to $60.0 million for the six months ended June 30, 2019 from $52.8 million for the six months ended June 30, 2018. The increase is primarily due to added resources and infrastructure to drive increased sales and $2.9 million in non-cash stock compensation. The overall marketing and sales expense as a percentage of net revenue decreased to 32.1% for the six months ended June 30, 2019 from 38.6% for the six months ended June 30, 2018 due to efforts to improve the efficiency of marketing spend for the revenue generated.

General and Administrative

General and administrative expenses increased $0.4 million, or 3.6%, to $12.5 million for the six months ended June 30, 2019 from $12.1 million for the six months ended June 30, 2018. The increase was primarily due to non-cash stock compensation expense of $2.6 million partially offset by lower costs in 2019 as compared to the high costs incurred in 2018 related to the Business Combination in February 2018.

Research and Development

Research and development costs increased $0.9 million, or 81.4%, to $1.9 million for the six months ended June 30, 2019 from $1.1 million for the six months ended June 30, 2018. The increase is primarily due to increases in salaries and wages as we added resources for new product innovation and $0.5 million in non-cash stock compensation.

Operating income (loss)

Operating income was $2.4 million for the six months ended June 30, 2019, an increase of $10.7 million from an operating loss of $8.3 million for the six months ended June 30, 2018. The change was primarily due to higher revenues than the prior year at a consistent margin rate and lower marketing spend and administrative costs as a percentage of net revenue in 2019 partially offset by a $6.5 million increase in non-cash stock compensation.

Interest Expense

Interest expense increased $0.8 million, or 46.1%, to $2.4 million for the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018. The increase is due primarily to the additional $10.0 million funds borrowed pursuant to the Amended and Restated Credit Agreement as well as $1.2 million in interest added to the outstanding loan balance as allowed in the Amended and Restated Credit Agreement. The outstanding loan balance was $37.8 million as of June 30, 2019 and $26.6 million as of December 31, 2018.

Loss on Extinguishment of Debt

In conjunction with the Incremental Loan under the Amended and Restated Credit Agreement the Company determined that the amended debt terms resulted in substantially different terms for a portion the existing debt and therefore required to be accounted for as an extinguishment of a portion of the existing debt. Accordingly, a non-cash loss was recognized on the extinguishment of a portion of the existing debt of approximately $6.3 million. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the Incremental Loan Warrants issued.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the date of the transaction resulted in a non-cash loss in the amount of $2.0 million recorded in earnings for the six months ended June 30, 2019.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other Class B unit holders, as a noncontrolling interest at their ownership percentage. At June 30, 2019, this noncontrolling ownership percentage was approximately 82%.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions prior to the Business Combination and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had working capital of $17.7 million as of June 30, 2019, and we had negative working capital of $(0.9) million as of December 31, 2018. During the six months ended June 30, 2019, our accounts receivable increased by $14.6 million mainly due to an increase in our wholesale revenue and timing of promotions. In addition, our customer prepayments decreased $2.4 million as we recognized revenue due to the reduction of our direct-to-consumer shipment backlog at December 31, 2018 because of increased production. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $3.1 million for the six months ended June 30, 2019. We financed these capital expenditures through cash provided by operating activities and proceeds from the Amended and Restated Credit Agreement. We expect our capital expenditures for our facilities and equipment to be approximately $12 million in total during 2019. We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we received and have access to under the Amended and Restated Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

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

Debt service for the six months ended June 30, 2019 totaled $2.4 million and consisted of interest paid-in-kind and with cash on the Amended and Restated Credit Agreement as well as principal and interest payments on certain capital leases.

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

Cash Flows for the Six Months Ended June 30, 2019 and 2018

The following summarizes our cash flows for the three months ended June 30, 2019 and 2018 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$2,149	$(27,608)
Net cash used in investing activities	(3,257)	(7,085)
Net cash provided by financing activities	9,131	41,531
Net increase in cash	8,023	6,838
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$20,255	$10,431

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Cash provided by operating activities was $2.1 million for the six months ended June 30, 2019, as compared to cash used in operating activities of $27.6 million during the six months ended June 30, 2018. This $29.8 million increase in cash provided by operations was primarily due to decreased operating costs, as evidenced by an increase of $17.6 million in cash operating income, and a decrease of $15.9 million of cash used to purchase inventories. In 2018 we were increasing inventory due to an expanded product line, growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service. During the six months ended June 30, 2019, we achieved greater efficiencies with respect to our inventory planning and finished goods levels, compared to the same period in 2018. These increases in cash were partially offset by a $11.5 million decrease in cash provided as our accounts receivable balance increased due to the increase in wholesale revenue and timing of promotions and a $5.9 million decrease in cash provided from our customer prepayments as we were able to reduce our shipment backlog because of increased production.

Cash used in investing activities was $3.3 million for the six months ended June 30, 2019, a decrease of $3.8 million from cash used in investing activities of $7.1 million during the six months ended June 30, 2018 primarily due to large expenditures incurred in 2018 for a power upgrade and warehouse infrastructure, whole no such expenditures were made in 2019, in addition to an increased efficiency and utilization of existing equipment as well as the timing of investment in new equipment during the six months ended June 30, 2019.

Cash provided by financing activities was $9.1 million in the six months ended June 30, 2019, a decrease of $32.4 million from cash provided by financing of $41.5 million during the six months ended June 30, 2018. The decrease was primarily due to $49.9 million in funds provided to the Company as a result of the Business Combination in February 2018 partially offset by the $10.0 million in funds received in February 2019 pursuant to the Amended and Restated Credit Agreement and $8.0 million payment in 2018 to pay off and terminate our line of credit.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

On June 10, 2019, the Company signed a Lease (the “Lease”) with North Slope One, LLC for approximately 42,837 rentable square feet located at 4100 North Chapel Ridge Road in Lehi, Utah (the “Building”). The Company anticipates moving its corporate headquarters into the Building before the end of the first quarter 2020. The term of the Lease is from approximately December 2019 through November 2029, with the Company having an option to early terminate after the eighty-fourth calendar month. Under the Lease, the Company will pay a reduced basic monthly rent of $24,988 for the first seven months, followed by basic monthly rent of $96,383 for the next five months. Thereafter the basic monthly rent increases 2.5% per year to a maximum basic monthly rent of $120,372 for the final twelve months of the Lease in 2028-2029. The Lease provides for a tenant improvement allowance of $52 per usable square foot. The Lease also provides the Company with crown signage rights, a right of first refusal on other space, and an option to extend for two additional five-year periods.

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

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2019 as a result of material weaknesses in our internal control over financial reporting disclosed below and as previously disclosed in our Current Report on Form 10-K filed March 14, 2019 and Form 10-Q filed May 7, 2019.

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

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for prior fiscal years, and continuing into the June 30, 2019 quarterly period, we identified material weaknesses in our internal control over financial reporting.  While accounting for complex transactions, including the Incremental Loan transaction during the previous quarterly period, material weaknesses have been identified resulting in accounting adjustments.  Other material weaknesses identified in prior fiscal periods have also resulted in adjustments in those periods to prepaid inventory and net inventory on the balance sheet, and cost of revenues within the statement of operations.  The material weaknesses were primarily caused by the deficient design and operation of internal control processes, including appropriate management review of complex transactions.

As of December 31, 2018, we had not designed and implemented sufficient controls and processes around our accounting related analyses and reconciliations. As a result, we determined that we did not have adequate procedures and controls, to ensure that accurate financial statements could be prepared timely.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 12 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report and to Part I, Item 3 of our Annual Report on Form 10-K filed on March 14, 2019 for certain information regarding our legal proceedings. No additional legal proceedings have occurred following the date of our financial statements.

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

In addition, we rely on estimates and forecasts of our expenses and revenues to inform our business strategies, and some of our past estimates and forecasts have not been accurate. The rapidly evolving nature of the direct-to-consumer mattress industry and our business make forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower than expected sales or higher than expected expenses.

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale and our Company showroom expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring, expeditiously training, and retaining engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events;

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events;

●	our ability to manage the expenses associated with multiple facilities;

●	our ability to secure attractive real estate locations for expansion with sustainable cost structures; and

●	our ability to protect inventory assets from internal and external theft or damage.

The growth of our business places significant strain on our resources and if we are unable to manage our growth, we may not have profitable operations or sufficient capital resources.

We are rapidly and significantly expanding our operations, including increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity, our wholesale channel expansion and the opening of our Company showrooms. Our planned growth includes moving our administrative offices, increasing our manufacturing capacity, developing and introducing new products and developing new and broader distribution channels, including wholesale and Company showrooms, and extending our global reach to other countries in the long-term. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

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

Our growth depends in part on our ability to manage the opening of our Company showrooms which will require our entering leases and other obligations while the success of our Company showrooms remains unproven. To be successful, we will need to obtain or develop retailing expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, opening our Company showrooms in new locations exposes us to laws in other states that may not be as employer-friendly as those in which we currently operates, and may expose us to new liabilities. If we are not able to successfully manage the process of opening our Company showrooms and maintaining operations in an expanding number of stores, we may have to close stores and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

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

When rolling out our new mattress lines through our direct-to-consumer sales channel, we identified a need for internal controls to avoid delays in the timely delivery of our new mattress products and to improve the customer’s experience. Also, we have experienced rapid growth in our employee base, and the need to implement controls and procedures for improving employee training and retention has increased. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved controls and procedures in an environment of continuous change and our use of resources may not be as effective as intended or we may need to apply additional resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity, (ii) increasing our direct-to-consumer sales; (iii) expanding our wholesale distribution channel, particularly for our mattress products; (iv) opening our Company showrooms; (v) expanding our global sales; and (vi) engaging global partners to improve distribution efficiencies and cost savings.

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

The majority of our sales are made directly to consumers through our website or certain other e-commerce platforms. We have been expanding our business into the wholesale distribution channel through relationships with our wholesale partners but there can be no assurance that we will continue to experience success with our wholesale partners or that anticipated new locations will be successful.

We may be unsuccessful in generating sales through wholesale channels. We may extend credit terms in connection with such relationships and such relationships may expose us to the risk of unpaid or late paid invoices. In addition, we may provide fixtures to such partners that may be difficult to recover. We have limited experience in the wholesale channel, and our wholesale customers may not purchase our products in the volume we expect.

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our direct-to-consumer model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

We may be unsuccessful in opening any of our Company showrooms beyond the store we currently have at our headquarters in Alpine, Utah. and newly opened outlet store in Salt Lake City, Utah. We have limited experience in opening and operating our Company showrooms. Operating our Company showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our direct-to-consumer platform, wholesale distribution channel and our Company showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days. Our Company showroom expansion increases our risk for inventory shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable.

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

We manufacture our mattresses using our proprietary and patented Mattress Max machinery to make our Hyper-Elastic Polymer cushioning material. Because of the unique features of our Mattress Max machines, new machines are not readily available and must be constructed. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities, but if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, if our existing Mattress Max machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing Mattress Max machines, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business.

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and its needs change, we may need to negotiate a termination or modification of this lease. We have leased a new facility in Lehi, Utah and will be moving its headquarters into that building before the end of the first quarter 2020. We currently intend to continue to lease from TNT Holdings the building in Alpine, Utah and use it as its facility for research and development and video productions. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property, although we expect this tangible property to be either removed or identified and separated in 2019. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between us and Tony and Terry Pearce over this lease for reasons not currently foreseeable.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels in which we were selling its products. One of these third parties is now a domestic competitor of ours, as it now sells mattresses through some of the same retailers through which we also sell our products. This competitor’s sales revenues are increasing, resulting in increasing royalties paid to EdiZONE from this licensee. Another third-party licensee may make it difficult for us to expand into certain geographic regions, such as the European Union. Casey McGarvey, our Chief Legal Officer, is also entitled to receive a small percent of such royalties from EdiZONE related to these third-party licenses, in accordance with a small investment made in EdiZONE years before the Business Combination. While the current license back to EdiZONE, as recently amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to our competitors, may lead to conflicts of interest between us and our insiders receiving royalties. At the time this agreement with EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden our rights and narrow EdiZONE’s rights with the approval of our independent directors.

Prior to the Business Combination, we also entered into a Shared Services Agreement with other entities controlled by Tony Pearce and Terry Pearce, including EdiZONE, which covered the provision of services to these entities by our employees. The Shared Services Agreement has been terminated by us effective July 24, 2019. No legal or accounting services were provided by Purple LLC in July 2019 prior to this termination.

Prior to the Business Combination, InnoHold, an entity owned by Terry and Tony Pearce and our controlling stockholder, also granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participant’s ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not yet fully vested at the time that employee’s employment is terminated. Before and since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. This pertains to but is not limited to the forfeitures resulting from the departures occurring after the Business Combination in 2018, including that of the former Chief Executive Officer, Chief Marketing Officer and Chief Brand Officer. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for current and future equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. To avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of Class B Common Stock in Purple Inc. and Class B Units in Purple LLC, after which any forfeitures would inure to the benefit of all of our stockholders InnoHold has agreed to allow Purple LLC to distribute a limited number of additional paired shares of Class B Common Stock in Purple Inc. and Class B Units in Purple LLC up through May 25, 2020 which also will be subject to the same vesting requirements and, following the distribution, result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the 2017 Equity Incentive Plan, did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain replacements for the prior CEO, CMO and CBO and others. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. Also, this distribution by InnoHold to the equity incentive participants has caused, and all future distributions InnoHold has allowed Purple LLC to complete will cause, us to incur administration expenses related to the distributions, management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into a Credit Agreement with the Lenders which was guaranteed by Purple Inc. The Lenders also are stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded. The exercise of rights under this Amended and Restated Credit Agreement by the Lenders may create conflicts of interest between us and Mr. Gray.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of all related-party transactions between the Company and insiders.

Disruption of operations in either of our two main manufacturing facilities, including as a result of natural disasters, could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. Although we could produce some of our products at both sites, we have consolidated production of certain products at one site. Therefore, the disruption of operations of our manufacturing facilities, particularly the facility where manufacturing has been consolidated, for a significant period of time, or even permanently, such as through the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business.

Failure to achieve and maintain a high level of product quality could negatively impact our sales, profitability, cash flows and financial condition.

Our products are highly differentiated from traditional mattresses, sheets, protectors, pillows and cushions. As a result, our products may be susceptible to failures that do not exist with traditional products. We also source some products from third parties whose products may have design or manufacturing defects of which we are not aware. Some of our suppliers of finished goods are in China and it may not be possible to obtain recourse for defects in products from those suppliers. We strive to ensure the quality of all finished goods we purchase, and we have discovered instances where quality of supplied products did not meet our high standards. Failure to discover defects or achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves. An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

We currently maintain FDA registrations on a select group of our cushions that are sold through third parties. We are subject to FDA registrations with respect to such products and there is a risk that an FDA inspection could lead to product recall of the FDA registered cushions. While the number of such products is small, a recall could result, among other things, in lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which may have a material adverse effect on our financial condition.

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

During 2018 we entered into arrangements with several new wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Also, we have agreed to exclusivity of certain products with some of our wholesale partners. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our prior DTC-only operations. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the exclusivity rights of other wholesale partners. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened a Company outlet store and our business is expanding into our Company showrooms which, like our online e-commerce retail store, will compete with our wholesale partners for customers. Our relationships with our wholesale partners may be adversely affected by this competition. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

One competitor, which has been a licensee of EdiZONE for over fifteen years, uses substantially similar technology to our Hyper-Elastic Polymer material in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor recently has been seen to be growing its sales and now distributes its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. The continuing growth of this single competitor could adversely affect our business.

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

Moreover, the U.S. Department of Commerce opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. On May 29, 2019 the U.S. Department of Commerce made a preliminary determination to impose import duties on Chinese exporters. If the antidumping duties do not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, we could continue to experience a negative impact on our planned growth and the future results of operations.

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

Some of our e-commerce competitors offer a significantly broader range of products and services than we do. Competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other direct-to-consumer retailers and e-commerce competitors may offer or continue to offer faster shipping, free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for us to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase competitive pressure by enabling competitors to offer more efficient or lower-cost services.

We have experienced substantial difficulties with timely and accurate delivery of products which has taken more time than anticipated to correct. We believe this is a result of internal deficiencies as well as deficiencies of our third-party white glove delivery service providers, and our efforts to correct these deficiencies is ongoing. If we are unable to correct these deficiencies, we may suffer lost sales, damage to our reputation and liabilities to customers that could have a material adverse impact on our business.

We attempt to maintain only the necessary amounts of raw material inventory, which could leave us vulnerable to shortages in supply of components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

We attempt to maintain only the necessary amounts of raw material inventory on hand, which could leave us vulnerable to shortages in supply of components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components may vary significantly, especially as we source some of our materials from China. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the current status of the U.S.-China trade relationship or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information.

We and third-parties with which we have shared personal information will likely be subject to attempts to breach the security of networks, IT infrastructure, and controls through cyber-attack, malware, computer viruses, social engineering attacks, and other means of unauthorized access. To the best of our knowledge, attempts to breach our networks and IT infrastructure have not been successful to date. A breach of systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from information systems could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, while losses arising from a breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities actually incurred.

We may be subject to data privacy and data breach laws in the states in which we do business, and as we expand into other countries, we may be subject to additional data privacy laws and regulations. State data privacy laws (such as the California Consumer Privacy Act), including application and interpretation, are rapidly evolving. While we attempt to comply with such laws, we may not be in compliance at all times in all respects. Failure to comply with such laws may subject us to fines, administrative actions, and reputational harm.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, electronic payments (e.g., PayPal and Venmo), consumer invoicing and physical bank check. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment methods). For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and negatively impact our profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, electronic fund transfers, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us.

Our customers primarily use credit cards to buy from us. We are subject to the policies, procedures and rules of credit card issuers and payment card processors. We are completely dependent upon our payment card processors to process the sales transactions and remit the proceeds to us. The payment card processors have the right to withhold funds otherwise payable to us to establish or increase reserves based on their assessment of the inherent risks of payment card processing and their assessment of the risks of processing our customers’ payment cards at any time, and have done so from time to time in the past. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it difficult or impossible for us to comply. If we fail to comply with any of these policies, procedures, rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. In addition, events affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors, could have a material adverse effect on our business.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, an interim Chief Financial Officer, and a Chief Retail Officer. We have also experienced the departure of the Chief Marketing Officer, Chief Branding Officer and the Chief Financial Officer. These departures and any delay in replacing these executives could significantly disrupt our ability to grow and pursue its strategic plans. We are currently in the process of searching for qualified replacements. While we believe our new executive officers have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans.

Further, the involvement of Tony and Terry Pearce has been crucial to the success of our company because of their extensive experience with and technical knowledge of our products. Pursuant to the employment agreements that have been entered into with them in connection with the consummation of the Business Combination, they are not required to work a particular number of hours for us or to be based at any particular location. While still providing services to us under their employment agreements, both Tony and Terry Pearce have reduced their time spent in the office. If we are unsuccessful in our efforts to build out our research and development capabilities around the many technologies conceived by Tony and Terry Pearce, our ability to develop new technologies and innovative products may be adversely affected.

Our business exposes us to personal injury, property damage and product liability claims, which could result in adverse publicity and harm to our brands and our results of operations.

We may be subject to personal injury, property damage and product liability claims for the products that we sell or related to the Company showrooms we will operate. Any personal injury, property damage or product liability claim made against us, whether or not it has merit, could be time consuming and costly to defend, resulting in adverse publicity, or damage to our reputation, and have an adverse effect on our results of operations. In addition, any negative publicity involving our vendors, employees, labor contractors, delivery contractors and other parties who are not within our control could negatively impact us.

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

We have complied with CPSC regulations to voluntarily report our discovery of a potential defect in an accessory product supplied to us and some of our competitors by third parties which has resulted in some failures of the product to perform as intended and which could be determined to be a substantial product hazard for our customers. A handful of minor injuries have been reported, although no serious injuries have been substantiated as a result of such failures. We are working with the CPSC to investigate and make sure appropriate action is taken. We have stopped selling this product while we investigate and work with the CPSC. We are also working on developing improvements to ensure that this product functions properly for the intended useful life. However, there can be no assurance that we will be successful in developing such improvements or that any proposed improvements will remove all defects from this product or be approved by the CPSC. If it is determined this product is not safe and cannot be made safe, we may choose or be required to undertake a different corrective action, such as replacing the product or providing a refund to all of our customers who have purchased it. The CPSC could make a finding that the product is defective and dangerous and/or exert pressure on us to issue a joint voluntary recall, involving a replacement of the product, which could harm our brand and reputation and inhibit our ability to attract customers for any of our products. At this stage we are unable to determine the likely cost to us to resolve this issue. However, if we are required to recall all of the affected products, the cost of doing so could materially adversely impact our operations and financial results, as well as our use of cash to achieve our growth plans. In addition, we may be unable to obtain recourse from the supplier for any liability incurred with respect to such product failures and related remediation actions. If we determine that improvement of the products is possible, and if approved by the CPSC, we will incur the expense of such improvement. If a customer is harmed by a product failure there also could be litigation and expenses related to a claim of personal injury, which could harm our brand and reputation and negatively affect our operating results.

We have received notice from the CPSC of several other purported consumer complaints regarding some of our products. While we believe such complaints to be baseless, in terms of the alleged harms and, in some cases, the individual’s actual use of our product, we are required to devote significant amounts of time, attention and other resources, including financial resources, to investigating and responding to such complaints. Further, because the complaints are available to the public, such complaints could result in adverse publicity or damage to our reputation and brand value and result in lower sales.

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

We are also subject to federal laws and regulations relating to international shipments, customs, and import controls. We may not be in complete compliance with all such requirements at all times, and if we are not in compliance with such requirements, we may be subject to penalties or fines, which could have an adverse impact on our financial condition and results of operations.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or may experience a financial loss. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

As a public company, we are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Even when such controls are implemented, management, including our Chief Executive Officer and Interim Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors or loss. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or perpetrated against us will be prevented or have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions, new fraudulent schemes, or the deterioration of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and/or may not be detected.

We have been the victim of a spear-phishing attack that resulted in the diversion of a payroll payment to a bank account that did not belong to the employee, resulting in the loss of those funds. Though we have implemented additional controls to address spear-phishing and phishing attacks, such controls may not be effective to protect us against such attacks in the future and we may incur financial losses that alone or together could adversely impact the business.

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

In connection with the Closing of the Business Combination, the founders, Tony and Terry Pearce, through InnoHold, LLC control the majority of the shares of Class B Common Stock of the Company which constitutes over 80% of all ownership interests in the Company. The lock-up period following the Business Combination has expired, and the founders are now able to exchange their Class B shares for Class A shares and sell them. Also, at this time, CCP, Blackwell and CDF own a majority of the shares of Class A Common Stock of the Company. Any of these shareholders may choose to sell shares of Common Stock, and the founders particularly may decide to liquidate a substantial portion of their interest in view of their age and for other personal reasons. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

In connection with the Closing of the Business Combination, some of our current and former employees were granted incentive units as members of InnoHold, which together with Tony and Terry Pearce holds all of the outstanding shares of Class B Common Stock of the Company. On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders to distribute to each a pro rata number of the Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. As of the closing, those incentive unit holders were potentially entitled to receive, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million shares of Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing and the remaining 0.8 million may be distributed in the future. The distribution of certain Paired Securities is a taxable event for the recipients of those Paired Securities, and such recipients, or us on their behalf, will need to exchange, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidate those shares of Class A Common Stock in order to pay taxes assessed. Some of the participants receiving these equity incentives, including those who no longer work for us, may want to liquidate some or all of the equity distributed to them by InnoHold. Sales of such shares of Class A Common Stock may occur relatively close to each other in time, including during short windows of time when such current employees are able to trade in our securities without violating our insider trading policy, and such consolidated trading in such short windows of time could result in downward pressure on the price of our Class A Common Stock.

This risk of downward pressure on the price of our Class A Common Stock is particularly acute at this time inasmuch as the average trading volume of our Class A Common Stock is very low, making it more difficult to sell a substantial number of shares at any point in time. This risk related to the lack of an active trading market also may make it more difficult for any shareholder to sell their shares, and until an active trading market develops and becomes sustainable, it is likely to make our stock less desirable to investors. InnoHold, CCP, Blackwell and CDF, who hold most of our Common Stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our operating performance and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained for many reasons, including that InnoHold, CCP, Blackwell and CDF, who hold most of our Common Stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. You may be unable to sell your securities unless a market can be established and sustained.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and our ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of June 30, 2019, Purple LLC had total debt of $38.2 million outstanding, comprised of $37.8 million outstanding under the Amended and Restated Credit Agreement and $0.4 million in capital lease obligations. Our level of indebtedness could have important consequences to stockholders. For example, it could:

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

Pursuant to our Amended and Restated Certificate of Incorporation, the Board has the ability to authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the Board determines and without any stockholder approval other than as may be required by NASDAQ rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying or preventing a change of control.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units into our Class A Common Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

InnoHold and other owners may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Common Stock for shares of Class A Common Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of August 13, 2019, there have been 0.1 million exchanges of Class B Units and shares of Class B Common Stock for shares of Class A Common Stock by some of those incentive recipients who received these Paired Securities in the distribution from InnoHold.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to exchanging holders of Class B Units and shares of Class B Common Stock of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. Because not all of the foregoing factors are known at this time as to the exchanges that have occurred, and none are known for future exchanges this year or in subsequent years, we cannot determine the amounts (if any) that would be payable under the Tax Receivable Agreement. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments that we expect to make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units.

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

ITEM 6.	EXHIBITS

Number	Description
10.1*	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC
10.2+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.3+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.4+*	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc and Mark Watkins.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	August 13, 2019	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Craig L. Phillips
Craig L. Phillips
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)