Form 10-Q
period 2019-09-30
Purple Innovation, Inc.
filed 2019-11-06
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 5, 2019, 10,521,612 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 43,365,879 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$31,293	$12,232
Accounts receivable, net	26,687	10,241
Inventories, net	34,818	22,940
Prepaid inventory	1,350	790
Other current assets	3,590	1,494
Total current assets	97,738	47,697
Property and equipment, net	25,816	22,514
Intangible assets, net	1,679	1,493
Other long-term assets	284	5
Total assets	$125,517	$71,709

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$35,622	$24,828
Accrued sales returns	5,294	5,457
Accrued compensation	5,521	2,691
Customer prepayments	7,692	7,522
Accrued sales tax	4,075	5,538
Other current liabilities	9,442	2,541
Total current liabilities	67,646	48,577
Long-term debt, related-party	34,525	21,411
Warrant liabilities	8,236	—
Other long-term liabilities, net of current portion	7,127	3,732
Total liabilities	117,534	73,720
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 10,501 issued and outstanding at September 30, 2019 and 9,731 issued and outstanding at December 31, 2018	1	1
Class B common stock; $0.0001 par value, 90,000 shares authorized; 43,387 issued and outstanding at September 30, 2019 and 44,071 issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	5,748	3,655
Accumulated deficit	(4,196)	(4,322)
Total stockholders’ equity (deficit)	1,557	(662)
Noncontrolling interest	6,426	(1,349)
Total equity (deficit)	7,983	(2,011)
Total liabilities and stockholders’ equity (deficit)	$125,517	$71,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues, net	$117,406	$70,806	$304,058	$207,334
Cost of revenues	64,523	42,684	174,323	121,575
Gross profit	52,883	28,122	129,735	85,759
Operating expenses:
Marketing and sales	34,055	25,188	94,039	77,956
General and administrative	6,745	5,804	19,243	17,870
Research and development	1,070	578	3,004	1,644
Total operating expenses	41,870	31,570	116,286	97,470
Operating income (loss)	11,013	(3,448)	13,449	(11,711)
Interest expense	1,356	999	3,801	2,672
Other income, net	(138)	(83)	(373)	(184)
Loss on extinguishment of debt	—	—	6,299	—
Change in fair value – warrant liabilities	1,384	—	3,372	—
Net income (loss)	8,411	(4,364)	350	(14,199)
Net income (loss) attributable to noncontrolling interest	6,817	(3,575)	224	(10,856)
Net income (loss) attributable to Purple Innovation, Inc.	$1,594	$(789)	$126	$(3,343)
Net income (loss) per share:
Basic	$0.18	$(0.09)	$0.01	$(0.40)
Diluted	$0.16	$(0.09)	$0.01	$(0.40)
Weighted average common shares outstanding:
Basic	8,828	8,437	8,576	8,412
Diluted	52,793	8,437	52,454	8,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)/Member Deficit

(In thousands)

(Unaudited)

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance - December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)
Net loss	—	—	—	—	—	(1,338)	(1,338)	(6,003)	(7,341)
Stock-based compensation	—	—	—	—	6,733	—	6,733	—	6,733
Repurchase of stock options	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of common stock	96	—	—	—	—	—	—	—	—
Balance – June 30, 2019	9,827	$1	44,071	$4	$10,364	$(5,790)	$4,579	$(7,942)	$(3,363)
Net income	—	—	—	—	—	1,594	1,594	6,817	8,411
Stock-based compensation	—	—	—	—	2,935	—	2,935	—	2,935
Exchanges of common stock	677	—	(677)	—	—	—	—	—	—
Forfeiture of unvested common stock	(3)	—	(7)	—	—	—	—	—	—
Impact of transactions affecting noncontrolling interest	—	—	—	—	(7,551)	—	(7,551)	7,551	—
Balance – September 30, 2019	10,501	$1	43,387	$4	$5,748	$(4,196)	$1,557	$6,426	$7,983

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Deficit	Equity

Balance - December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(13,919)	$(13,919)
Net loss	—	—	—	—	—	(1,550)	(1,550)	(7,051)	4,324	(4,277)
Effect of the Business Combination:
Proceeds and shares issued in the Business Combination	9,683	1	44,071	4	(1,600)	—	(1,595)	17,912	9,595	25,912
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Balance – March 31, 2018	9,683	1	44,071	4	3,091	(1,550)	1,546	10,861	—	12,407
Net loss	—	—	—	—	—	(1,004)	(1,004)	(4,554)	—	(5,558)
Stock-based compensation	—	—	—	—	313	—	313	—	—	313
Balance – June 30, 2018	9,683	$1	44,071	$4	$3,404	$(2,554)	$855	$6,307	$—	$7,162
Net loss	—	—	—	—	—	(789)	(789)	(3,575)	—	(4,364)
Proceeds and shares issued in the Business Combination	—	—	—	—	77	—	77	355	—	432
Issuance of common stock	48	—	—	—	—	—	—	—	—	—
Balance – September 30, 2018	9,731	$1	44,071	$4	$3,481	$(3,343)	$143	$3,087	$—	$3,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$350	$(14,199)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,492	1,534
Non-cash interest	2,439	1,768
Loss on extinguishment of debt	6,299	—
Loss on change in fair value - warrant liabilities	3,372	—
Stock-based compensation	9,740	313
Changes in operating assets and liabilities:
Increase in accounts receivable	(16,446)	(4,302)
Increase in inventories	(11,878)	(15,335)
Increase in prepaid inventory and other assets	(2,935)	(341)
Increase (decrease) in accounts payable	11,102	(567)
Increase (decrease) in accrued sales returns	(163)	682
Increase in accrued compensation	2,830	56
Increase in customer prepayments	170	4,078
Increase (decrease) in other accrued liabilities	8,472	(1,087)
Net cash provided by (used in) operating activities	15,844	(27,400)

Cash flows from investing activities:
Purchase of property and equipment	(5,657)	(9,878)
Investment in intangible assets	(246)	(173)
Net cash used in investing activities	(5,903)	(10,051)

Cash flows from financing activities:
Proceeds from the Business Combination	—	25,912
Proceeds from related-party debt	10,000	24,000
Repurchase of stock options	(97)	—
Payments on line of credit	—	(8,000)
Payments for debt issuance costs	(758)	(367)
Principal payments on capital lease obligations	(25)	(22)
Net cash provided by financing activities	9,120	41,523

Net increase in cash	19,061	4,072
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$31,293	$7,665

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$155	$428
Equipment acquired through capital lease	$386	$—
Assignment of founder shares and sponsor warrants	$—	$4,691
Equipment acquired under build-to-suit service agreement	$—	$1,288
Sale-leaseback of equipment under build-to-suit service agreement	$—	$(1,288)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Our mission is to help people feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies, and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer®, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and our Company showrooms.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed March 14, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2019, Purple Inc. had approximately a 19% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At September 30, 2019, InnoHold and other parties owned approximately 81% of the economic interest in Purple LLC; however, InnoHold and other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty returns, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Revenue Recognition

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers, the Company factory outlet store and Company showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of September 30, 2019 or in prior periods. Basic net income (loss) per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and Class B Stock for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested and restricted Class A Stock.

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

Contract Balances

Payment for sale of products through the direct-to-consumer online channels and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $7.7 million at September 30, 2019 and $7.5 million at December 31, 2018. During the nine months ended September 30, 2019, the Company recognized $7.5 million of revenue that was deferred in customer prepayments at December 31, 2018.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Channel	2019	2019

Direct-to-consumer	$67,950	$185,109
Wholesale partner	49,456	118,949
Revenues, net	$117,406	$304,058

	Three Months Ended September 30,	Nine Months Ended September 30,
Product	2019	2019

Bedding	$110,332	$283,844
Other	7,074	20,214
Revenues, net	$117,406	$304,058

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels. The Wholesale channel includes all product sales to traditional third-party retailers and their online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2019	2018

Raw materials	$12,107	$10,763
Work-in-process	2,637	521
Finished goods	21,054	12,364
Inventory obsolescence reserve	(980)	(708)
Inventories, net	$34,818	$22,940

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Equipment	$18,712	$15,465
Equipment in progress	2,514	2,895
Leasehold improvements	4,481	3,359
Furniture and fixtures	3,538	2,817
Office equipment	1,281	799
Equipment under capital lease	662	159
Total property and equipment	31,188	25,494
Accumulated depreciation and amortization	(5,372)	(2,980)
Property and equipment, net	$25,816	$22,514

The Company recorded depreciation and amortization related to property and equipment of $0.9 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively, and $2.4 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Co-op advertising, rebates, promotions	$6,122	$430
Warranty accrual – current portion	1,364	893
Website commissions	815	823
Insurance financing	703	—
Accrued expenses	368	363
Capital leases – current portion	70	32
Total other current liabilities	$9,442	$2,541

8. Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Long-term debt, related-party	$38,513	$26,647
Less: unamortized debt issuance costs and discounts	(3,988)	(5,236)
Total long-term debt, related-party	$34,525	$21,411

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

The Company paid fees in the amount of $0.5 million and debt issuance costs in the amount of $0.3 million in conjunction with the incremental loan under the Amended and Restated Credit Agreement. Interest expense related to the Credit Agreement and the Amended and Restated Credit Agreement was $1.4 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

The Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million for the nine months ended September 30, 2019. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

9. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. The Company has determined that this provision requires the warrants to be accounted for as a liability at fair value on the date of the transaction under guidance prescribed in ASC 480 - Distinguishing Liabilities from Equity. The liability for the warrants is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The Company recorded a $1.4 million and a $3.4 million loss on the increase in fair value of the Incremental Loan Warrants for the three and nine months ended September 30, 2019, respectively.

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

The Company determined the fair value of the Incremental Loan Warrants to be $8.2 million on September 30, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$7.53
Exercise price	$5.74
Risk free interest rate	1.55%
Warrant life in years	4.4
Expected volatility	36.29%
Expected dividend yield	—

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred rent expense	$2,594	$2,531
Warranty accrual	5,477	2,009
Capital leases	490	117
Total other long-term liabilities	8,561	4,657
Less: current portion of long-term liabilities	(1,434)	(925)
Other long-term liabilities, net of current portion	$7,127	$3,732

11. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors (“Board”). Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are the “Lenders” under the Credit Agreement. On February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan of $10.0 million was funded (see Note 8 – Long Term Debt, Related Party). The Lenders in aggregate had $38.5 million in principal borrowings outstanding as of September 30, 2019, comprised of $25.0 million in original loan amount, $10.0 million in incremental loan amount and $3.5 million in capitalized interest. The Company made interest payments to the Lenders in the amount of $0.5 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.8 million during the nine months ended September 30, 2019 and 2018, respectively.

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

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.2 million and $0.3 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended September 30, 2019 and 2018, respectively and $0.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010. The Company has leased a new facility in Lehi, Utah and will be moving its headquarters into that building before the end of the first quarter 2020. The Company intends currently to continue to lease from TNT Holdings the building in Alpine, Utah and use it as its facility for production, research and development and video productions.

On February 2, 2019, the lock-up agreement expired that was entered into in connection with the Closing. The lock-up agreement was entered into by InnoHold between the Company and the Parent Representative with respect to the equity securities that both the Company and Purple LLC received in the Business Combination (the “Previously Restricted Securities”). As of September 30, 2019, following the expiration of the lock-up agreement, 0.7 million Previously Restricted Securities have been exchanged for Class A Stock by certain current and former employees of the Company who received distributions of such Previously Restricted Securities from InnoHold. See Note 16 — Equity Compensation Plans.

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

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The early termination charge is $1.0 million as of September 30, 2019 and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of September 30, 2019, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases. Office and manufacturing space for its headquarters facility in Alpine, Utah is leased from TNT Holdings an entity that prior to the Business Combination was under common control with InnoHold, which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension. The Company leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company also leases another facility in Grantsville, Utah for use as temporary warehouse space. The lease was entered into in May 2019 with a lease term of 4 months which expired in August 2019 with a holdover option on a month to month basis. The Company has entered into leases for Company showrooms in Seattle, Washington, San Diego, California and San Jose, California. The leases commence in October and November 2019 with lease terms of three to 16 months without any renewal options. The Company entered into a lease for the Company factory outlet store in Salt Lake City, Utah. The lease was entered into in June 2019 with a lease term of 36 months with one 5-year extension option. The Company has also entered into a lease for Corporate office space in Lehi, Utah. The lease was entered into in June 2019 with a lease term of 10 years with an option to early terminate after the eighty-fourth calendar month and an option for two 5-year extensions. The Company will be moving its headquarters into the building before the end of the first quarter 2020. The Company recognizes rent expense on lease payments, including those with rent escalations and rent free periods, on a straight-line basis over the expected lease term. The Company recognized rent expense in the amount of $0.8 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $2.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of September 30, 2019, approximately $17.9 million remains on the purchase contract. Based on current usage rates, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of September 30, 2019, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

Rights of Securities Holders

The holders of certain Warrants exercisable into Class A Stock and certain other unregistered Class A Stock were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants), and certain unregistered shares of Class A Stock. The registration statement was declared effective on April 3, 2018.

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

Purple LLC Class B Unit Exchange Right.

On February 2, 2018, in connection with the Closing, the Company entered into an exchange agreement with Purple LLC and InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who also agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. See Note 16 — Equity Compensation Plans.

Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC. However, the Paired Securities were not able to be exchanged during a lock-up period that ended on the one-year anniversary of the Closing, on February 2, 2019.

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

The right of a holder of Paired Securities to exchange may be limited by the Company if it reasonably determines in good faith that such restrictions are required by applicable law (including securities laws), such exchange would not be permitted under other agreements of such holder with the Company or its subsidiaries, including the Operating Agreement, or if such exchange would cause Purple LLC to be treated as a “publicly traded partnership” under applicable tax laws.

The Company and each holder of Paired Securities shall bear its own expense regarding the exchange except that the Company shall be responsible for transfer taxes, stamp taxes and similar duties.

During the nine months ended September 30, 2019, following the expiration of the lock-up period, 0.7 million Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the Company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to make him the company’s chief executive officer on April 1, 2016, constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $12 to $25 million, based on his calculation of the value of a 4% interest in Purple LLC. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims. Fact discovery in this matter has been completed and expert discovery is scheduled to be completed in November 2019.

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. The Company alleges that PerfectSense has infringed on Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products. PerfectSense has not yet answered the complaint.

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

In connection with the Business Combination, all of GPAC’s issued and outstanding shares of common stock were renamed to Class A Stock. The Company distributed approximately $90.6 million of the cash proceeds from the Company’s initial public offering to redeem approximately 9.0 million shares of Class A Stock, which shares were then cancelled by GPAC. In addition, the Sponsor agreed to forfeit an aggregate of 1.3 million of the 3.9 million shares of common stock it received at GPAC’s formation (the “Founder Shares”), which forfeited shares were then cancelled by the Company. GPAC issued an additional 4.0 million shares of Class A Stock to investors as part of a private investment in public equity (PIPE financing). At September 30, 2019, 10.5 million shares of Class A Stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At September 30, 2019, 43.4 million shares of Class B Stock were outstanding.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. At September 30, 2019, all 28.3 million warrants remain outstanding.

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

In the event of a “fundamental transaction” as defined in the warrant agreement, the holder will have the right to purchase and receive the same kind and amount of consideration receivable by the stockholders of the Company upon the occurrence of such fundamental transaction. The warrant agreement requires the Company to cause the surviving company in a fundamental transaction, to assume the obligations of the Company under the Incremental Loan Warrants. In addition, a clause in the Incremental Loan Warrant Agreement states, upon the occurrence of a fundamental transaction, that the holders of the Incremental Loan Warrants may elect to either (i) have the exercise price of the warrant reduced by the Black-Scholes value of the Incremental Loan Warrants (as set forth in the Incremental Loan Warrants Agreement) or (ii) cause the Company or its successor to repurchase all or a portion of the Incremental Loan Warrants at the Black-Scholes value (as set forth in the Incremental Loan Warrants). As a result of this clause, the Incremental Loan Warrants embody an obligation to repurchase the Company’s equity shares, or is indexed to such an obligation, and may require the Company to settle the obligation by transferring assets. As such, the Incremental Loan Warrants are classified as liabilities under ASC 480 - Distinguishing Liabilities from Equity. See Note 13 — Stockholders’ Equity.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2019, there were no shares of preferred stock outstanding.

Noncontrolling Interest

NCI represents the membership interest held in Purple LLC by holders other than the Company, through ownership of Class B Units. As of September 30, 2019 Class B Unit holders’ had a combined NCI percentage in Purple LLC of approximately 80.5%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

As of September 30, 2019, the Company has a full valuation allowance on its net deferred tax assets. In assessing the realizability of deferred tax assets, including the deferred tax assets recorded in connection with the Business Combination and generated under the Tax Receivable Agreement described below, management determined that it was more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2018, and the Company continues to be in a full valuation allowance position for the period ended September 30, 2019.

The Company currently estimates its annual effective income tax rate to be 0%. The effective tax rate for Purple Inc. differs from the federal rate of 21% primarily due to (1) a full valuation allowance, (2) NCI in Purple LLC that is allocated to InnoHold and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

No current income tax liability was recorded as a result of the Business Combination since its legal form was treated as a purchase of interests or assets in a non-taxable pass through partnership for U.S. federal income tax purposes such that the Company did not assume an existing tax obligation on the purchased assets. The excess of the Company’s tax basis in its investment in Purple LLC over its book carrying value in this investment resulted in a deferred tax asset that may reduce certain income tax payments in the future. This deferred tax asset encompasses the basis increase in the assets of Purple LLC as a result of the Business Combination and Tax Receivable Agreement as well as the Company’s share of Purple LLC’s unrecognized temporary timing differences between book and tax. For the year ended December 31, 2018, the Company recorded a deferred tax asset related to this initial outside basis difference, with an offsetting effect recorded in additional paid in capital. As noted above, due to uncertainties relating to the realization of the outside basis difference deferred tax asset, the Company recorded a full valuation allowance in 2018, with an offsetting effect recorded in additional paid in capital, such that the net effect to additional paid in capital was zero.

In connection with the Business Combination the Company entered into the Tax Receivable Agreement with the NCI holders, which provides for the payment by the Company to the NCI holders of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement. As realization of the tax benefit related to the Business Combination is not currently deemed probable, no liability under the Tax Receivable Agreement has been recognized in the accompanying condensed consolidated balance sheet.

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2019, the Company’s preliminary estimate of the TRA liability resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the exchange of 0.7 million Paired Securities, was approximately $11.4 million. However, the Company has not been able to determine that payments under the TRA are likely to occur and therefore has concluded that no recognizable TRA liability has been incurred. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, this liability may change.

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

The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. As of September 30, 2019, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Income (Loss) Per Common Share

The Business Combination was structured similar to a reverse recapitalization by which the Company issued stock for the net assets of Purple LLC accompanied by a recapitalization. The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) (numerator):
Net income (loss) attributable to Purple Innovation, Inc.-basic	$1,594	$(789)	$126	$(3,343)
Add: Net income attributed to the noncontrolling interest	6,817	—	224	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$8,411	$(789)	$350	$(3,343)
Weighted average shares (denominator):
Weighted average shares—basic	8,828	8,437	8,576	8,412
Add: Dilutive effects of equity awards	262	—	91	—
Add: Dilutive effects of Class B Common Stock	43,703	—	43,787	—
Weighted average shares—diluted	52,793	8,437	52,454	8,412
Net income (loss) per common share:
Basic	$0.18	$(0.09)	$0.01	$(0.40)
Diluted	$0.16	$(0.09)	$0.01	$(0.40)

For the three and nine months ended September 30, 2019, the Company excluded 1.3 million shares of issued Class A Stock subject to vesting and 17.0 million and 17.4 million shares, respectively of Class A Stock issuable upon conversion of certain Company warrants and stock options as the effect was anti-dilutive. For the three and nine months ended September 30, 2018, the Company excluded 1.3 million shares of issued Class A Stock subject to vesting, 14.2 million shares of Class A Stock issuable upon conversion of the Company’s warrants and 44.1 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of September 30, 2019, approximately 2.9 million shares remain available under the 2017 Incentive Plan.

Class A Common Stock Awards

In May 2019, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to the independent directors on the Board. The stock awards vested immediately, and for the nine months ended September 30, 2019, the Company recognized $0.3 million in expense which represents the fair value of the stock award on the grant date.

In May 2019, the Company granted a restricted stock award to Joseph B. Megibow, the Company’s Chief Executive Officer (the “CEO”) pursuant to the terms of his employment agreement.  The restricted stock award is for 0.1 million shares and has certain vesting conditions, including vesting on the earlier of a change in control or the satisfaction of all three specific service and market conditions. Such conditions require: (i) the CEO to stay employed as CEO through September 30, 2021, unless terminated without cause; (ii) the CEO to retain certain shares of common stock owned at the time of the grant through September 30, 2021; and (iii) the common stock of the Company to trade above $10 a share for any twenty of thirty consecutive trading days during the twelve months ended March 31, 2022. Accordingly, the earliest the three vesting conditions could all be met is at some point during the year ended March 31, 2022. As this award includes a market vesting condition, the estimated fair value of the restricted stock is measured on the grant date and incorporates the probability of vesting occurring. The Company determined the fair value of the restricted stock on the grant date to be $0.2 million and the derived service period to be 2.58 years using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$6.56
Risk free interest rate	1.9%
Expected life in years	3.0
Expected volatility	36.5%
Expected dividend yield	—

The estimated fair value is recognized over the derived service period (as determined by the valuation model) on a straight-line basis, with such recognition occurring whether the instrument ultimately vests or not.

In May 2018, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to the independent directors on the Board. The stock awards vested immediately, and for the nine months ended September 30, 2018, the Company recognized $0.3 million in expense which represents the fair value of the stock award on the grant date.

Employee Stock Options

During the nine months ended September 30, 2019, the Company granted 1.1 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have exercise prices that range from $5.75 to $8.32 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 1.1 million options granted during the nine months ended September 30, 2019 to be $2.1 million which will be expensed over the vesting period of four years.

During the nine months ended September 30, 2019, 0.3 million unvested stock options were forfeited by Mark Watkins, the former Chief Financial Officer of the Company, upon his resignation and departure from the Company. As the Chief Financial Officer, Mr. Watkins was not permitted to exercise and sell all of his 0.1 million vested options during the limited 90-day exercise time period under the terms of his option grant. The Company entered into an agreement whereby the Company paid Mr. Watkins a settlement amount equal to the difference between the closing price of the stock on the date of the settlement and the exercise strike price of $5.95. The Company paid Mr. Watkins $0.1 million and cancelled his vested stock options.

The following are the assumptions used in calculating the fair value of the total stock options granted during the nine months ended September 30, 2019 using the Black-Scholes method:

Fair market value	$5.75 - $8.14
Exercise price	$5.75 - $8.32
Risk free interest rate	1.44% - 2.50%
Expected term in years	3.44 - 3.58
Expected volatility	36.3% - 37.3%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2019:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of September 30, 2019:
Options outstanding as of January 1, 2019	933	$5.96	4.8	$—
Granted	1,066	6.79	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(395)	5.97	—	—
Options outstanding as of September 30, 2019	1,604	$6.51	4.4	$1,837

Outstanding and exercisable stock options as of September 30, 2019 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	250	4.39	—	$—	$—
5.95	538	4.00	—	—	—
6.51	359	4.64	—	—	—
6.65	200	4.61	—	—	—
8.07	8	4.91	—	—	—
8.32	250	4.75	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.2 million and $0.4 million in stock-based compensation expenses related to stock options during the three and nine months ended September 30, 2019, respectively. There were no stock options awarded or outstanding as of September 30, 2018.

As of September 30, 2019, there was $2.4 million of total unrecognized stock compensation cost with a remaining recognition period of 3.4 years.

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

On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019.

The following table summarizes the total incentive unit activity granted first by Purple Team LLC and then continued through InnoHold for the benefit of the Company:

(in thousands)	Incentive Units
As of September 30, 2019
Incentive units outstanding as of January 1, 2019	7
Granted	—
Exercised	—
Forfeited/Cancelled	(7)
Incentive units outstanding as of September 30, 2019	—

Incentive units vested as of September 30, 2019	—

At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing of the tender offer and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and such recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidated some of those shares of Class A Common Stock in order to pay taxes assessed. The remaining distributed Paired Securities were subject to a lock-up period whereby they were not able to sell exchanged Paired Securities until October 25, 2019 except for a small number of Paired Securities that remain subject to vesting contingent upon such current employees’ continued employment with the Company. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the recognition of non-cash stock compensation expense for the Company in the amount of $8.9 million, which represents the fair value of the Paired Securities as of the respective distribution dates. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock. As of September 30, 2019, 0.7 million of the Paired Securities have been exchanged for Class A Stock by the incentive unit holders.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Stock Compensation	2019	2018	2019	2018

Cost of revenues	$164	$—	$629	$—
Marketing and sales	1,332	—	4,215	—
General and administrative	1,199	—	4,140	313
Research and development	240	—	756	—
Total non-cash stock compensation	$2,935	$—	$9,740	$313

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

18. Subsequent Events

On October 1, 2019, pursuant to his employment agreement, the Company granted Joseph B. Megibow, Chief Executive Officer, nonqualified stock options to purchase 0.2 million shares of the Company’s Class A Stock. The options have an exercise price of $8.55 per share, vest over a four-year period and expire five years from the date of issuance. In addition, on October 11, 2019, the Company extended for an additional twelve months, the travel and housing reimbursements to Mr. Megibow as provided in his employment agreement.

On October 1, 2019, Craig Phillips began his employment to serve as Chief Financial Officer of the Company. Mr. Phillips has been serving as the Interim Chief Financial Officer since March 2019. In connection with his employment, Mr. Phillips was granted nonqualified stock options to purchase 0.3 million shares of the Company’s Class A Stock. The options have an exercise price of $8.17 per share, vest over a 3.5 year period and expire five years from the date of issuance.

On October 11, 2019, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission registering the possible resale by certain selling stockholders of up to 20 million shares of Class A Stock issuable upon an exchange of an equal number of Paired Securities. The registration statement is not yet effective.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019 and in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2019 and August 13, 2019.

Introductory Note

On February 2, 2018, our predecessor, GPAC, consummated the Business Combination pursuant to the Merger Agreement, by and among GPAC, Merger Sub, Purple LLC, InnoHold and the Sponsor, which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Business Combination.

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

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer®, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and our Company showrooms.

Operating Results for the Three Months Ended September 30, 2019 and 2018

The following table sets forth for the periods indicated for our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended September 30,
	2019	% of Net Revenues	2018	% of Net Revenues
Revenues, net	$117,406	100.0%	$70,806	100.0%
Cost of revenues	64,523	55.0	42,684	60.3
Gross profit	52,883	45.0	28,122	39.7
Operating expenses:
Marketing and sales	34,055	29.0	25,188	35.6
General and administrative	6,745	5.7	5,804	8.2
Research and development	1,070	0.9	578	0.8
Total operating expenses	41,870	35.7	31,570	44.6
Operating income (loss)	11,013	9.4	(3,448)	(4.9)
Interest expense	1,356	1.2	999	1.4
Other income, net	(138)	(0.1)	(83)	(0.1)
Change in fair value – warrant liabilities	1,384	1.2	—	—
Net income (loss)	8,411	7.2	(4,364)	(6.2)
Net income (loss) attributable to noncontrolling interest	6,817	5.8	(3,575)	(5.0)
Net income (loss) attributable to Purple Innovation, Inc.	$1,594	1.4	$(789)	(1.1)

Revenue

Total net revenue increased $46.6 million, or 65.8%, to $117.4 million for the three months ended September 30, 2019 from $70.8 million for the three months ended September 30, 2018 due mainly to a $46.7 million increase in bedding sales. The increase in bedding sales was primarily attributable to an increase in wholesale revenue driven by an increase of over 1,200 stores and an increase in DTC revenue as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $21.8 million, or 51.2%, to $64.5 million for the three months ended September 30, 2019 from $42.7 million for the three months ended September 30, 2018. The increase is primarily due to a proportionate increase in direct materials, labor and overhead related to the increased mattress sales partially offset by a decrease in costs due to efficiencies in operations and logistics. The gross profit percentage increased 5.3% of net revenues to 45.0% for the three months ended September 30, 2019 from 39.7% for the three months ended September 30, 2018. The increase was primarily driven by efficiencies in operations and logistics and higher margins due to product mix, partially offset by increased sales with wholesale pricing.

Marketing and Sales

Marketing and sales expenses increased $8.9 million, or 35.2%, to $34.1 million for the three months ended September 30, 2019 from $25.2 million for the three months ended September 30, 2018. The increase is primarily due to increased advertising spending, resources and infrastructure to drive increased sales as well as non-cash stock compensation of $1.3 million. The overall marketing and sales expense as a percentage of net revenue decreased to 29.0% for the three months ended September 30, 2019 from 35.6% for the three months ended September 30, 2018 due to the increase in wholesale revenue, a reduction of marketing spend and the improved efficiency of marketing spend for the revenue generated in the DTC channel.

General and Administrative

General and administrative expenses increased $0.9 million, or 16.2%, to $6.7 million for the three months ended September 30, 2019 from $5.8 million for the three months ended September 30, 2018. The increase was primarily due to non-cash stock compensation of $1.2 million partially offset by a decrease in other expenses of $0.3 million.

Research and Development

Research and development costs increased $0.5 million, or 85.1%, to $1.1 million for the three months ended September 30, 2019 from $0.6 million for the three months ended September 30, 2018. The increase is primarily due to increases in salaries and wages as we added resources for product innovation along with non-cash stock compensation of $0.2 million.

Operating income (loss)

Operating income was $11.0 million for the three months ended September 30, 2019, an increase of $14.5 million from an operating loss of $3.4 million for the three months ended September 30, 2018. The increase was primarily due to higher revenues than the prior year at a higher margin rate and lower marketing spend as a percentage of net revenue in 2019 partially offset by $2.9 million in non-cash stock compensation.

Interest Expense

Interest expense increased $0.4 million, or 35.7%, to $1.4 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018. The increase is due primarily to the additional $10.0 million funds borrowed in February 2019 pursuant to the Amended and Restated Credit Agreement as well as interest added to the outstanding loan balance as allowed by the Agreement. The outstanding loan balance was $38.5 million as of September 30, 2019 and $26.6 million as of December 31, 2018.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the previous quarter resulted in a non-cash loss in the amount of $1.4 million recorded in earnings for the three months ended September 30, 2019 due mainly to the increase in stock price over the previous quarter.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other Class B Unit holders, as a noncontrolling interest at their ownership percentage. At September 30, 2019, this noncontrolling ownership percentage was approximately 81%.

Operating Results for the Nine Months Ended September 30, 2019 and 2018

The following table sets forth for the periods indicated for our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2019	% of Net Revenues	2018	% of Net Revenues
Revenues, net	$304,058	100.0%	$207,334	100.0%
Cost of revenues	174,323	57.3	121,575	58.6
Gross profit	129,735	42.7	85,759	41.4
Operating expenses:
Marketing and sales	94,039	30.9	77,956	37.6
General and administrative	19,243	6.3	17,870	8.6
Research and development	3,004	1.0	1,644	0.8
Total operating expenses	116,286	38.2	97,470	47.0
Operating income (loss)	13,449	4.4	(11,711)	(5.6)
Interest expense	3,801	1.3	2,672	1.3
Other income, net	(373)	(0.1)	(184)	(0.1)
Loss on extinguishment of debt	6,299	2.1	—	—
Change in fair value – warrant liabilities	3,372	1.1	—	—
Net income (loss)	350	0.1	(14,199)	(6.8)
Net income (loss) attributable to noncontrolling interest	224	0.1	(10,856)	(5.2)
Net income (loss) attributable to Purple Innovation, Inc.	$126	0.0	$(3,343)	(1.6)

Revenue

Total net revenue increased $96.7 million, or 46.7%, to $304.1 million for the nine months ended September 30, 2019 from $207.3 million for the nine months ended September 30, 2018 due mainly to a $94.2 million increase in bedding sales and a $2.5 million increase in other products. The increase in bedding sales was primarily attributable to an increase in wholesale revenue driven by an increase of over 1,200 stores as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $52.7 million, or 43.4%, to $174.3 million for the nine months ended September 30, 2019 from $121.6 million for the nine months ended September 30, 2018. The increase is primarily due to a proportionate increase in direct materials, labor and overhead related to the increased mattress sales partially offset by a decrease in costs due to efficiencies in operations and logistics. The gross profit percentage increased by 1.3% of net revenues to 42.7% for the nine months ended September 30, 2019 from 41.4% for the nine months ended September 30, 2018. The increase was primarily driven by efficiencies in operations and logistics and higher margins due to product mix, partially offset by increased sales with wholesale pricing.

Marketing and Sales

Marketing and sales expenses increased $16.1 million, or 20.6%, to $94.0 million for the nine months ended September 30, 2019 from $78.0 million for the nine months ended September 30, 2018. The increase is primarily due to added advertising spending, resources and infrastructure to drive increased sales as well as $4.2 million in non-cash stock compensation. The overall marketing and sales expense as a percentage of net revenue decreased to 30.9% for the nine months ended September 30, 2019 from 37.6% for the nine months ended September 30, 2018 due to the increase in wholesale revenue and the improved efficiency of marketing spend for the revenue generated in the DTC channel.

General and Administrative

General and administrative expenses increased $1.4 million, or 7.7%, to $19.2 million for the nine months ended September 30, 2019 from $17.9 million for the nine months ended September 30, 2018. The increase was primarily due to non-cash stock compensation expense of $4.1 million partially offset by lower costs in 2019 as compared to the high costs incurred in 2018 related to the Business Combination in February 2018.

Research and Development

Research and development costs increased $1.4 million, or 82.7%, to $3.0 million for the nine months ended September 30, 2019 from $1.6 million for the nine months ended September 30, 2018. The increase is primarily due to increases in salaries and wages as we added resources for new product innovation and $0.8 million in non-cash stock compensation.

Operating income (loss)

Operating income was $13.4 million for the nine months ended September 30, 2019, an increase of $25.1 million from an operating loss of $11.7 million for the nine months ended September 30, 2018. The change was primarily due to higher revenues than the prior year at a slightly higher margin rate and lower marketing spend and administrative costs as a percentage of net revenue in 2019 partially offset by a $9.4 million increase in non-cash stock compensation.

Interest Expense

Interest expense increased $1.1 million, or 42.3%, to $3.8 million for the nine months ended September 30, 2019 from $2.7 million for the nine months ended September 30, 2018. The increase is due primarily to the additional $10.0 million funds borrowed pursuant to the Amended and Restated Credit Agreement as well as $1.9 million in interest added to the outstanding loan balance as allowed in the Amended and Restated Credit Agreement. The outstanding loan balance was $38.5 million as of September 30, 2019 and $26.6 million as of December 31, 2018.

Loss on Extinguishment of Debt

In conjunction with the Incremental Loan under the Amended and Restated Credit Agreement the Company determined that the amended debt terms resulted in substantially different terms for a portion of the existing debt and therefore is required to be accounted for as an extinguishment of a portion of the existing debt. Accordingly, a non-cash loss was recognized on the extinguishment of a portion of the existing debt of approximately $6.3 million. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the Incremental Loan Warrants issued.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the date of the transaction resulted in a non-cash loss in the amount of $3.4 million recorded in earnings for the nine months ended September 30, 2019.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other Class B Unit holders, as a noncontrolling interest at their ownership percentage. At September 30, 2019, this noncontrolling ownership percentage was approximately 81%.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions prior to the Business Combination and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had working capital of $30.1 million as of September 30, 2019, and we had negative working capital of $(0.9) million as of December 31, 2018. During the nine months ended September 30, 2019, our accounts receivable increased by $16.4 million mainly due to an increase in our wholesale revenue and timing of promotions. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment and expanding capacity. Our cash used for capital expenditures was $5.7 million for the nine months ended September 30, 2019. We financed these capital expenditures through cash provided by operating activities and proceeds from the Amended and Restated Credit Agreement. We expect our capital expenditures for our facilities and equipment to be approximately $10 - $12 million in total during 2019. We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we received and have access to under the Amended and Restated Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

On January 28, 2019, Purple LLC entered into the First Amendment, which amended the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement  under which the Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and an incremental loan of $10.0 million was funded. In addition, we issued to the Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. On February 26, 2019, we received approximately $9.2 million in proceeds after debt issuance costs and fees. For additional information regarding our credit agreement with Coliseum, refer to Note 8 — Long-Term Debt, Related Party of our condensed consolidated financial statements.

Debt service for the nine months ended September 30, 2019 totaled $3.8 million and consisted of interest paid in-kind and with cash on the Amended and Restated Credit Agreement as well as principal and interest payments on certain capital leases.

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

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which payments may have a material adverse effect on our liquidity and capital resources. As of September 30, 2019, the Company’s preliminary estimate of the TRA liability resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the exchange of 0.7 million Paired Securities, was approximately $11.4 million. However, the Company has not been able to determine that payments under the TRA are likely to occur and therefore has concluded that no recognizable TRA liability has been incurred. We are currently unable to determine the timing of the payment of this amount or anticipate future amounts of payments due to the unpredictable nature of several factors, including when we will have taxable income, the timing of exchanges, the market price of shares of Class A Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of income.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

The following summarizes our cash flows for the nine months ended September 30, 2019 and 2018 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$15,844	$(27,400)
Net cash used in investing activities	(5,903)	(10,051)
Net cash provided by financing activities	9,120	41,523
Net increase in cash	19,061	4,072
Cash, beginning of the period	12,232	3,593
Cash, end of the period	$31,293	$7,665

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Cash provided by operating activities was $15.8 million for the nine months ended September 30, 2019, as compared to cash used in operating activities of $27.4 million during the nine months ended September 30, 2018. This $43.2 million increase in cash provided by operations was primarily due to decreased operating costs, as evidenced by an increase of $35.6 million in cash operating income, and a decrease of $3.5 million of cash used to purchase inventories. In 2018 we were increasing inventory due to an expanded product line, growing demand for our product and the stocking of new models at third-party distribution centers for “white glove” delivery service. During the nine months ended September 30, 2019, we achieved greater efficiencies with respect to our inventory planning and finished goods levels, compared to the same period in 2018.

Cash used in investing activities was $5.9 million for the nine months ended September 30, 2019, a decrease of $4.1 million from cash used in investing activities of $10.1 million during the nine months ended September 30, 2018 primarily due to large expenditures incurred in 2018 for a power upgrade and warehouse infrastructure. No such expenditures were made in 2019, in addition we had an increased efficiency and utilization of existing equipment as well as the timing of investment in new equipment during the nine months ended September 30, 2019.

Cash provided by financing activities was $9.1 million in the nine months ended September 30, 2019, a decrease of $32.4 million from cash provided by financing of $41.5 million during the nine months ended September 30, 2018. The decrease was primarily due to $49.9 million in funds provided to the Company as a result of the Business Combination in February 2018 partially offset by the $10.0 million in funds received in February 2019 pursuant to the Amended and Restated Credit Agreement and $8.0 million payment in 2018 to pay off and terminate our Wells Fargo line of credit.

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

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2019 as a result of material weaknesses in our internal control over financial reporting disclosed below and as previously disclosed in our Current Report on Form 10-K filed March 14, 2019, Form 10-Q filed May 7, 2019 and Form 10-Q filed August 13, 2019.

Previously Reported Material Weakness

In connection with the preparation of our annual financial statements for prior fiscal years, and continuing into the September 30, 2019 quarterly period, we identified material weaknesses in our internal control over financial reporting.  While accounting for complex transactions, including the Incremental Loan transaction during a previous quarterly period, material weaknesses have been identified resulting in accounting adjustments.  Other material weaknesses identified in prior fiscal periods have also resulted in adjustments in those periods to prepaid inventory and net inventory on the balance sheet, and cost of revenues within the statement of operations.  The material weaknesses were primarily caused by the deficient design and operation of internal control processes, including appropriate management review of complex transactions.

As of December 31, 2018, we had not designed and implemented sufficient controls and processes around our accounting related analyses and reconciliations. As a result, we determined that we did not have adequate procedures and controls, to ensure that accurate financial statements could be prepared timely.

We have begun taking numerous steps and plans to remediate the underlying causes of the material weaknesses. The measures include the hiring and contracting of additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and our month-end close processes. To date, certain personnel have been added in each of these specific areas and additional training of existing resources has taken place. In addition, we have also engaged third-party consultants to assist the company in enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively. We believe that the combination of these remediation activities will enable us to broaden the scope and quality of our controls relating to the oversight and review of our financial statements. However, these remediation efforts are still in process and have not yet been completed. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address these material weaknesses, including the enhancement of accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale and our Company showroom expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, discounts ,or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring, expeditiously training, and retaining engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events;

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events;

●	our ability to manage the expenses associated with multiple facilities;

●	our ability to secure attractive real estate locations for expansion with sustainable cost structures; and

●	our ability to protect inventory assets from internal and external theft or damage.

The growth of our business places significant strain on our resources and if we are unable to manage our growth, we may not have profitable operations or sufficient capital resources.

We are rapidly and significantly expanding our operations, including increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity, our wholesale channel expansion and the opening of our Company showrooms. Our planned growth includes moving our administrative offices, increasing our manufacturing capacity, developing and introducing new products and developing new and broader distribution channels, including wholesale and Company showrooms, and extending our global reach to other countries. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

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

Our growth depends in part on our ability to manage the opening of our Company showrooms which will require our entering leases and other obligations while the success of our Company showrooms remains unproven. To be successful, we will need to obtain or develop retailing expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, opening our Company showrooms in new locations exposes us to laws in other states that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of opening our Company showrooms and maintaining operations in an expanding number of stores, we may have to close stores and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

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

When rolling out our new mattress lines through our direct-to-consumer sales channel, we identified a need for internal controls to avoid delays in the timely delivery of our new mattress products and to improve the customer’s experience. Also, we have experienced rapid growth in our employee base, and the need to implement controls and procedures for improving employee training and retention has increased. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved controls and procedures in an environment of continuous change and our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity, (ii) increasing our direct-to-consumer sales; (iii) expanding our wholesale distribution channel, particularly for our mattress products; (iv) opening our Company showrooms; (v) expanding our global sales; (vi) engaging global partners to improve distribution efficiencies and cost savings; and (vii) product assortment and category expansion.

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

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the lenders under that certain Amended and Restated Credit Agreement dated February 26, 2019 by and among Purple LLC and the lender parties thereto. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the lenders may not agree to lend us additional funds. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings, including under the Amended and Restated Credit Agreement, may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

 Our future growth and profitability may depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

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

A significant portion of our gross profit comes from our mattress products. If we are unable to develop new models of our mattress products or successfully market and sell new mattress models, our profitability may be adversely affected, and our business may be harmed

Our expansion into new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

The majority of our sales are made directly to consumers through our website or certain other e-commerce platforms. We have been expanding our business into the wholesale distribution channel through relationships with our wholesale partners but there can be no assurance that we will continue to experience success with our wholesale partners or that anticipated new locations will be successful.

We may be unsuccessful in generating sales through wholesale channels. We may extend credit terms in connection with such relationships and such relationships may expose us to the risk of unpaid or late paid invoices. In addition, we may provide fixtures to such partners that may be difficult to recover or re-use. We have limited experience in the wholesale channel, and our wholesale customers may not purchase our products in the volume we expect.

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our direct-to-consumer model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

We may be unsuccessful in opening any of our Company showrooms beyond the store we currently have at our headquarters in Alpine, Utah, the Company factory outlet store in Salt Lake City, Utah and the newly opened Company showrooms in San Diego, California and Seattle, Washington. We have limited experience in opening and operating our Company showrooms. Operating our Company showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

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

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and our needs change, we may need to negotiate a termination or modification of this lease. We have leased a new facility in Lehi, Utah and will be moving our headquarters into that building before the end of the first quarter 2020. We currently intend to continue to lease from TNT Holdings the building in Alpine, Utah and use it as a facility for production, research and development and video productions. We also may at some time purchase this Alpine facility from TNT Holdings. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property, although we expect this tangible property to be either removed or identified and separated in 2019. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between us and Tony and Terry Pearce over this lease for reasons not currently foreseeable.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels in which we were selling our products. One of these third parties is now a domestic competitor of ours, as it now sells mattresses through some of the same retailers through which we also sell our products. This competitor’s sales revenues are increasing, resulting in increasing royalties paid to EdiZONE from this licensee. Another third-party licensee may make it difficult for us to expand into certain geographic regions, such as the European Union. Casey McGarvey, our Chief Legal Officer, is also entitled to receive a small percent of such royalties from EdiZONE related to these third-party licenses, in accordance with a small investment made in EdiZONE years before the Business Combination. While the current license back to EdiZONE, as recently amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to our competitors, may lead to conflicts of interest between us and our insiders receiving royalties. At the time this agreement with EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden our rights and narrow EdiZONE’s rights with the approval of our independent directors.

Prior to the Business Combination, we also entered into a Shared Services Agreement with other entities controlled by Tony Pearce and Terry Pearce, including EdiZONE, which covered the provision of services to these entities by our employees. The Shared Services Agreement was terminated by us effective July 24, 2019. No legal or accounting services were provided by Purple LLC during 2019 prior to this termination.

Prior to the Business Combination, InnoHold, an entity owned by Terry and Tony Pearce and our controlling stockholder, also granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participant’s ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not yet fully vested at the time that employee’s employment is terminated. Before and since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. This pertains to but is not limited to the forfeitures resulting from the departures occurring after the Business Combination in 2018, including that of the former Chief Executive Officer, Chief Marketing Officer and Chief Brand Officer. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for current and future equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. To avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of Class B Common Stock in Purple Inc. and Class B Units in Purple LLC, after which any forfeitures would inure to the benefit of all of our stockholders. InnoHold distributed additional paired shares of Class B Common Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the 2017 Equity Incentive Plan, did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain replacements for the prior Chief Executive Officer, Chief Marketing Officer and others. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. Also, this distribution by InnoHold to the equity incentive participants has caused us to incur administration expenses related to the distributions, management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

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

Disruption of operations in either of our two main manufacturing facilities, including as a result of natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two main manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. Although we could produce some of our products at both sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, such as through the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business.

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

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses or choose to no longer do business with us and the impact of such disruption or choices could be magnified to the extent such business partners represent a significant part of our business. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

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

We have entered into arrangements with several wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Also, we have agreed to exclusivity of certain products with some of our wholesale partners. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our prior DTC-only operations. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the exclusivity rights of other wholesale partners. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened a Company factory outlet store and two Company showrooms. Our business is expanding into additional Company showrooms which, like our online e-commerce retail store, will compete with our wholesale partners for customers. Our relationships with our wholesale partners may be adversely affected by this competition. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

One competitor, which has been a licensee of EdiZONE for over fifteen years, uses substantially similar technology to our Hyper-Elastic Polymer material and Purple Grid cushion in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor recently has been seen to be growing its sales and now distributes its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. The continuing growth of this single competitor could adversely affect our business.

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

Moreover, the U.S. Department of Commerce (the “Department”) opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. On May 29, 2019 the Department made a preliminary determination to impose import duties on Chinese exporters. On October 18, 2019 the Department made its final determination imposing import duties on exporters of Chinese mattresses. Upon publication of the final determination, the Department will instruct U.S. Customs and Border Protection to continue to collect cash deposits equal to the applicable final weighted-average dumping rate. The U.S. International Trade Commission (ITC) is currently scheduled to make its final injury determination on about December 2, 2019. If the ITC reaches an affirmative final injury determination, the Department will issue an antidumping order. If the ITC reaches a negative final determination of injury, the antidumping investigation will be terminated and no order will be issued. If there is not a final determination of injury or if the antidumping duties do not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, we could continue to experience a negative impact on our planned growth and the future results of operations.

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

We rely on FedEx and other carriers to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any significant delay in deliveries to our customers could lead to increased cancellations and returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers.

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

We and third-parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyber-attack, malware, computer viruses, social engineering attacks, and other means of unauthorized access. To the best of our knowledge, attempts to breach our networks and IT infrastructure have not been successful to date, but we have been a victim of a spear-phishing attack. A breach of systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from information systems could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, while losses arising from a breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities or losses actually incurred.

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

We have received and anticipate we will continue to receive orders placed with fraudulent credit card data. If we fail to adequately control fraudulent credit card transactions it could reduce our net revenues and our gross profit or cause credit card or payment system companies to increase their fees to us or disallow their cards’ use for customer payments on our website. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and a Chief Retail Officer. We have also experienced the departure of the prior Chief Marketing Officer and the prior Chief Branding Officer. These departures and any delay in replacing these executives could significantly disrupt our ability to grow and pursue its strategic plans. We are currently in the process of searching for a qualified replacement for our Chief Marketing Officer. While we believe our new executive officers have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans.

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

There are many transactions that occur during the ordinary course of business for which the ultimate tax liability is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in the price of our securities, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

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

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to compliance with the regulatory requirements placed on a public company.

As a public company with substantial operations, we incur significant legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders are time-consuming and costly.

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

The market price of our Class A Common Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple Inc. stockholder to be diluted. In connection with the Closing of the Business Combination, the founders, Tony and Terry Pearce, through InnoHold, LLC control the majority of the shares of Class B Common Stock of the Company which constitutes over 80% of all ownership interests in the Company. The lock-up period following the Business Combination has expired, and the founders are now able to exchange their Class B shares for Class A shares and sell them; and at the demand of InnoHold, Tony Pearce and Terry Pearce under the Registration Rights Agreement, the Company has filed a registration statement on Form S-3 for the resale by InnoHold, Terry Pearce and Tony Pearce of up to an aggregate of 20 million shares of Class A Stock issuable upon the exchange, under the Exchange Agreement, of 20 million shares of Class B Stock and an equal number of Class B Units in Purple LLC. Such registration statement has not yet been declared effective by the SEC. Also, at this time, CCP, Blackwell and CDF own a majority of the shares of Class A Common Stock of the Company. Any of these shareholders may choose to sell shares of Common Stock, and the founders particularly may decide to liquidate a substantial portion of their interest in view of their age and for other personal reasons. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

In connection with the Closing of the Business Combination, some of our current and former employees were granted incentive units as members of InnoHold, which together with Tony and Terry Pearce hold all of the outstanding shares of Class B Common Stock of the Company. On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders to distribute to each a pro rata number of the Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. As of the closing, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and such recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Common Stock and then liquidated some of those shares of Class A Common Stock in order to pay taxes assessed. Some of the participants receiving these equity incentives, including those who no longer work for us, may want to liquidate some or all of the equity distributed to them by InnoHold. Sales of such shares of Class A Common Stock may occur relatively close to each other in time, including during short windows of time when such current employees are able to trade in our securities without violating our insider trading policy, and such consolidated trading in such short windows of time could result in downward pressure on the price of our Class A Common Stock.

This risk of downward pressure on the price of our Class A Common Stock is particularly acute at this time inasmuch as the average trading volume of our Class A Common Stock remains relatively low on average, making it more difficult to sell a substantial number of shares at any point in time. This risk related to the lack of an active trading market also may make it more difficult for any shareholder to sell their shares, and until an active trading market develops and becomes sustainable, it is likely to make our stock less desirable to investors. InnoHold, CCP, Blackwell and CDF, who hold most of our Common Stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. InnoHold and the Pearces have exercised their rights under the Registration Rights Agreement for the registration of the resale of up to an aggregate of 20 million shares of Class A Stock issuable upon the exchange of Paired Securities. We have filed a registration statement on Form S-3 with respect to the resale of such shares. While such registration statement has not yet been declared effective by the SEC, once effective, they may sell such shares in amounts that cause a decrease in our stock price.

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

As of September 30, 2019, Purple LLC had total debt of $39.0 million outstanding, comprised of $38.5 million outstanding under the Amended and Restated Credit Agreement and $0.5 million in capital lease obligations. Our level of indebtedness could have important consequences to stockholders. For example, it could:

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

Some owners may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Common Stock for shares of Class A Common Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of November 6, 2019, there have been 0.7 million exchanges of Class B Units and shares of Class B Common Stock for shares of Class A Common Stock by some of those incentive recipients who received these Paired Securities in the distribution from InnoHold.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to exchanging holders of Class B Units and shares of Class B Common Stock of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of September 30, 2019, the Company’s preliminary estimate of the TRA liability resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the exchange of 0.7 million Paired Securities, was approximately $11.4 million. However, the Company has not been able to determine that payments under the TRA are likely to occur and therefore has concluded that no recognizable TRA liability has been incurred. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, this liability may change.

Because not all of the foregoing factors are known at this time as to the exchanges that have occurred, and none are known for future exchanges this year or in subsequent years, we cannot yet determine the amounts (if any) that would be payable under the Tax Receivable Agreement. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments that we expect to make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units.

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

ITEM 5. OTHER INFORMATION

We have determined that, due to an administrative error, the version of our Amended and Restated Certificate of Incorporation included as an exhibit to our Current Report on Form 8-K filed with the SEC on February 8, 2018 included some minor technical differences from the correct version filed with the Secretary of State of the State of Delaware. Descriptions provided in our other filings with the SEC regarding our Amended and Restated Certificate of Incorporation and the rights of our stockholders accurately reflected the terms of our Amended and Restated Certificate of Incorporation. The correct version of our Amended and Restated Certificate of Incorporation is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Number	Description
3.1*	Amended and Restated Certificate of Incorporation
10.1+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019).
10.2+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019).
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	November 6, 2019	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)