Form 10-K
period 2019-12-31
Purple Innovation, Inc.
filed 2020-03-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 NORTH CHAPEL RIDGE ROAD SUITE 200 LEHI, UTAH	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 756-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	PRPLW	OTC PINK

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 28, 2019, as reported on the NASDAQ Capital Market, was $35.9 million.

As of March 2, 2020, there were 23,618,296 shares of Class A common stock, par value $0.0001 per share, and 30,270,245 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 44% as of March 2, 2020. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the Closing (as defined herein), and the “Purple Business” or “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple Innovation, Inc. (the “Company” or “Purple”). Specifically, forward-looking statements may include statements relating to the future financial performance of the Company, changes in the markets in which Purple competes, expansion plans and opportunities; expansion of the direct to consumer market, our expectation of opening additional of our own retail stores, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets and other products. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer®, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and our owned retail showrooms.

The foundation of our business is core competencies in design, development and manufacturing. Decades of accumulated knowledge enable us to create all aspects of our innovative products, including the fundamental comfort technologies and the machines and processes necessary to bring them to market. We have vertically integrated our operations to include research and development, marketing and manufacturing, resulting in an ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format injection molding of our Purple Grid (the primary component in our mattresses made with our Hyper-Elastic Polymer® technology), we designed and produced our own manufacturing equipment including our proprietary and patented Mattress Max™ machinery. There were and still are no off-the-shelf solutions that can handle both our size and scale requirements. We believe our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized materials, such as foam and outsourced manufacturing.

In addition to developing transformative, differentiated products and technologies, we have built a brand that has high customer engagement and avid online advocates. We have an experienced digital marketing team that generates digital marketing content which enables efficient customer acquisition and builds brand affinity. We believe that our digital marketing strategy enables us to market our full product suite to customers, generate frequent interactions online and drive traffic to all channels online and offline that offer our products.

We have been able to capitalize on the DTC macro trend that is transforming the bedding industry. To complement our DTC channel, we have developed multiple wholesale relationships with established vendors such as Mattress Firm, Macy’s, Bloomingdale’s, Furniture Row, Denver Mattress, HOM Furniture, Steinhafels, Raymour & Flanigan and Bed Bath & Beyond. We believe that our distinctly differentiated products, marketing strategies, manufacturing capabilities, unique branding and proprietary technologies position us to continue to drive our growth in comfort products. For 2019, our DTC sales channel accounted for 62% of our revenue and wholesale accounted for 38% of revenue, while sales of bedding accounted for 94% of our revenue and other products accounted for 6%.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help “every body” feel and live better.

Bedding

The bedding category encompasses a variety of products including mattresses, bases, foundations, sheets, mattress protectors, blankets, duvets and pillows. Meaningful innovation in sleep products has been infrequent and limited over the last 150 years. The first coil spring mattress was introduced in the 1860s and it continues to remain one of the most widely adopted technologies. Over 100 years after the creation of the coil spring mattress, the memory foam-based mattress was launched in 1992, with latex, water and air mattresses also emerging during the latter part of the 20th century. Our Purple Grid represents a meaningful innovation in the following key areas: pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer.

The market for bedding products is large, growing and undergoing fundamental transformations on account of digital marketing and DTC distribution. The U.S. mattress industry is predominantly comprised of vendors that rely on retail distribution as well as a growing number of DTC retailers. The traditional market, led by Tempur-Sealy and Serta Simmons, comprises the vast majority of the bedding market. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air bladders or latex foam.

Over the past several years, growth of the DTC market exceeded that of the broader industry. DTC retailers are typically characterized by e-commerce distribution channels, more affordable pricing, free shipping and returns and limited product offerings. DTC retailers typically use layers of foam cushioning that are assembled into a mattress and compressed and rolled into a box for distribution. The DTC market is highly fragmented and highly competitive, based primarily on price, and is rapidly evolving. DTC competitors include, but are not limited to Casper, Leesa, Resident (Nectar), Saatva and Tuft & Needle. We believe their products are generally low-cost foam, often imported and undifferentiated in terms of sleep benefits.

Traditional brick-and-mortar retailers remain a significant part of the market for bedding products. This part of the retail market is also highly fragmented and competitive. The leading brick-and-mortar retailers in the United States and Canada are, respectively, Mattress Firm and Sleep Country Canada. These national retailers compete with regional and smaller retailers and retail channels such as furniture and department stores.

Across these channels, some key factors that impact competition in our industry include product features, reliable logistics, marketing efficiency, brand recognition and reputation, expertise of sales and after-market support, pace of innovation and product roadmap, price of products and services, and financial stability and ability to invest in innovation.

Seat Cushions and Other

Our seat cushions and other category consists of seating cushions and other products that can be purchased independent of furniture. To the best of our knowledge, there are no independent market analyses that define the size and growth of this category. It is important to note that there is a significantly larger market for cushioning technology embedded within furniture including chairs and sofas as well as seats found in transportation and other categories requiring seating solutions. We believe this is a substantial market opportunity that we could pursue with either branded product offerings or through branded OEM partnerships to embed our technology.

What Makes Purple Different?

We believe Purple has a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology—We are a company built on innovation and licensing founded over 30 years ago. The core team has decades of history developing innovative comfort technology products, including the invention of our proprietary and patented Hyper-Elastic Polymer® technology and the Purple Grid component. Our breakthrough mattress represents what we believe to be the first substantive innovation in the mattress industry since the introduction of memory foam in 1992. We believe that the unique properties of the Purple Grid™ cushion enable a number of improvements over existing bedding, compared to competing foam, spring and air mattresses.

●	Pressure Relief—The Purple Grid is designed around the science of column buckling which enables firm support across the larger surface areas of a body, while providing pressure relief at local areas or points of pressure or shape. We believe our founders were the first to leverage this science in mattresses. Some of their first mattresses in production were licensed decades ago to medical manufacturers for uses such as critical care beds and continue to this day to be used in hospital beds. The resulting feel is often described as buoyant, similar to floating on water.

●	Temperature Neutral—The Hyper-Elastic Polymer® material itself is temperature neutral, and the nature of the Purple Grid is that the surface is mostly air (the channels within the grid), which allows for high air-flow and dissipation of heat and vapor. Foam beds absorb heat from the body and then radiate the heat back, constantly increasing the temperature. The Purple Grid allows for continual sleeping without waking up hot.

●	Responsive—Unlike memory foam, which compresses, gets hard and then takes time to recoil, the Purple Grid is instantly responsive to the body as it moves.

●	Durable—Hyper-Elastic Polymer® material is a highly durable gel that we believe outlasts most foams by two to three times. The Hyper-Elastic Polymer® technology also has numerous applications beyond mattress products including current products such as seat cushions and pillows, as well as future product categories. The development of the Hyper-Elastic Polymer® technology is only one of numerous innovations we have achieved to produce a range of unique and effective comfort products across the bedding and seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe that the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers of imitation. We own or have the exclusive right to use over 100 granted or pending patents that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has decades of experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our Mattress Max™ machine, designed and built by Purple, allows for large-format injection molding of gels at scale, which we believe is not a commercially available capability outside of Purple. Capabilities such as these are essential to produce our products efficiently and at scale.

●	Growing brand with passionate following—Our brand mirrors our passion for uncompromising performance, quality and durability, and with effective use of humor and viral marketing, has been able to cut-through the competitive noise. We believe that our digital marketing strategy has achieved a level of social media engagement that few competitors can match, including a series of videos that have been seen more than 1.8 billion times across Facebook and YouTube. Our brand has been able to extend beyond awareness of individual products and we have successfully marketed our full suite of products to customers using a DTC strategy. We believe customer satisfaction of our product has continued to drive “word of mouth” as the most common reason cited as to how a customer has heard of Purple.

●	Balanced, omni-channel distribution strategy—We have sought opportunities to obtain wide reach in brick-and-mortar retailers where our beds could be on display. This is a very different approach versus the majority of bed-in-a-box players who sought traditional Consumer Packaged Goods (“CPG”) distribution, e.g. boxes on shelves. Our goal is to support the customer wherever and however they want to learn, try, and buy through wholesale, owned showrooms, and DTC channels. We are a leader in the DTC category of the bedding market. Our flexible return policies and aggressive expansion of wholesale doors and showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional accounts as well as a variety of independent retail partners throughout the United States. As a result, we believe we are driving accelerated growth in the bedding market compared to the traditional retail bedding industry.

●	Premium product offerings—The rise of DTC and discounting in retail has oversaturated the market in value mattresses priced below $1,000 for a queen, with continual downward price pressure driven by Amazon and other large discount channels. According to the International Sleep Products Association 2Q19 Bedding Market Quarterly Report (“ISPA Quarterly Report”), in the quarter ended June 30, 2019, 70% of mattresses sold were priced below $1,000 for a queen and yet made up only 43% of the revenue. Our premium queen mattresses start at the $1,100 price point and range up to $3,000. The ISPA Quarterly Report also indicates that 30% of units sold are above $1,000 for a queen, but earn 57% of industry revenue. We believe there is opportunity to take share on the premium side of the market.

●	Vertical integration enables nimble design, development and execution—We design and develop our cushioning products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us not only to prototype and deploy new ideas, but also to design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

Growth Strategies

●	Further direct-to-consumer growth and penetration—We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our DTC channel. Our site was originally built for only a few SKUs and we are investing in redesign and re-platforming as our assortment has grown. Continued successful execution within the DTC channel represents a significant growth opportunity.

●	Expanded omni-channel distribution and retail relationships—Expanding retail distribution of our products via new and existing arrangements represents an opportunity to tap into the large brick-and-mortar category of the cushioning market. We currently sell our products through numerous wholesale partners including Mattress Firm, Macy’s, Bloomingdale’s, Furniture Row, Denver Mattress, HOM Furniture, Steinhafels, Raymour & Flanigan and Bed Bath & Beyond. We are also in discussions with multiple new potential partners to expand our wholesale distribution capabilities. As of March 2, 2020, we operate a Company showroom at our Lehi, Utah headquarters, a Company factory outlet in Salt Lake City, Utah and three other Company showrooms on the West Coast where consumers can experience our brand, learn and engage with our technology, and purchase our products. We anticipate continual expansion of our showrooms as we optimize the format.

●	Existing product innovation—We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. This vertical integration enables us to continuously refine our existing products and manufacturing processes, as well as to introduce new offerings, with the potential to attract new customers and drive repeat sales.

●	New product launches—We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. This includes innovations in mattresses beyond the Purple Grid, an expanded assortment based on the Harmony PillowTM that includes new patent-pending technology, other assortment expansion and new products in cushioning and additional categories.

●	International expansion—We believe there is a substantial opportunity for international expansion, and we expect to find new opportunities as we expand into various foreign markets. We anticipate entering Canada during 2020 via wholesale channels and we plan to expand in other foreign markets in the future as well. More than half of the global mattress market is outside of the United States, and we believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will enable us to enter new markets. We are exploring opportunities for international marketing, manufacturing and warehousing, as well as franchise and wholesale partners.

Our Products

Our current product portfolio is as follows:

●	Mattresses—Our mattresses utilize the unique benefits of the Purple Grid creating a one-of-a-kind sleep solution that is breathable to help regulate body temperature and soft enough to cradle pressure points while also providing support through the buckling columns. Our Purple Grid is manufactured with non-toxic, food-contact-grade ingredients that third-party testing has shown are free from carcinogenic chemicals. We back up the quality and durability of our mattress with a 100-night comfort guarantee and a ten-year warranty. We currently sell four distinct models of mattresses, ranging from our entry level foam-core, to our hybrid with premium pocket coil cores, to our premier mattresses which add an additional 1 or 2 inches of Purple Grid. All four mattresses simultaneously provide support and cushioning, leveraging our unique Purple Grid with column buckling. The result is a bed that relaxes under pressure while providing firm support. Competing mattresses are typically uniform in the level of firmness throughout the mattress and are varying degrees of soft or firm. This tradeoff is problematic as regions of the body such as the head, feet, hips and shoulders require different levels of support. Our mattresses are also temperature neutral, which is an advantage as temperature regulation is a key component of achieving optimal sleeping conditions.

●	Pillows— We currently sell three different pillows. The Purple Harmony Pillow™ is a hybrid, hypoallergenic pillow featuring the world’s first and only tapered 360º Purple Grid Hex surrounding a soft, responsive Talalay latex core for optimal head and neck support. It has a cool-to-the-touch, moisture-wicking Breeze Mesh cover to enhance the benefits of the Purple Grid Hex. It’s the ultimate balance of soft, cool, and responsive No Pressure Support. The Purple Pillow™ utilizes the Purple Grid in a head-specific triangular grid-shape to protect against breaking down or losing shape. We believe our pillow is unique, with no other product in the market like it in appearance, design or comfort. The pillow is designed to relax under pressure without losing support. We also sell a more traditional pillow, the Purple Plush Pillow™, with other unique, patented features that enable adjustment of the pillow for customized comfort. We back up the quality and durability of our pillows with a 100-night comfort guarantee and a one year warranty.

●	Sheets—Our sheets and pillow cases are made of a stretchy and breathable bamboo-based Viscose and are designed to maximize the functionality of the Purple Grid in our mattresses and pillows. Recognizing that conventional sheets are often too taut to allow a mattress to correctly conform and adapt, we developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress).

●	Mattress Protector—Like our sheets, our mattress protector is designed to optimize the functionality of the Purple Grid in our mattress. Our mattress protector is stretchy, breathable, protective against liquids and stain resistant.

●	Bed Frames—Our platform base is designed for standard beds without box springs and fits all current Purple® bed sizes. Constructed from lightweight steel, our Purple™ platform is more hygienic compared to box-spring foundations. The platform also provides optimal support and prevents the mattress from sagging. The new Purple Foundation is a metal frame that is upholstered. The frame’s supports are made of high-density polyethylene, so they don’t creak or make noise like wood supports. Plus, the joints of the Purple Foundation are reinforced with nylon buffers to help prevent squeaking. Finally, the accompanying slipcover gives a beautiful, polished, upholstered look. Our Purple™ PowerBase complements our mattresses by adding electrically powered functions, such as adjustable head and foot positions, dual massagers with multiple wave patterns, under bed lighting and a remote with cradle that provides additional USB ports and outlets for charging.

●	Seat Cushions—Our founders invented their first version of a seat cushion nearly two decades ago to solve the extreme use case of people in wheelchairs suffering from compression sores (decubitus ulcers). These exacting requirements, coupled with the unique demands of the medical equipment marketplace, such as lighter weight, safety, incontinence protection, sterility, non-toxicity and durability became foundational to our unique product differentiation. The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets. The cushions utilize Hyper-Elastic Polymer® material in our Purple Grid design to provide a comfortable seating experience and are designed to maximize airflow and maintain the neutral temperature of the seat. The Purple Grid allows our seat cushions to relax under pressure, providing pressure-releasing comfort. Our seat cushions include seven consumer models plus variants for the medical industry.

●	Weighted Blanket and Duvets—Our Purple + Gravity weighted blanket is the world’s first weighted blanket with Purple’s dual-sided technology that allows people to snuggle up however they want when they choose the cool or warm side. The weighted blanket fits a queen or king bed and evenly distributes 35 pounds of weight across the whole bed. The Purple™ Duvet is a soft comforter filled with 100% polyester down alternative with a 100% cotton cover for soft, breathable comfort.

purple

Mattresses

The Purple® Mattress
Balanced No Pressure® Support
2" Purple Grid | $1,099 (Queen)

Purple® Hybrid
Dynamic No Pressure® Support
Responsive Support Coils
2" Purple Grid | $1,599 (Queen)

Purple® Hybrid Premier
Ultimate No Pressure® Support
Responsive Support Coils
3" Purple Grid | $2,199 (Queen)
4" Purple Grid | $2,999 (Queen)

Pillows

Harmony Pillow
Standard Size | $159

Plush Pillow
Standard Size | $49

The Purple® Pillow
Standard Size | $99

Bed Frames

Purple PowerBase
Queen | $1,499

Upholstered Bed Frame
Queen | $449

Platform Bed Frame
Queen | $174

More

The Pet Bed
Medium | $189

Seat Cushion
Royal | $79

Bedding

Sheets
Queen | $114

Mattress Protector
Queen | $99

Purple + Gravity Weighted Blanket
Queen | $299

Duvet
Queen | $179

As of March 2, 2020, prices subject to change.

Technology

Technology is key to our unique position within the Comfort Industry. With our proprietary Hyper-Elastic Polymer® material used in the Purple Grid, we have introduced the first major innovation to the mattress category in decades. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam. These technologies have existed for decades and are undifferentiated from competitors within their product type.

Proprietary Technologies

The Purple team, through their scientific journey to get to the root causes of pressure sores, designed the Hyper-Elastic Polymer® material and other proprietary comfort technologies in order to improve the lives of “every body.” Each different cushioning product line requires unique molding techniques.

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

Proprietary Machinery

Internally designed, developed and built, our Mattress Max™ machines are the only machines able to mold our Hyper-Elastic Polymer® material into large-format king-sized mattresses at scale. We have modified other molding machines to manufacture other products containing Hyper-Elastic Polymer® material such as pillows and seat cushions. The process of molding our Hyper-Elastic Polymer® material using our Mattress Max™ machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have vertically integrated with our own machine shop with mechanics and engineers at each of our factories to maintain these machines and our other equipment. Furthermore, we have extensive in-house fabrication capabilities, which enable us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our existing machinery based on real-time insights gained from our vertically integrated operations.

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on attracting, acquiring and retaining customers, primarily through digital campaigns and online advertising. Our campaigns are unique and memorable featuring product demonstrations that have been able to harness viral efficiencies associated with social media. As a result, we have created a brand with a loyal audience that frequently interacts with our content. This enables us to increase interaction with customers to drive additional product sales across our portfolio of offerings. The success we have achieved through these social marketing campaigns has been key in our branding and awareness. Our digital marketing team has expertise across a broad range of marketing capabilities including audience segmentation, video production, communication and targeting. We also utilize television, radio and print mediums to create brand and product awareness.

We actively pursue business relationships that extend our brand reach. For example, Purple has leveraged co-branding opportunities with Disney-Pixar on multiple occasions and with well-known internet personalities. We believe these types of brand associations will further extend our brand reach. We continue to explore co-brand opportunities with celebrities, teams and athletes.

Our Sales Channels

Historically, the majority of our sales have been through our DTC e-commerce platform; however, our wholesale channel has been growing rapidly. We have relationships with a growing number of brick-and-mortar retailers and are expanding our national footprint of retail partners that sell our products.

Direct-to-Consumer Channel

E-commerce is our primary distribution channel. We have benefitted from the rapid growth of the DTC mattress industry in addition to our differentiated product offering and unique marketing campaigns. We expect the DTC mattress industry to continue to grow as consumer confidence in online shopping increases. We sell directly to consumers through our website, www.purple.com and through our growing customer operations center. We help customers easily engage in relevant content, research our solutions, transact online and find support. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe that our 100-night trial along with free shipping and free returns provides confidence to consumers to buy a mattress.

We operate Company showrooms at our Lehi, Utah headquarters and three other showrooms on the West Coast. We have a factory outlet in Salt Lake City, Utah where consumers can experience our brand, learn and engage with our technology, and purchase our products. On average, our stores currently generate revenues above industry store averages. We anticipate continual expansion of our showrooms as we optimize the format.

Wholesale Channel

We sell our assortment of products through brick-and-mortar wholesale partners. We began selling mattresses and bedding products through our largest wholesale partner, Mattress Firm, in November 2017. We have expanded the number of retail doors to more than 1,500, where our mattresses and bedding products are sold, and now sell mattresses through Mattress Firm, Macy’s, Bloomingdale’s, Furniture Row, Denver Mattress, HOM Furniture, Steinhafels, Raymour & Flanigan and Bed Bath & Beyond. We typically have 3 to 4 beds on the floor with highly branded displays. Sales associates have been very effective at educating consumers regarding our unique benefits as well as shifting the mix upward to our more expensive and higher margin mattresses. We anticipate continuing to expand our national footprint of brick-and-mortar wholesale partners that sell our products so that most potential customers will be able to locally try our differentiated mattresses before they buy.

Customer Concentration

In general, our revenues to date have relied on many smaller customers. However, as we have expanded our wholesale sales channel, we have seen some customer concentration, resulting in Mattress Firm accounting for approximately 26% of revenue during the year ended December 31, 2019 and approximately 67% of accounts receivable at December 31, 2019. No other customers exceeded 10% of revenues during the year ended December 31, 2019. The loss of this customer could have a materially adverse effect on our financial condition, results of operations, and cash flows; however, we believe that, as we expand our wholesale channel by engaging with new wholesale partners, we will reduce the customer concentration risks associated with having a single customer account for a substantial portion of our revenues.

Operations

Factories, Supply Chain and Manufacturing

We operate factories in Alpine, Utah and Grantsville, Utah, which manufacture and distribute Purple® products. These two factories have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility and approximately 93,000 square-feet at our Alpine, Utah facility. At these factories we manufacture our proprietary Hyper-Elastic Polymer® and Purple Grid used in our mattress, pillow and seat cushion products. We assemble, package and ship our products from these facilities. We anticipate opening a new manufacturing and distribution facility on the east coast in 2020 to achieve additional manufacturing capacity and efficiencies in distribution. We believe that these facilities will provide ample room to accommodate our future growth and expansion plans for the near term.

We outsource and resell other products, including adjustable bases, platform bases, sheets, mattress protectors, blankets and duvets. These products are either designed in-house or in partnership and are unique to Purple.

We have relationships with, or have identified, multiple suppliers for our outsourced products and components. These suppliers may be interchanged in order to maintain quality, cost and delivery expectations.

Employees

Our most valuable asset is our people and their learned institutional knowledge. As of December 31, 2019, we had approximately 875 employees, including 850 full-time employees, and an additional 190 temporary labor workforce to manage seasonal demands engaged in manufacturing, research and development and general corporate functions.

Our current employee population works primarily within our two factories and at our new headquarters in Lehi, Utah. We regularly engage labor contracting agencies and independent contractors to accelerate our progress and to provide support across various functions within our organization. We have no collective bargaining agreements with our employees.

Environmental and Governmental Regulation

We are subject to numerous federal, state, local and foreign consumer protection and other laws regulating the bedding industry. These regulations vary among the states and countries in which we do and intend to do business. In the United States, we are subject to regulations promulgated by the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration and other federal agencies that have authority to regulate our operations. Included in these regulations are laws restricting the generation, emission, treatment, storage and disposal of materials, substances and waste. We are subject to the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. Our mattress products are also subject to fire-retardant standards developed by the State of California, U.S. Consumer Product Safety Commission and other jurisdictions where we sell these products.

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

Research and Development

Our research and development team is focused on developing new comfort technologies, manufacturing machines, and improving production processes, as well as developing products. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products to improve how people live. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we are able to integrate these insights into our manufacturing process, digital marketing, products and equipment.

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various U.S. and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, in particular with respect to our Hyper-Elastic Polymer® and Purple Grid and our Mattress Max™ machine.

We own or have the exclusive right to use over 100 granted or pending U.S. and foreign patents on inventions and designs pertaining to our machines, processes, mattresses, pillows, seat cushions, packaging techniques and other related existing and future products. Our issued U.S. patents that are significant to our operations are expected to expire at various dates up to 2038.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer® and Somnigel®  (for plasticized elastomeric gel and certain types of products). Applications are pending for registration of some of the trademarks for additional classes of goods. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders, and were licensed to Purple Innovation, LLC and we have taken the necessary steps to have those trademarks assigned to Purple Innovation, LLC upon registration.

We also have a number of common law trademarks, including Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple Powerbase™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Purple Grid™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

In addition, we maintain copyrights to past and present versions of purple.com, onpurple.com, equapressure.com, wondergel.com, marketing content, blogs, logos, graphics, videos and other marketing and promotional materials promoting our products.

We protect and enforce our intellectual property rights, including through litigation as necessary.

Our History

Tony and Terry Pearce have decades of history of developing innovative comfort technologies, machines and products. In 1989, the Pearce brothers created a partnership to develop high-tech carbon fiber sporting goods and wheelchairs. In the course of developing and testing wheelchair products, it was clear to the founding team that the core issue of wheelchair comfort could only be solved if the extreme case of compression sores was solved. This led them on a scientific journey to discover the root causes of pressure sores and how to mitigate this condition.

In 2010, Tony and Terry launched what has become our current vertically integrated company. The first products sold were seat cushions. In 2013 we attempted to develop a king-size mattress using our improved Hyper-Elastic Polymer® material. The principal setback in developing king-size mattresses was that the entire surface of the mattress could not be covered using a single piece of Hyper-Elastic Polymer® material. There were no injection molding machines on the market that worked at this size. Over the years and with substantial investment the team overcame this obstacle by creating the proprietary Mattress Max™ machine. We began selling our Purple brand of mattresses with a small test in late 2015 and at scale beginning in January 2016. Purple LLC, was organized as a Delaware limited liability company on May 26, 2010 under the name WonderGel, LLC. We changed our name to Purple Innovation, LLC on January 27, 2017. On February 2, 2018, we consummated a business combination, pursuant to which we acquired a portion of the equity of Purple LLC. The business combination was accounted for as a reverse recapitalization because the former owners of Purple LLC had control over the combined company through their 82% ownership of the common stock of the Company at the time of the business combination. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company.

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

In addition, we rely on estimates and forecasts of our expenses and revenues to provide guidance and inform our business strategies, and some of our past estimates and forecasts have not been accurate. The rapidly evolving nature of our business makes forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower than expected sales or higher than expected expenses.

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale and our Company showroom expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, discounts, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring, expeditiously training, and retaining engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events;

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events;

●	our ability to manage the expenses associated with multiple facilities;

●	our ability to secure attractive real estate locations for expansion with sustainable cost structures; and

●	our ability to protect inventory assets from internal and external theft or damage.

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

For the years ended December 31, 2019 and 2018, we incurred net losses of $12.4 million and $19.6 million, respectively. In 2019, we generated $22.9 million of operating cash flow and ended the year with working capital of $27.3 million and an accumulated deficit of $8.3 million. In 2018, we experienced negative operating cash flow of $21.7 million and ended the year with negative working capital of $0.9 million, and an accumulated deficit of $4.3 million. We need positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

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

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities and production capacity in the face of continued growth. The growth in our operations has placed, and may continue to place, significant demands on our management and operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and fulfillment capabilities may suffer which could adversely affect our operating results. Our revenue growth may not be sustainable, and our percentage growth rates may decrease. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Our growth depends in part on our ability to manage the opening of our Company showrooms which will require our entering into leases and other obligations while the success of our Company showrooms remains unproven. To be successful, we will need to obtain or develop retail expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, opening our Company showrooms in new locations exposes us to laws in other states that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of opening our Company showrooms and maintaining operations in an expanding number of stores, we may have to close stores and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

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

When rolling out our new mattress lines through our direct-to-consumer sales channel, we identified a need for internal controls to avoid delays in the timely delivery of our new mattress products and to improve the customer’s experience. Also, we have experienced rapid growth in our employee base, and the need to implement controls and procedures for improving employee training and retention. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved controls and procedures in an environment of continuous change but our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity; (ii) increasing our direct-to-consumer sales; (iii) expanding our wholesale distribution channel; (iv) opening our Company showrooms; (v) expanding our global sales; (vi) engaging global partners to improve distribution efficiencies and cost savings; and (vii) product assortment and category expansion.

We believe that our cash flow from operations, together with other available sources of liquidity, including the additional cash we received and may have further access to under that certain Amended and Restated Credit Agreement dated February 26, 2019 (the “Amended and Restated Credit Agreement”) by and among Purple LLC, Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”), and Coliseum Co-Invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. Our ability to obtain other capital resources and sources of liquidity may not be sufficient to support future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Lenders under the Amended and Restated Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the Lenders may not agree to lend us additional funds. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings, including under the Amended and Restated Credit Agreement, may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. If we make additional borrowings under the Amended and Restated Credit Agreement, we will be required to issue additional warrants to the Lenders on the same terms as the Incremental Loan Warrants. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, fair value liabilities, the recognition and measurement of loss contingencies and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

Our future growth and profitability may depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

As described in greater detail below, the mattress, pillow, bedding, bed base, cushion and related industries (“Comfort Industry”) are highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line and related accessory products.

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

We may be unsuccessful in generating additional sales through wholesale channels. We may extend credit terms in connection with such relationships and such relationships may expose us to the risk of unpaid or late paid invoices. In addition, we may provide fixtures to such partners that may be difficult to recover or re-use. Our wholesale customers may not purchase our products in the volume we expect.

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our direct-to-consumer model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

We may be unsuccessful in opening any of our Company showrooms beyond the store we currently have at our headquarters in Lehi, Utah, the Company factory outlet in Salt Lake City, Utah and the newly opened Company showrooms in San Diego, California, Santa Clara, California, and Santa Monica, California. We have limited experience in opening and operating our Company showrooms. Operating our Company showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our direct-to-consumer platform, wholesale distribution channel and our Company showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days, or may delay paying us beyond the agreed-upon net terms or fail to pay. Our Company showroom expansion increases our risk for inventory shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable.

New products may come with the same warranty and return risks as mentioned above. New product offerings or expansion into new market channels or geographic regions may subject us to new or additional regulation, which would impose potentially significant compliance and distribution costs.

Our financial condition and results of operations for fiscal 2020 may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 outbreak.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or globally, our business may be adversely affected. In December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China. The virus continues to spread globally and, at the time of this filing, has spread to over 80 countries, including the United States. Our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the Chinese economy in general, particularly with respect to our suppliers in China. We may also experience impacts to certain of our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in other locations, particularly North America. Further, our operation may experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to obtain or deliver inventory in a timely manner, impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

The cost of advertising for web-based platforms, such as Facebook, are increasing. Increasing advertising costs erode the efficiency of our advertising efforts. If we are unable to effectively manage our advertising costs or if our advertising efforts fail to produce the sales that we anticipate, our business could be adversely affected.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products, (iv) the nature and tone of consumer sentiment published on various social media sites, and (v) the stability of our website. In recent years, a number of direct-to-consumer, Internet-based retailers, like us, have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs. More recently, the large traditional mattress manufacturers have been increasing their efforts to increase their direct-to-consumer sales which also is increasing the cost of our Internet-based marketing programs and cost of customer conversion.

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

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and our needs change, we may need to negotiate a termination or modification of this lease. We have leased a new facility in Lehi, Utah and moved our headquarters into that building during the first quarter 2020. We currently intend to continue to lease the building in Alpine, Utah from TNT Holdings and use it as a facility for production, research and development and video productions. We also may at some time purchase this Alpine facility from TNT Holdings. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property. Although we expected this tangible property to be either removed or identified and separated in 2019, this has not yet occurred. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between us and Tony and Terry Pearce over this lease, or ownership of the property located at this facility, for reasons not currently foreseeable.

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

Prior to the Business Combination, InnoHold, an entity owned by Terry and Tony Pearce and our controlling stockholder, also granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participants’ ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not yet fully vested at the time that such employee’s employment is terminated. Before and for a period of time since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. During 2019, to avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of Class B Stock in Purple Inc. and Class B Units in Purple LLC, after which any forfeitures would inure to the benefit of all of our stockholders. InnoHold distributed additional paired shares of Class B Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the 2017 Equity Incentive Plan, did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain other key employees needed to achieve the Company’s growth objectives. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. Also, this distribution by InnoHold to the equity incentive participants has caused us to incur administrative expenses related to the distributions, the management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into a Credit Agreement with certain lenders which was guaranteed by Purple Inc. The lenders also are stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded. The exercise of rights under this Amended and Restated Credit Agreement by the Lenders may create conflicts of interest between us and Mr. Gray. Should additional credit be granted under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional incremental warrants on similar terms which could cause additional dilution of all shareholders’ interests.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a further discussion of all related-party transactions between the Company and insiders.

Disruption of operations in either of our two manufacturing facilities, including as a result of natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. Although we could produce some of our products at both sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, such as through the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business.

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

We have in some instances kept excess amounts of raw material inventory and some finished goods inventory, which could be susceptible to shrinkage that may harm our ability to use or sell such inventory and may adversely impact our profitability.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excess amounts of raw materials inventory. We also have accumulated in the past excess amounts of some finished goods inventory, and we may again have excess amounts of some of our inventory. All such excess inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excess amounts of some items of raw materials and finished goods and related shrinkage that could adversely impact our cash flow, margins and profitability.

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

Our products carry warranties for defects in quality and workmanship. The amount of our reserve for return of products, discounts provided to affected customers and cost for returns or warranty claims has been increasing due to the increase in sales. We may experience significant expense as the result of future product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. The actual costs of servicing future warranty claims may exceed our expectations and have a material adverse effect on our results of operations, financial condition and cash flows. Further, we may modify our warranties from time to time, and limitations to warranties intended to reduce the number of claims may result in customer dissatisfaction. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

We have experienced return rates that are higher than originally anticipated. This increase has negatively impacted our business and profitability. If we are unable to continue to identify the causes of these increased returns or to counteract those causes, we may not be able to lower returns or prevent the rate of returns from increasing, which would continue to negatively impact our business and profitability.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business could affect our operations and financial condition.

In the normal course of business, we may from time to time become involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of such matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Even if we are successful in defending against such litigation, the costs of making such a defense, which may or may not be covered by our insurance, could be significant and have a material adverse effect on our business. The quantity and scope of legal proceedings could cause an increase in the amount we pay for insurance coverage which could negatively affect our financial condition.

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

We have opened a Company factory outlet and four Company showrooms. Our business is expanding into additional Company showrooms which, like our online e-commerce retail store, will compete with our wholesale partners for customers. Our relationships with our wholesale partners may be adversely affected by this competition. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

We operate in a highly competitive Comfort Industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The Comfort Industry market is highly competitive and fragmented. We face competition from many manufacturers (including competitors that primarily manufacture and import from China), traditional brick-and-mortar retailers and online retailers, including direct-to-consumer competitors. Participants in the Comfort Industry compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels. The highly competitive nature of the Comfort Industry means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

A number of our significant competitors offer products that compete directly with our products. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Comfort Industry manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Like us, many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels. Some of our established competitors have begun to offer “bed-in-a-box” products as well. Many of our competitors source their products from countries such as China and Vietnam, where the costs may be lower than our costs. Companies providing for the distribution of mattresses online or through retail stores, such as Amazon and Walmart, also have begun to offer competing products in their respective channels. In addition, retailers outside the U.S. have integrated vertically in the furniture and bedding industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

Many of our current and potential competitors may have substantially greater financial support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, mature distribution methods, and more established relationships in the industry than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the Comfort Industry. We cannot be sure we will have the resources or expertise to compete successfully in the future. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins. Our current and potential competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. Our products are also typically heavier than others and some markets we wish to expand into will not support delivery of our heavy products through parcel services or other affordable home delivery services, limiting our ability to serve the market.

One competitor, which has been a licensee of EdiZONE for over fifteen years, uses substantially similar technology to our Hyper-Elastic Polymer® material and Purple Grid in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor has been growing its sales and now distributes its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. The continuing growth of this single competitor could adversely affect our business.

A consolidation of the domestic market for foam may increase the prices for foam in the geographical market in which we purchase foam, which could adversely affect our business. We source a specialized type of foam from a supplier who is in bankruptcy, and the result of that litigation may affect our ability to continue to obtain that specialized foam and require us to modify our product offerings, lose sales or incur increased expenses that could adversely affect our cash flows, margins and profitability.

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

Moreover, the U.S. Department of Commerce (the “Department”) opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. On May 29, 2019, the Department made a preliminary determination to impose import duties on Chinese exporters. On October 18, 2019, the Department made its final determination imposing import duties on exporters of Chinese mattresses. The U.S. International Trade Commission (the “ITC”) made its final injury determination on December 9, 2019. On December 16, 2019, the Department issued an antidumping duty order directing the U.S. Customs and Border Protection (“CBP”) to assess, upon further instruction by the Department, antidumping duties equal to the amount by which the normal value of the merchandise exceeds the export price, or constructed export price, of the subject merchandise for all relevant entries of mattresses from China. If the antidumping duties do not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, we could continue to experience a negative impact on our planned growth and the future results of operations.

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

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands, product designs and functionality and materials for use in our products. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality agreements and license agreements with our vendors, contractors, employees, customers, and others to protect our proprietary rights.

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our products including mattresses, pillows, cushions and related products, as well as related to proprietary formulas and related technology for certain materials used in the manufacturing of our products. We own numerous registered and unregistered trademarks and trademark applications, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the marketing of our products. Our success will depend in part on our ability to protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties.

As we continue to increase our innovations and create new products and technologies, and as we enter new product spaces, we may be limited by the intellectual property rights of others. We respect the intellectual property rights of others; however, our ability to innovate and increase our product footprint may be limited by the intellectual property rights of those other parties.

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. Effective protection or enforcement of intellectual property rights may be unavailable or limited in the jurisdictions in which we do business. We also may be unable to acquire or maintain appropriate trademarks and domain names in all jurisdictions in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

The protection of our intellectual property may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of all unauthorized use of our proprietary rights. Policing the unauthorized use of our proprietary technology, trademarks and copyrights can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

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

Purple LLC has licensed to EdiZONE, LLC, which is an entity owned by Tony and Terry Pearce through TNT Holdings, LLC, certain intellectual property rights for use by EdiZONE outside of the consumer comfort market. Prior to the Business Combination, EdiZONE’s business model was the creation and licensing of intellectual property, and it had granted many licenses over time, most of which were terminated prior to the Business Combination. When EdiZONE assigned its intellectual property to Purple LLC it received in return a license back of the intellectual property it needed to maintain its contractual obligations under the licenses that still were in place at that time. After the Business Combination, this license back to EdiZONE has been amended with the cooperation of Purple LLC, EdiZONE and the Pearces to further narrow EdiZONE’s rights, in order to minimize the conflicts of interest that may exist. Although there are no conflicts of interest foreseen at this time, if conflicts of interest do arise and are not properly addressed, disputes may occur which may be detrimental to the Company.

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

We also face increased competitive pressure as the competitive norm for, and the expected level of service from, e-commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster delivery times and more favorable return policies. Also, certain platform businesses, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer a broader variety of Comfort Industry products to consumers and retailers that we do not offer. If we are unable to change our product offerings in ways that reflect the changing demands of e-commerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels, or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

We offer financing to consumers through third-party consumer finance companies. During the year ended December 31, 2019, approximately 20% of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

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

We attempt to maintain only the necessary amounts of raw material inventory and products, which could leave us vulnerable to shortages in supply of components and products that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

We attempt to maintain only the necessary amounts of products and raw material inventory on hand, which could leave us vulnerable to shortages in supply of products or components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components and products may vary significantly, especially as we source some of our materials and products from China or other countries. Our business may be harmed by legal, regulatory, economic, political and unforeseen risks associated with international trade in those countries. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the uncertain status of the U.S.-China trade relationship or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of products or materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular products, materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

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

If our relationship with the primary supplier of our mineral oil is terminated, we could have short-term difficulty in replacing this source since there are relatively few other suppliers presently capable of supplying the local volume that we would need in a short period of time.

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

We rely on FedEx and other carriers to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any disruption to the business of FedEx or our other delivery carriers could cause our business to be adversely affected. Any significant delay in deliveries to our customers could lead to increased cancellations and returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers.

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, delays in product shipments clearing U.S. Customs for reasons of non-compliance or otherwise, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. Our business could also be adversely affected if the business of our suppliers is disrupted because of infectious diseases or fear thereof such that quarantines, factory closures, labor disturbances, and transportation delays result. Such delays and events could adversely affect our profitability and reputation.

We have experienced delays in the timely delivery of our mattress products. These delays have caused customer dissatisfaction with their experience with the Company and, in some cases, customers have cancelled their orders or returned their mattresses. We believe we have rectified these delays with both internal operating and customer service controls and improvements by our third-party delivery providers. We have contracted with new delivery providers. If we are unable to correct these deficiencies, we may suffer lost sales, damage to our reputation and liabilities to customers that could have a material adverse impact on our business.

Our operating results are subject to fluctuations, including as a result of seasonality, which could make sequential quarter-to-quarter comparisons an unreliable indication of our performance and adversely affect the market price of our common stock.

We believe that our sales of products are typically subject to modest seasonality inherent in the bedding industry. Our sales in a particular quarter can be impacted by new product launches and channel expansion. Additionally, the U.S. bedding industry generally experiences increases in sales around holidays and promotional periods. This seasonality means that a sequential quarter-to-quarter comparison may not be a good indication of our performance or of how we will perform in the future

Our business operations could be disrupted if our information technology systems fail to perform adequately or are disrupted by natural disasters or other catastrophes or if we are unable to protect the integrity and security of our information systems.

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

We accept direct to consumer and retail store payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, electronic payments (e.g., PayPal and Venmo), consumer invoicing and physical bank check. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment methods). For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and negatively impact our profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, electronic fund transfers, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us.

Our direct to consumer customers primarily use credit cards to buy from us. We are subject to the policies, procedures and rules of credit card issuers and payment card processors. We are completely dependent upon our payment card processors to process the sales transactions and remit the proceeds to us. The payment card processors have the right to withhold funds otherwise payable to us to establish or increase reserves based on their assessment of the inherent risks of payment card processing and their assessment of the risks of processing our customers’ payment cards at any time, and have done so from time to time in the past. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it difficult or impossible for us to comply. If we fail to comply with any of these policies, procedures, rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. In addition, events affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors, could have a material adverse effect on our business.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and a Chief Retail Officer. We have also experienced the departure of the prior Chief Marketing Officer and the prior Chief Branding Officer. These departures and any delay in replacing these executives could significantly disrupt our ability to grow and pursue its strategic plans. We are currently in the process of searching for a qualified replacement for our Chief Marketing Officer. While we believe our new executive officers have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans.

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

We have complied with CPSC regulations to voluntarily report our discovery of a potential defect in an accessory product supplied to us and some of our competitors by third parties which has resulted in some failures of the product to perform as intended and which could be determined to be a substantial product hazard for our customers. A handful of minor injuries have been reported, although no serious injuries have been substantiated as a result of such failures. We are working with the CPSC to investigate and make sure appropriate action is taken. We have stopped selling this product while we investigate and work with the CPSC. We are also working on developing improvements to ensure that this product functions properly for the intended useful life. However, there can be no assurance that we will be successful in developing such improvements or that any proposed improvements will remove all defects from this product or be approved by the CPSC. If it is determined this product is not safe and cannot be made safe, we may choose or be required to undertake a different corrective action, such as replacing the product or providing a refund to all of our customers who have purchased it. The CPSC could make a finding or publicly allege that the product is defective and dangerous and/or exert pressure on us to issue a joint voluntary recall, involving a replacement of the product, which could harm our brand and reputation and inhibit our ability to attract customers for any of our products. At this stage we are unable to determine the likely cost to us to resolve this issue. However, if we are required to recall all of the affected products, the cost of doing so could materially adversely impact our operations and financial results, as well as our use of cash to achieve our growth plans. In addition, we may be unable to obtain recourse from the supplier for any liability incurred with respect to such product failures and related remediation actions. If we determine that improvement of the products is possible, and if approved by the CPSC, we will incur the expense of such improvement. If a customer is harmed by a product failure there also could be litigation and expenses related to a claim of personal injury, which could harm our brand and reputation and negatively affect our operating results.

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

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of civil claims by competitors and other parties, which could result in civil litigation or regulatory penalties and require us to alter or end these practices or adopt new practices that are not as effective or are more expensive. Despite our efforts to comply with all marketing laws and regulations, we may not be in complete compliance at all times. Some competitors engage in the practice of regularly sending notices alleging non-compliance with certain of these regulations, and demanding proof of compliance, and while we may believe we comply with applicable regulations, this practice consumes our resources, could lead to litigation and may have a negative impact on our financial condition.

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

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. In 2016 and early 2017, we did not have systems and processes to collect these taxes in all jurisdictions where we were conducting business. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest. For the amounts incurred in 2016 and early 2017 that remain unpaid, we have estimated the sales tax liability, including penalties and interest to be approximately $2.5 million. We are in the process of working with each state to make the necessary filings and take advantage of any amnesty programs or negotiated settlements.

We are subject to sales tax or other indirect tax obligations as imposed by the various states in the United States. If the tax authorities in these jurisdictions were to challenge our filings or request an audit, our tax liability may increase.

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

It is also time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws as applied to a publicly traded company. We have hired and will continue to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or may experience a financial loss. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

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

We have been the victim of a spear-phishing attack that resulted in the diversion of immaterial payroll payments to a bank account that did not belong to the employee, resulting in the loss of those funds. Though we have implemented additional controls to address spear-phishing and phishing attacks, such controls may not be effective to protect us against such attacks in the future and we may incur financial losses that alone or together could adversely impact the business.

Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings.

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

Risks Relating to our Organizational Structure

Future sales of our Class A Common Stock may depress our share price.

As of March 2, 2020, we had 23.6 million shares of our Class A Common Stock (“Class A Stock”) and 30.3 million shares of our Class B Common Stock (“Class B Stock”) outstanding. Sales of a number of shares of Class A Stock in the public market or issuances of additional shares pursuant to the exercise of our outstanding warrants, or the expectation of such sales or exercises, could cause the market price of our Class A Stock to decline. We may also sell additional shares of Common Stock or securities convertible into or exercisable or exchangeable for Class A Stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our Class A Stock.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock or if our outstanding warrants are exercised.

Our charter allows us to issue up to 300 million shares of our Common Stock, including 210 million shares of Class A Stock and 90 million shares of Class B Stock, and up to five million shares of undesignated preferred stock, par value $0.0001 per share. To raise additional capital, we may in the future sell additional shares of our Class A Stock or other securities convertible into or exchangeable for our Class A Stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders.

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

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our Class A Stock less attractive to investors.

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have been an emerging growth company since our initial public offering in August 2015 and could continue to be an emerging growth company until the end of 2020, although we could lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period or if the market value of our Common Stock held by non-affiliates meets or exceeds $700.0 million as of the last day of its second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following fiscal year-end. If some investors find our Common Stock less attractive because we may rely on these exemptions, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

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

Future sales of our Class A Stock by our existing stockholders may cause our stock price to fall.

The market price of our Class A Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple Inc. stockholder to be diluted.

In connection with the Closing of the Business Combination, the founders, Tony and Terry Pearce, through InnoHold control the majority of the shares of Class B Stock of the Company which constituted over 58% of all ownership interests in the Company at December 31, 2019. The founders already have exchanged 11.5 million of their Class B Stock for Class A Stock and sold them. Also, at this time, CCP and Blackwell own a substantial percentage of the shares of Class A Stock of the Company and warrants for additional Class A Stock. Any of these shareholders may choose to sell shares of common stock. The founders particularly may decide to liquidate additional large portions of their interests. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

This risk of downward pressure on the price of our Class A Stock has been relatively low on average, and only recently has been increasing, and a return to low trading volume could make it more difficult to sell a substantial number of shares at any point in time. This risk related to the lack of an active trading market also may make it more difficult for any shareholder to sell their shares, and until an active trading market becomes sustainable, it may make our stock less desirable to investors. InnoHold, CCP, Blackwell and CDF, who hold most of our common stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops.

Fluctuations in operating results, quarter to quarter earnings and other factors, including incidents involving Purple LLC’s customers and negative media coverage, may result in significant decreases in the price of our Class A Stock.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our Class A Stock and, as a result, there may be significant volatility in the market price of our Class A Stock. If we are unable to operate our business as profitably as in the past or as our investors expect us to in the future, the market price of our Class A Stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our Class A Stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, operating results of other companies in the sleep and comfort products industry, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, negative media coverage or risk of proceedings or government investigation, the possible effects of war, disease, terrorist and other hostilities, adverse weather conditions, changes in general conditions in the economy or the financial markets or other developments affecting the sleep products industry.

We do not anticipate paying any cash dividends in the foreseeable future.

We intend to retain future earnings, if any, for use in the business or for other corporate purposes and do not anticipate that cash dividends with respect to our Class A Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our board of directors, in its discretion, deems relevant. As a result, capital appreciation, if any, of our Class A Stock will be a stockholder’s sole source of gain for the foreseeable future. Moreover, our debt covenants may not allow us to pay dividends.

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

The price of our securities may vary significantly due to our operating performance and general market or economic conditions. Furthermore, an active trading market for our securities may never become sustainable for many reasons, including that InnoHold, CCP and Blackwell, who hold most of our common stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. You may be unable to sell your securities unless an established market can be sustained.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and our ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of December 31, 2019, Purple LLC had total debt of $39.7 million outstanding, comprised of $39.2 million outstanding under the Amended and Restated Credit Agreement and $0.5 million in capital lease obligations. Our level of indebtedness could have important consequences to stockholders. For example, it could:

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

In addition, the Amended and Restated Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent Purple LLC and the Company from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, if we determine that we need to take any action that is restricted under the Amended and Restated Credit Agreement, we will need to first obtain a waiver from the Lenders. Obtaining such waivers, if needed, may impose additional costs on the Company or we may be unable to obtain such waivers.

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

The incremental warrants issued under the Amended and Restated Credit Agreement could be exercised and result in dilution of all shareholders without any concurrent payment or other benefit to the Company.

In connection with the closing of the Amended and Restated Credit Agreement, we issued to the Lenders, in a private placement, warrants (the “Incremental Loan Warrants”) to purchase 2.6 million shares of our Class A Stock. The Incremental Loan Warrants are initially exercisable at a price of $5.74 per share, subject to certain adjustments. Among other adjustments, in the event that Tony Pearce and Terry Pearce, individually or together, no longer own at least 50% of the voting securities of the Company, the exercise price will be reduced by the Black-Scholes value of the Incremental Loan Warrants. Depending upon the Black-Scholes value of the Incremental Loan Warrants at the time of any such transaction, the exercise price of the Incremental Loan Warrants could be reduced to zero and the Incremental Loan Warrants would be exercisable in full without any further consideration paid to us. This dilution could arise from InnoHold’s decision to sell more shares, without a corresponding benefit to the Company, and result in lower valuations of the Company’s stock following any such sale by InnoHold and exercise of the Incremental Loan Warrants by the Lenders. If we choose to make additional borrowings under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional warrants on the same terms as the Incremental Loan Warrants.

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

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Class A Stock as to distributions and in liquidation, which could negatively affect the value of our Class A Stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured notes, preferred stock, hybrid securities or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt would receive distributions of our available assets before distributions to holders of our Class A Stock, and holders of preferred securities would receive distributions of our available assets before distributions to the holders of our Class A Stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Tax Risks Relating to our Structure

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units into our Class A Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

InnoHold and some other owners of Class B Units and shares of Class A Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock for shares of Class A Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of December 31, 2019, there have been 12.7 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of December 31, 2019, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the exchange of 12.7 million Paired Securities was approximately $34.8 million. Due to the full valuation allowance position of the Company, the potential Tax Receivable Agreement liability of $34.8 million has not been recorded with the exception of $0.5 million recorded in the year ended December 31, 2019. This current Tax Receivable Agreement liability is the result of the Company’s realization of a portion of the tax benefit generated by the tax basis step-up adjustment. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

Because not all of the relevant factors described above are known at this time with respect to the exchanges that have occurred, and none of the relevant factors are known with respect to future exchanges (whether this year or in subsequent years), except as estimated above, we cannot yet with certainty determine the amounts (if any) that would or will be payable under the Tax Receivable Agreement. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units. In addition, InnoHold and other owners of Class B Units are eligible under Purple LLC’s operating agreement, to receive distributions to cover the estimated tax liability associated with their share of Purple LLC’s taxable income.

InnoHold will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against payments otherwise to be made, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, if any, and we may not be able to recoup such excess, which could materially impair our financial condition and adversely affect our liquidity.

For illustrative purposes, if all of the 31.4 million Paired Securities outstanding as of December 31, 2019 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock were equal to $13.99 per share (the closing price of a share of our Class A Stock on February 27, 2020), our aggregate liability under the Tax Receivable Agreement would be, in addition to the estimated $34.8 million liability described above, approximately $144.0 million. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the next 15 tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this report.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of the Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to InnoHold equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to InnoHold and the other owners could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring units from other owners of Purple LLC because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by InnoHold under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of InnoHold to receive payments under the Tax Receivable Agreement.

Even in the absence of an early termination of the Tax Receivable Agreement, change of control of the Company or a payment that is more than 90 days late under the Tax Receivable Agreement, there may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or if distributions to us by Purple LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from Purple LLC Class B Unitholders.

Pursuant to the Tax Receivable Agreement, the Company will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in Purple LLC’s assets as a result of (i) the Business Combination and (ii) the exchange of (a) the Class B Units and (b) the Class B Stock, in each case that were received in connection with the Business Combination, for shares of Class A Stock pursuant to the Exchange Agreement and (B) certain other related transactions with InnoHold in connection with the Business Combination. The amount of any such tax savings attributable to the payment of cash to InnoHold in connection with the Business Combination and the exchanges contemplated by the Exchange Agreement will be paid 80% to InnoHold and other owners of such securities and retained 20% by the Company. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease two manufacturing facilities in Alpine, Utah and Grantsville, Utah, which manufacture and distribute Purple® products. These factories have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility and approximately 93,000 square-feet at our Alpine, Utah facility (which comprises two buildings). We also lease approximately 58,000 square-feet of office space in Lehi, Utah for our corporate headquarters.

Item 3. Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the Company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the Company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to convey to him a 4% equity interest in the Company constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $10.75 million, based on his calculation of the value of a 4% interest in Purple LLC. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. Fact discovery and expert discovery in this matter has been completed. In October 2019, Purple LLC moved for summary judgment on Mr. Knudsen’s claims, and Purple LLC anticipates that the court will hear oral argument on that motion in the first half of 2020. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims.

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense recently brought a motion to strike that was resolved on consent.  The action will now move forward under case management.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Class A Stock is listed on NASDAQ under the symbol “PRPL”. As of March 2, 2020, there were approximately 41 holders of record of shares of our Class A Stock and 23 holders of record of shares of our Class B Stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

On February 2, 2018 (the “Closing Date”), our corporate predecessor, Global Partner Acquisition Corp. (“GPAC”) consummated the previously announced merger transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), Purple Innovation, LLC, a Delaware limited liability company (“Purple LLC”), InnoHold, a Delaware limited liability company and the sole equity holder of Purple LLC, and Global Partner Sponsor I LLC, solely in its capacity thereunder as the representative of GPAC after the consummation of the transactions contemplated by the Merger Agreement (the “Parent Representative” or the “Sponsor”), which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Business Combination.

In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Global Partner Acquisition Corp.” to “Purple Innovation, Inc.” The Business Combination was accounted for as a reverse recapitalization because the former owners of Purple LLC had control over the combined company through their 82% ownership of the common stock of the Company at the time of the Closing. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this Annual Report on Form 10-K reflect (i) the historical operating results of Purple LLC prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Business Combination) presented.

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with the Lenders, pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. As part of the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement was amended and restated on January 28, 2019 as discussed below.

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

On February 8, 2019, InnoHold, at the request of the Compensation Committee of the Company’s Board of Directors, initiated a tender offer to each of its Class B unit holders to distribute to each a pro rata number of the paired Class B Units of Purple LLC and Class B Stock of Purple Inc. held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. The InnoHold Class B unit holders are current and former employees of Purple LLC who had received equity incentive grants prior to the Business Combination through a separate entity. All InnoHold Class B unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019.

At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing of the tender offer and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and some recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Stock and then liquidated some of those shares of Class A Stock in order to pay taxes assessed. The remaining distributed Paired Securities were subject to a lock-up period whereby they were not able to sell exchanged Paired Securities until October 25, 2019 except for a small number of Paired Securities that remain subject to vesting contingent upon such current employees’ continued employment with the Company. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the recognition of non-cash stock compensation expense for the Company in the amount of $8.9 million, which represents the fair value of the Paired Securities as of the respective distribution dates. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock. As of December 31, 2019, 1.2 million of the Paired Securities have been exchanged for Class A Stock by the incentive unit holders.

Overview of Our Business

The Company is a comfort innovation company that designs and manufactures products to improve how people live. We design and manufacture a range of comfort technology products, including mattresses, pillows, and cushions, using our patented Hyper-Elastic Polymer® and Purple Grid™ technologies designed to improve comfort. We market and sell our products through our DTC online channels, retail brick-and-mortar wholesale partners, third-party online retailers and our Company showrooms.

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

Revenue Recognition

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers, the Company factory outlet and Company showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Cost is calculated using the average cost method. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. As of December 31, 2019 and 2018, the reserve for inventory obsolescence was $0.8 million and $0.7 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 16 years. Major renewals and betterments that extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of the leasehold improvement or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Assets under capital lease are included within property and equipment and represent non-cash investing activities. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net income in the statements of operations.

Cost of Revenues

Costs associated with net revenues are recorded in cost of revenues and are recorded in the same period in which related sales have been recorded. Cost of revenues includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers.

Sales Returns

The Company offers up to 100 days to return a mattress or pillow and 30 days to return a seat cushion and other products for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of the revenue recognized by the amount of the estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and are recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year.

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

Liability Warrants

The Company accounts for liability warrants under the provisions of ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may require the exercise price of the warrants to be reduced. The Company has determined that the fundamental transaction provisions require the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings. The Company uses the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price.

Stock Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

Stock based compensation for common stock awards is determined on the grant date based on the publicly quoted closing price of our common stock and is expensed on the grant date since all the awards were immediately vested.

Restricted stock awards have certain vesting conditions that include a market vesting condition. Accordingly, stock based compensation for restricted stock is determined as the fair value on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model that incorporates the probability of vesting occurring. The fair value of the restricted stock is expensed over the derived service period.

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

In 2019, InnoHold initiated a tender offer to its incentive units holders, some of which are current employees of Purple LLC, to distribute to each a number of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed in 2019. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the Company recognizing non-cash stock compensation expense based on the stock price of our common stock on the respective distribution dates, which represents the fair value of the Paired Securities.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance.

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

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement (a “TRA Liability”) may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. No liability under the Tax Receivable Agreement will be recognized until the realization of the tax benefit related to the Business Combination is deemed probable.

Operating Results for the Years Ended December 31, 2019 and 2018

The following table sets forth for the periods indicated our results of operations and the percentage of total revenue represented in our statements of operations:

	Year Ended December 31,
	2019		2018
		% of		% of
(in thousands)	Amount	Net Sales	Amount	Net Sales
Revenues, net	$428,358	100.0%	$285,791	100.0%
Cost of revenues	239,387	55.9	173,189	60.6
Gross profit	188,971	44.1	112,602	39.4
Operating expenses:
Marketing and sales	141,975	33.1	103,820	36.3
General and administrative	26,918	6.3	23,581	8.3
Research and development	3,864	0.9	2,095	0.7
Total operating expenses	172,757	40.3	129,496	45.3
Operating income (loss)	16,214	3.8	(16,894)	(5.9)
Other income (expense):
Interest expense	(5,180)	(1.2)	(3,733)	(1.3)
Other income, net	44	0.0	1,013	0.3
Loss on extinguishment of debt	(6,299)	(1.5)	—	—
Change in fair value – warrant liabilities	(16,758)	(3.9)	—	—
Total other expense, net	(28,193)	(6.6)	(2,720)	(0.1)
Net loss before income taxes	(11,979)	(2.8)	(19,614)	(6.9)
Income tax expense	(400)	(0.0)	—	—
Net loss	$(12,379)	(2.9)	$(19,614)	(6.9)

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues, Net

Total net revenue increased $142.6 million, or 49.9%, to $428.4 million for the year ended December 31, 2019 from $285.8 million for the year ended December 31, 2018 due mainly to a $124.9 million increase in mattress sales, a $15.5 million increase in top of mattress sales and a $4.3 million increase in sales of bed frames partially offset by a $2.1 million net decrease in all other products. The increase in bedding revenue was primarily attributable to an increase in wholesale revenue driven by an increase of over 800 third-party stores that sold our products as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $66.2 million, or 38.2%, to $239.4 million for the year ended December 31, 2019 from $173.2 million for the year ended December 31, 2018. The increase was primarily due to a $48.2 million increase in direct material costs, a $11.4 million increase in labor and overhead and a $6.6 million increase in other costs, all associated with increased mattress sales. The gross profit percentage increased to 44.1% of net revenues in 2019 from 39.4% in 2018. The increase was primarily driven by efficiencies in operations and logistics and higher margins due to product mix, partially offset by the margin mix effect of increased sales through our wholesale channel.

Marketing and Sales

Marketing and sales expenses increased $38.2 million, or 36.8%, to $142.0 million for the year ended December 31, 2019 from $103.8 million for the year ended December 31, 2018. The increase was primarily due to a $20.3 million increase in advertising costs, a $12.2 million increase in other marketing and sales expenses, and a $5.7 million increase in marketing salaries related to an increase in personnel. The marketing and sales expense as a percentage of net revenue decreased to 33.1% for the year ended December 31, 2019 from 36.3% for the year ended December 31, 2018 due to the higher marketing leverage derived from wholesale revenue and the improved efficiency of marketing spend for the revenue generated in the DTC channel.

General and Administrative

General and administrative expenses increased $3.3 million, or 13.8%, to $26.9 million for the year ended December 31, 2019 from $23.6 million for the year ended December 31, 2018. The increase was primarily due to non-cash stock compensation expense of $4.4 million partially offset by lower costs in 2019 as compared to 2018 which included costs related to the Business Combination in February 2018.

Research and Development

Research and development costs increased $1.8 million, or 84.4%, to $3.9 million for the year ended December 31, 2019 from $2.1 million for the year ended December 31, 2018. The increase was primarily due to increases in salaries and wages as we added resources for new product innovation and $0.8 million in non-cash stock compensation.

Operating Income (loss)

Operating income was $16.2 million for the year ended December 31, 2019, a change of $33.1 million from operating loss of $16.9 million for the year ended December 31, 2018. The change was primarily due to increased sales and improved operational efficiencies.

Interest Expense

We incurred interest expense in 2019 primarily due to the Amended and Restated Credit Agreement that has an outstanding principal balance of $39.2 million at December 31, 2019. Interest accrues at a fixed rate of 12% with a portion being paid-in-kind through additions to the principal amount. Interest expense related to the Amended and Restated Credit Agreement was $4.4 million for the year ended December 31, 2019, of which $2.6 million was paid-in-kind through additions to the principal amount and $1.8 million was paid in cash. In addition, we incurred discounts and debt issuance costs related to the debt in the amount of $0.8 million which was amortized to interest expense as non-cash interest.

Other Income, Net

Other income, net for the year ended December 31, 2019, consisted of interest income in the amount of $0.4 million and other miscellaneous income of $0.2 million, partially offset by the Tax Receivable Agreement Liability expense of $0.5 million. Other income, net for the year ended December 31, 2018 consisted of $0.8 million credit card rebates and $0.2 million of interest income.

Loss on Extinguishment of Debt

In conjunction with the Incremental Loan under the Amended and Restated Credit Agreement, we determined that the amended debt terms resulted in substantially different terms for a portion of the existing debt and therefore was required to be accounted for as an extinguishment of a portion of the existing debt. Accordingly, we recognized a non-cash loss on the extinguishment of a portion of the existing debt of approximately $6.3 million. This was a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the Incremental Loan Warrants issued.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The change in fair value from the date of the transaction through December 31, 2019 resulted in a non-cash loss in the amount of $16.8 million recorded in earnings for the year ended December 31, 2019. The increase in the fair value of the Incremental Loan Warrants as of December 31, 2019 was due primarily to the increase in our stock price and the added probability of a warrant re-price occurring.

Income Tax Expense

Our income tax expense was $0.4 million for the year ended December 31, 2019, compared to income tax expense of $0.0 million for the year ended December 31, 2018. Our tax expense of $0.4 million for 2019 is primarily a result of current state income tax expense.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At December 31, 2019, this ownership percentage was approximately 58%, a decrease from 82% at December 31, 2018. This decrease was the result of the exchange of 12.7 million Paired Securities for Class A Stock during the year.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures, member distributions prior to the Business Combination and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had positive working capital of $27.3 million as of December 31, 2019, and we had negative working capital of $(0.9) million as of December 31, 2018. In 2019, we increased inventory balances by $24.7 million due to an expanded product line, growing demand for our product and increased production capacity. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment. Our cash used for capital expenditures was $10.5 million and $11.3 million for the years ended December 31, 2019 and 2018, respectively. We financed these capital expenditures and other operating costs through cash provided by operating activities, $26.3 million received through the Business Combination, $24.0 million from the Credit Agreement and $10.0 million from the Amended and Restated Credit Agreement. We expect our capital expenditures for our facilities and equipment to be approximately $40 million in 2020. This level of spending would require a waiver from the Lenders or a restructuring of the current debt.

We believe that our cash flow from operations, together with other available sources of liquidity will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months from the issuance of this report, based on our current operating conditions. Actual amounts for capital expenditures or capital needed to fund operations could differ significantly from current expectations because of operating needs, growth needs, regulatory changes, other expenses, or other factors.

Debt service in 2019 totaled $4.4 million and consisted of interest paid-in-kind and with cash on the Amended and Restated Credit Agreement as well as principal and interest payments on capital leases. Debt service for 2018 totaled $10.9 million and consisted of paying off and closing the Wells Fargo debt facility, interest paid-in-kind and with cash on the Credit Agreement and principal and interest payments on certain capital leases.

On February 2, 2018, we added approximately $25.9 million in cash to our balance sheet as part of the Closing and on October 2, 2018 we received another $0.4 million in cash pursuant to a final closing reconciliation.

On February 2, 2018, we entered into the Credit Agreement and received approximately $24.0 million in proceeds after original issue discounts. We paid off a $8.0 million line of credit from Wells Fargo Bank with the proceeds from the Credit Agreement.

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

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under Tax Receivable Agreement. As of December 31, 2019, the estimated future payments under the Tax Receivable Agreement are $34.8 million. The liability has not been recorded as of the year ended December 31, 2019 due to a full valuation allowance on the deferred tax asset representing the step-up in tax basis resulting from the exchanges thus far. However, in 2019, the Company realized cash tax benefits under the Tax Receivable Agreement. As such, we have recorded a Tax Receivable Agreement liability of $0.5 million.

Line of Credit with Wells Fargo

On October 9, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, which we refer to as the WF Credit Agreement, for a $10.0 million secured revolving loan facility. On February 2, 2018, in connection with the Business Combination, we paid off and closed the debt facility by paying $8.1 million in cash including accrued interest and fees. There were no events of default identified at that time.

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

On January 28, 2019, Purple LLC entered into the First Amendment, which amends the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which the Lenders agreed to provide an incremental loan (the “Incremental Loan” and, together, with the Original Loan, the “Loan”) of $10.0 million such that the total amount of indebtedness provided to Purple LLC is increased to a principal amount of $35.0 million. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the initial Credit Agreement to five years from closing of the Incremental Loan, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. The Loan bears interest at 12.0% per annum, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and funded on February 26, 2019 and the Company issued to the Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other adjustments, in the event that Tony Pearce and Terry Pearce, individually or together, no longer own at least 50% of the voting securities of the Company, the exercise price will be reduced by the Black-Scholes value of the Incremental Loan Warrants. Depending upon the Black-Scholes value of the Incremental Loan Warrants at the time of any such transaction, the exercise price of the Incremental Loan Warrants could be reduced to zero and the Incremental Loan Warrants would be exercisable in full without any further consideration paid to us. If we choose to make additional borrowings under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional warrants on the same terms as the Incremental Loan Warrants. As of December 31, 2019, we were in compliance with all of the covenants in the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of Purple LLC. While any amounts are outstanding under the Amended and Restated Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. In particular, Purple LLC is restricted from (i) making capital expenditures in excess of $20 million in any fiscal year, (ii) incurring capital lease obligations in excess of $10 million and (iii) incurring asset-based loans in excess of $10 million, subject to limited exceptions. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The foregoing summary of the Amended and Restated Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Credit Agreement, which is Exhibit 10.28 to this report and is incorporated by reference herein.

In connection with the Amended and Restated Credit Agreement, the Company entered into a Parent Guaranty (the “Parent Guaranty”) pursuant to which the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the Amended and Restated Credit Agreement.

Cash flows for the Years Ended December 31, 2019 and 2018

The following summarizes our cash flows for the years ended December 31, 2019 and 2018 as reported in our statements of cash flows in the accompanying financial statements:

	Year Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$22,915	$(21,657)
Net cash used in investing activities	(10,779)	(11,652)
Net cash provided by financing activities	9,110	41,948
Net increase (decrease) in cash	21,246	8,639
Cash at beginning of year	12,232	3,593
Cash at end of year	$33,478	$12,232

Year ended December 31, 2019 Compared to the Year ended December 31, 2018

Cash provided in operating activities was $22.9 million for the year ended December 31, 2019, an increase of $44.6 million from cash used in operating activities of $21.7 million during the year ended December 31, 2018. This increase in cash provided by operations was due mainly to increased operating income of $33.1 million as a result of improved operational efficiencies and lower costs in production.

Cash used in investing activities was $10.8 million for the year ended December 31, 2019, a decrease of $0.9 million from cash used in investing activities of $11.7 million during the year ended December 31, 2018. This decrease is due mainly to the decrease in purchase of property and equipment.

Cash provided by financing activities was $9.1 million in the year ended December 31, 2019, a decrease of $32.8 million from cash provided by financing of $41.9 million during the year ended December 31, 2018. The cash provided in 2019 was due to the $10.0 million in funds received from the Amended and Restated Credit Agreement, partially offset by $0.9 million in debt issuance cost and other financing payments. During 2018 the cash provided was primarily due to $26.3 million in proceeds from the Business Combination and the $24.0 million received from the Credit Agreement in 2018. These cash inflows were partially offset by the repayment of $8.0 million in principal balance on the Wells Fargo line of credit.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other non-consolidated entities, or entered into any non-financial assets.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K

Seasonality and Cyclicality

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-39 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As an emerging growth company, we are exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act of 2002.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, and the above criteria, our management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2019.

Previously Reported Material Weakness

Through the September 30, 2019 quarterly period, we identified and disclosed material weaknesses related to the design and implementation of sufficient controls and processes around our account related analyses, reconciliations and review of complex transactions. As a result, we determined that we did not have adequate procedures and controls to ensure that accurate financial statements could be prepared timely.

To remediate the material weakness described above, we hired additional personnel and other supervisory resources to strengthen internal control over financial reporting, specifically in the areas of technical accounting and our month-end close processes. We engaged and continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We also continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. Based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2019.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts related to our prior material weakness, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Joseph B. Megibow	51	Director, Chief Executive Officer
Terry V. Pearce	70	Director, Co-Director of R&D
Tony M. Pearce	64	Director, Co-Director of R&D
Craig L. Phillips	53	Chief Financial Officer and Treasurer
Casey K. McGarvey	60	Chief Legal Officer and Secretary
John A. Legg	58	Chief Operating Officer
Verdi R. White III	41	Chief Retail Officer
Pano Anthos	61	Director
Gary T. DiCamillo	69	Director
Adam Gray	54	Director
Claudia Hollingsworth	59	Director
Gary A. Kiedaisch	73	Director

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

Craig L. Phillips has served as either our Interim Chief Financial Officer or our Chief Financial Officer since March 2019. Prior to joining the Company, Mr. Phillips served as a Managing Director in FTI Consulting Inc.’s Corporate Finance, Office of the CFO Solutions practice, a position he held since March 2015. Prior to that, he worked as an independent financial consultant from January 2014 to March 2015. From 2012 through 2013 he served as Chief Financial Officer of Latitude 360. Prior to that, Mr. Phillips served as Chief Financial Officer of Blue Medical Supply Co. from 2011 to 2012. Mr. Phillips is a Certified Public Accountant, licensed in the State of Florida. He received a Bachelor of Business Administration from the University of Georgia.

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

John A. Legg has served as the Chief Operating Officer of the Company since January 2019. Mr. Legg brings to the Company 20 years of experience in supply chain management in the wholesale, retail and e-commerce/direct-to-consumer sectors. Prior to joining the Company, Mr. Legg served as a partner in the consulting firm Claris Solutions Group (“Claris”) from September 2017 to joining the Company in January 2019. From 2015 to 2017, he served as Senior Vice President Global Operations for Global Brands Group, providing strategic direction across a number of operational areas. Prior to joining Global Brands Group, Mr. Legg was the Senior Vice President Logistics and Supply Chain for the Zale Corporation from 2010 to 2015. From 2009 to 2010, he worked in supply chain management for Tory Burch. From 2007 to 2008, Mr. Legg worked for Warnaco, serving as Senior Vice President Global Distribution and Logistics. From 1999 to 2007, he worked for Liz Claiborne, serving as Vice President International Distribution. Mr. Legg is a graduate of Northeastern University, in Boston, MA, and holds a BS in Business Administration, Transportation and Distribution Management.

Verdi R. White III has served as the Chief Retail Officer of the Company since March 2019. Prior to joining the Company, Mr. White served as the General Manager of Downeast Home since 2016. From 2014 to 2016, he served as Vice President of Real Estate and Construction for Hill Country Holdings, then the largest licensee of the Ashley Furniture Homestore concept. In that role, Mr. White oversaw all expansion initiatives for the company including new stores, warehouses, and all construction and maintenance of existing facilities. Prior to joining Hill County Holdings, Mr. White was the Vice President of Real Estate and Strategy at the Larry Miller Group from 2011 to 2014 where he grew their Fanzz and Pro Stop retail business. From 2007 to 2011, he managed design and construction projects at Brookfield Properties, formerly General Growth Properties. From 2001 to 2007, Mr. White was the co-founder of LoveSac where he conceived of, deployed, and operated LoveSac’s direct-to-consumer store strategy as well as new product development. Mr. White holds an MBA from Brigham Young University’s Marriott School of Management.

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

Gary T. DiCamillo served as one of GPAC’s directors since GPAC’s initial public offering and has continued to serve as a director of the Company following the Business Combination. From June 2017 until January 2020, he served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading livestock and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint Advisors, LLC, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that he was the former president and chief executive officer of Advantage Resourcing (formerly known as RADIA International), a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1996 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1996 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo was elected as a director of Whirlpool Corporation (NYSE:WHR) in 1997 and served as chairman of its audit committee from April 2013 to April 2017. He continues to serve as a director of Whirlpool Corporation. He also served as a board member of The Sheridan Group, Inc., a digital and analog printing company, from May 1989 until February 2017; a board member of Pella Corp., a window and door manufacturer, from 1993 until 2007, then again from 2010 until 2018, where he had chaired the compensation committee from May 2015 to February 2018; a board member of Berkshire Manufactured Products Corp., a manufacturer of aircraft engine parts, from February 2011 to September 2015, where he chaired the audit committee from May 2012 to September 2015; a board member of Universal Trailer Corp., a manufacturer of horse, livestock and cargo trailers for farm, recreational, and commercial markets, from March 2011 to January 2020 and a board member of Select Staffing Corp., a commercial and specialty contract staffing company, from May 2014 to August 2016, where he has chaired the compensation committee. He serves on the boards of trustees at Rensselaer Polytechnic Institute, the Museum of Science in Boston and Spoleto Festival USA and previously served as a board member of the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute. He is well-qualified to serve on our board of directors due to his extensive operational, financial and management background.

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

Claudia Hollingsworth was appointed to our board of directors immediately following the closing of the Business Combination. Ms. Hollingsworth has thirty years of experience in consumer products, having managed manufacturers, wholesalers and multi-channel retail businesses.  Since November 2016, she has served as Chief Executive Officer of i2CEO, a c-level consulting company. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry, multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth served as Chief Executive Officer of i2CEO. Prior to that, she served as president of H.D. Buttercup from July 2007 to May 2011, CEO and president of GBH, Inc. from March 2004 to July 2007, and president and director of Michael Anthony Jewelers from February 2002 to February 2004. Earlier in her career she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of Destinations by Design, a premier destination management company. She is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow.  She is well-qualified to serve on our board of directors due to her extensive operational, financial and management background.

Gary A. Kiedaisch was appointed to our board of directors immediately following the closing of the Business Combination. Mr. Kiedaisch has over thirty years of experience in managing international consumer products companies specializing in sports and outdoor recreation. He currently serves as Chairman of Tender Corporation, which owns a portfolio of outdoor consumer products companies and is Chairman of the Gunstock Area board of Commissioners for the Gunstock Four Season Resort.  He served as the Executive Chairman of BigMouth Inc. from 2016 to 2017. Through 2015 and 2016, Mr. Kiedaisch partnered with CID Capital Partners to identify BigMouth, Inc. as an acquisition target and negotiate the transaction. Upon the closing of CID Capital Partners’ acquisition of BigMouth, Inc., Mr. Kiedaisch assumed the role of Executive Chairman. From 2008 to 2014, Mr. Kiedaisch was the Chairman and CEO of Igloo Products Corporation and served as the President and CEO of the Coleman Company, Inc. from 2004- 2007. Earlier in his career, Mr. Kiedaisch also served as the CEO for multiple other consumer products and outdoor recreation companies, including Nike Bauer Hockey, Bolle Eyewear, AIG’s Stowe Mountain Resort and AMF Head Sportgerate. In 2007, Mr. Kiedaisch was winner of the Gulf Coast “Transformational CEO of the Year” award by the EY CEO Entrepreneur of the Year program for his accomplishments at Igloo Products Corporation. We believe that Mr. Kiedaisch is well-qualified to serve on our board of directors due to his extensive operational and management background with consumer product companies, as well as his prior experience serving as a director for other consumer products companies.

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

In the event that less than 50% of our outstanding voting power ceases to be held by one stockholder, we may fail to continue to qualify for the “controlled company” exemptions to certain NASDAQ corporate governance rules, such as the requirement to have a majority of independent members on our board, the requirement to adopt a formal charter for our audit and compensation committees, and the requirement that the audit and compensation committee members be independent directors.

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

Item 11. Executive Compensation

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the two most recently completed fiscal years, ended December 31, 2019 and December 31, 2018 with respect to the Company’s “named executive officers.”

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers for services performed during 2019 and 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Joseph B. Megibow	2019	$450,000	$—	$171,244	$267,881	$403,000	$99,424	$1,391,549
Chief Executive Officer	2018	112,500	500	—	748,583	—	21,812	883,395
Craig L. Phillips(6)	2019	83,077	—	—	494,029	90,000	603,312	1,270,418
Chief Financial Officer & Treasurer	2018	—	—	—	—	—	—	—
John A. Legg(7)	2019	316,346	—	—	441,734	160,417	78,318	996,815
Chief Operating Officer	2018	—	—	—	—	—	—	—

Notes

(1)	“Bonus” was comprised of a $500 discretionary bonus for fiscal year 2018. There were no discretionary bonus awards paid in 2019.

(2)	The value represents the grant date fair value of the performance unit share award granted in May 2019 pursuant to the terms of Mr. Megibow’s employment agreement, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the award reported in this column, refer to Note 15 to our financial statements included in the Annual Report on Form 10-K.

(3)	The value represents the aggregate grant date fair value of awarded stock options as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 15 to our financial statements included in this Annual Report on Form 10-K.

(4)	The figures shown for non-equity incentive plan compensation represent cash bonus amounts earned in connection with the achievement of certain financial and operational objectives established under the Company’s short-term incentive program.

(5)

“All other compensation” for fiscal 2019 is comprised of the following:

For Mr. Megibow, $60,000 related to living stipend payments and $25,087 for certain travel expenses pursuant to his employment agreement, $14,000 related to the Company’s contribution to the employee 401(k) retirement plan and $337 related to other non-cash compensation upon the gifting of certain company products.

For Mr. Phillips, $594,563 related to payments made to FTI Consulting, Inc. for his services as our Interim Chief Financial Officer and $8,749 for certain travel expenses pursuant to his employment agreement.

For Mr. Legg, $67,463 related to living expense stipend payments pursuant to his employment agreement, $10,684 related to the Company’s contribution to the employee 401(k) retirement plan and $171 related to other non-cash compensation upon the gifting of certain company products.

“All other compensation” for fiscal 2018 is comprised of the following:

For Mr. Megibow, $15,000 related to living stipend payments and $6,812 for certain travel expenses pursuant to his employment agreement.

(6)	Mr. Phillips served as the Interim Chief Financial Officer from March 16, 2019 through September 30, 2019 and joined the Company as a full-time employee and Chief Financial Officer on October 1, 2019.

(7)	Mr. Legg joined the Company as Chief Operating Officer on January 21, 2019.

Narrative Disclosure to Summary Compensation Table

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

Non-Equity Incentive Plan Compensation

Short Term Incentive Plan

Annual incentive awards are paid to eligible employees pursuant to the Short-Term Cash Incentive Plan (the “STIP”) approved by the HR & Compensation Committee of the Board of Directors. Not all eligible employees, including the eligible named executive officers, are guaranteed to participate in the plan, as participation will be subject to Board discretion and approval. For the STIP to activate, the company must achieve certain net revenue and adjusted EBITDA targets. If the Company does not reach the minimum targets, no cash awards will be paid to any of the participants under the Plan. The amount of the total payment is adjustable, to account for personal performance criteria, as follows: 70% of the amount is based on the Company’s achievement of at least the minimum target amounts; and the remaining 30% is based on the participant’s achievement of personal performance criteria selected or approved by the Board. Subject to the other provisions of the STIP, payment to a participant will be made in cash in an amount up to the product determined by multiplying (x) a certain percentage from 50% to 100% by (y) the participant’s “bonus level.” That percentage will be determined based on whether and the extent to which the net revenue target and adjusted EBITDA target both exceed certain minimum target threshold amounts. The “bonus level” applicable to each participant is determined by multiplying (x) the percentage set forth in the participation letter issued by the Company to the participant by (y) the participant’s annual base salary. A participant will have no right to receive a payment under the STIP unless the participant remains in good standing with the Company during the plan year and remains in the employ of the Company through and including the payment date in 2020. In 2019, under the STIP, the Chief Executive Officer was eligible to receive bonus payments ranging from 50% to 150% of a target amount equal to 70% of his salary. The Chief Financial Officer was eligible to receive bonus payments up to 45% of his salary and the Chief Operating Officer was eligible to receive bonus payments up to 50% of his salary.

The table below sets forth the targets established for each of the performance metrics and the actual results for the year ended December 31, 2019:

Performance Metric	Minimum Target	Plan Targets	Actual Results
Net revenue	$380.0 million	$415.0 million	$428.4 million
Adjusted EBITDA	$13.5 million	$16.2 million	$33.4 million
Percentage of bonus level	50%	100%	100%

Employment Agreements, Non-Competition and Non-Solicitation Agreements

Joseph B. Megibow

Mr. Joseph B. Megibow entered into an employment agreement with us on September 21, 2018 (the “Employment Agreement”), pursuant to which Mr. Megibow serves as our Chief Executive Officer, that includes the following terms: (1) an annual base salary of $450,000; (2) participation in a short-term incentive plan, with potential bonus payments ranging from 50% to 150% of a target amount equal to 70% of Mr. Megibow’s base salary, based on the achievement of certain financial and non-financial performance targets; (3) the grant of certain options with a five-year term and vesting as to one-fourth of the shares subject thereto on the first anniversary of the grant date and 1/48 of the shares subject thereto on each monthly anniversary of the grant date thereafter, including (A) an inducement grant outside of the Company’s 2017 Equity Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4), effective upon the Start Date (as defined in the Employment Agreement), of an option to purchase 538,020 shares of the Company’s Class A Stock at an exercise price equal to the greater of (i) the closing price of the Company’s Class A Stock on the Start Date or (ii) the trailing 60-day volume weighted average price of the Company’s Class A Stock determined as of the Start Date, and (B) an automatic grant on each of the 12, 24 and 36 month anniversaries of the Start Date of an option to purchase 179,340 shares of the Company’s Class A Stock at an exercise price equal to the trailing 30-day volume weighted average price of the Company’s Class A Stock, determined as of the applicable grant date; (4) a performance unit share award to be granted on December 31, 2018 or the next trading day after a trading blackout period if the Company is in a trading blackout on December 31, 2018, comprised of a number of shares of the Company’s Class A Stock equal to the number of shares of Class A Stock held by Mr. Megibow on December 31, 2018, up to a maximum of 50,000 shares, and which vest upon the earlier of the consummation of a change in control of the Company or the satisfaction of the following conditions: (i) Mr. Megibow continues to be employed by the Company through September 30, 2021, (ii) Mr. Megibow continues to hold the shares acquired to be eligible to receive such award through September 30, 2021, and (iii) during the twelve-month period immediately prior to March 31, 2022, the closing price of the Company’s Class A Stock is at or above $10.00 per share for 20 trading days over a 30 trading day period; (5) vacation and other benefits generally available to other senior executives of the Company; (6) payment by the Company for the cost of weekly airfare between San Francisco and Salt Lake City for 12 months; (7) a $5,000 monthly stipend to be used for temporary housing; and (8) reimbursement of up to $75,000 for the cost of reasonable relocation expenses.

Following a termination by Mr. Megibow for good reason or by the Company without cause (each as defined in the Employment Agreement), Mr. Megibow will be entitled to severance of accrued and unpaid base salary and other benefits and any unpaid expense reimbursements (the “Accrued Benefits”). If Mr. Megibow is terminated without cause or he resigns for good reason after the first three months of any fiscal year, he will be entitled to severance of (i) the amount of any Accrued Benefits and (ii) an amount equal to the lesser of (a) the annual bonus calculated for such fiscal year at the time of the termination or (b) the annual bonus calculated at the end of such fiscal year in which the termination occurs. In addition, if Mr. Megibow is terminated without cause or he resigns for good reason he will also be entitled to (i) an amount equal to up to 9 months or, in the Company’s sole discretion, 12 months of his base salary and (ii) payment by the Company of the cost of health insurance continuation under COBRA for Mr. Megibow and his dependents. The Company may decide to cease making the foregoing payments if, in the Board’s reasonable determination, Mr. Megibow secures full time executive-level employment or an executive board-level role for compensation.

If, within 12 months after a change in control (as defined in the Employment Agreement) of the Company, Mr. Megibow is terminated without cause, in addition to the severance amounts described above, Mr. Megibow will be entitled to immediate vesting of any unvested equity awards.

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

Craig L. Phillips

Mr. Phillips accepted a position to serve as the Company’s Interim Chief Financial Officer, effective March 16, 2019. In this role, he functioned as the Company’s Principal Financial Officer and Principal Accounting Officer for SEC reporting purposes. Mr. Phillips provided interim Chief Financial Officer services to the Company, pursuant to the Statement of Work Number 2 made and entered into as of March 12, 2019 between the Company and FTI Consulting, Inc. (the “Statement of Work”). The Statement of Work provided that (i) Mr. Phillips would serve as the interim Chief Financial Officer until a permanent Chief Financial Officer was hired by the Company, (ii) Mr. Phillips reported to the Chief Executive Officer and performed the typical duties of a public company Chief Financial Officer, (iii) FTI Consulting Inc. may supply additional temporary staff at an hourly rate, (iv) the Company paid FTI Consulting, Inc. a monthly fee capped at $90,000 per month for Mr. Phillips’ services, and (v) FTI Consulting, Inc. invoiced the Company for reasonable allocated and direct expenses.

Mr. Phillips accepted the position to serve as the Company’s Chief Financial Officer beginning on October 1, 2019. Pursuant to his acceptance of the position of Chief Financial Officer, Mr. Phillips will be co-located at the Company’s headquarters and in New York, New York. Mr. Phillips entered into an employment offer with us on October 1, 2019 (the “Employment Agreement”) that includes the following terms: (1) an annual base salary of $400,000; (2) participation in a short-term incentive plan, with potential bonus payment up to 45% of Mr. Phillips’s then current base salary, based on the achievement of certain financial and non-financial performance targets; (3) the grant of options to purchase 325,000 shares of the Company’s Class A Stock; (4) vacation and other benefits generally available to other senior executives of the Company; and (5) payment by the Company for the cost of reasonable airfare and other business-related travel costs necessary for commuting to the Company’s headquarters.

If Mr. Phillips is terminated without cause (as defined in the Employment Agreement), he will also be entitled to an amount equal to up to 6 months plus one week of base salary for each completed year of service. Upon termination without cause, all unvested stock options will be forfeited and cancelled.

The foregoing summary of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is attached as Exhibit 10.39 to this report and is incorporated by reference herein.

John A. Legg

On January 12, 2019 Mr. Legg accepted a position to serve as the Company’s Chief Operating Officer, effective January 21, 2019. Pursuant to a Statement of Work dated July 17, 2018 between Claris Systems, LLC and the Company (the “Statement of Work”), Mr. Legg provided consulting services to the Company regarding statistical quality control, forecasting and inventory management, production planning and control, and simulation modeling. Mr. Legg was a partner at Claris and resigned from that position due to his acceptance of his position with the Company. In connection with his appointment, Mr. Legg entered into an offer letter with us on January 12, 2019 (the “Offer Letter”) that includes the following terms: (1) an annual base salary of $350,000; (2) an annual bonus up to 50% of annual base salary based on the Company’s and Mr. Legg’s performance; (3) a grant of up to 250,000 options to purchase Class A Stock, subject to Board approval; (4) participation in the Company’s long-term incentive program; (5) participation in the Company’s severance program; (6) a living expense stipend of $4,500 per month through June 2020 to cover local living and transportation expenses while commuting; and (7) payment of relocation expenses no later than June 2020 to move to Utah. The foregoing summary of the Offer Letter does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Offer Letter, a copy of which is attached as Exhibit 10.25 to this report and is incorporated by reference herein.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain “covered employees” to the extent such compensation exceeds $1.0 million per “covered employee” in any year. The Tax Cuts and Jobs Act (the “Act”), which was signed into law at the end of 2017, eliminated an exception to the deduction limit for qualified performance-based compensation and broadened the application of the deduction limit to certain current and former executive officers who previously were exempt from such limit, effective for taxable years beginning on and after January 1, 2018. While the HR & Compensation Committee considers the deductibility of executive compensation under Section 162(m) when evaluating particular compensation programs in the context of the HR & Compensation Committee’s broader compensation objectives and overall compensation philosophy, the HR & Compensation Committee understands that, particularly in light of the changes under the Act, it is possible that the compensation payable to our named executive officers will exceed the $1.0 million limit under Section 162(m) in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our named executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more named executive officers with the opportunity to earn incentive compensation, whether through annual cash incentive programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the named executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Outstanding Equity Awards at Fiscal 2019 Year End

The Company had the following outstanding equity awards at December 31, 2019:

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards:Market Value of Unearned Shares That Have Not Vested ($)
Joseph B. Megibow	156,922	(1)	381,098	(1)	5.95	10/01/2023	—		—
	—		179,340	(2)	8.55	10/01/2024	—		—
	—		—		—	—	50,000	(3)	435,500	(4)
Craig L. Phillips	—		325,000	(2)	8.17	10/01/2024	—		—
John A. Legg	—		250,000	(5)	5.75	02/20/2024	—		—

(1)	Grant date of October 1, 2018 with one-fourth of the shares vesting on October 1, 2019, the first anniversary of the grant date and 1/48 of the shares vesting on each monthly anniversary of the grant date thereafter.

(2)	Grant date of October 1, 2019 with one-fourth of the shares vesting on October 1, 2020, the first anniversary of the grant date and 1/48 of the shares vesting on each monthly anniversary of the grant date thereafter.

(3)	Grant date of May 31, 2019 which vest upon the earlier of the consummation of a change in control of the Company or the satisfaction of the following conditions: (i) Mr. Megibow continues to be employed by the Company through September 30, 2021, (ii) Mr. Megibow continues to hold the shares acquired to be eligible to receive such award through September 30, 2021, and (iii) during the twelve-month period immediately prior to March 31, 2022, the closing price of the Company’s Class A Stock is at or above $10.00 per share for 20 trading days over a 30 trading day period.

(4)	Market value calculated based on the $8.71 closing market price of our Class A Common Stock on December 31, 2019.

(5)	Grant date of February 20, 2019 with one-fourth of the shares vesting on February 20, 2020, the first anniversary of the grant date and 1/48 of the shares vesting on each monthly anniversary of the grant date thereafter.

Director Compensation

In 2019, compensation earned by employee directors was earned in their capacity as named executive officers and is described above. The board of directors has determined that each non-employee director receive $100,000 in annual compensation, which shall be split 50% in cash and 50% in equity of the Company. In addition, the chair of the Audit Committee received additional annual compensation of $15,000. The chair of the Compensation Committee received additional annual compensation of $10,000 and the Lead Independent Director received an additional $10,000, all of which shall also be split 50% in cash and 50% in equity of the Company.

Our non-employee directors earned the following compensation for their service during our fiscal year ended December 31, 2019:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)
Pano Anthos	50,000	50,000	—	—	—	100,000
Gary T. DiCamillo	62,500	62,500	—	—	—	125,000
Adam Gray	50,000	50,000	—	—	—	100,000
Claudia Hollingsworth	55,000	55,000	—	—	—	110,000
Gary A. Kiedaisch	50,000	50,000	—	—	—	100,000

(1)	Equity compensation paid to directors is in the form of fully vested stock. The value reported was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 by multiplying the number of shares issued times the closing trading price on the date of issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of shares of common stock of the Company as of March 2, 2020 by:

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

	Class A Stock		Class B Stock
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Outstanding Class A Stock Beneficially Owned	Shares Beneficially Owned	Percentage of Outstanding Class B Stock Beneficially Owned
Coliseum Investors and Coliseum Co-Invest Debt Fund, L.P. (2)	15,152,776	49.6%	—	—
Baleen Capital Management LLC(3)	1,278,920	5.2%	—	—
InnoHold, LLC(4)	29,158,227	55.3%	29,158,227	96.3%
Terry V. Pearce(5)	29,158,227	55.3%	29,158,227	96.3%
Tony M. Pearce(6)	29,158,227	55.3%	29,158,227	96.3%
Joseph B. Megibow(7)	312,966	1.3%	—	—
Craig L. Phillips(8)	94,791	*	—	—
John A. Legg(9)	75,896	*	—	—
Pano Anthos(10)(14)	29,851	*	—	—
Gary T. DiCamillo(11)	120,551	*	—	—
Adam Gray(2)	15,152,776	49.6%	—	—
Claudia Hollingsworth(12)	15,710	*	—	—
Gary A. Kiedaisch(13)	15,740	*	—	—
All directors and executive officers (12 individuals)	45,465,110	75.0%	29,630,485	97.9%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Purple Innovation, Inc. 4100 North Chapel Ridge Road, Suite 200, Lehi, Utah 84043.

(2)	Consists of (a) 8,226,149 shares of Class A Stock, (b) 2,891,249 shares of Class A Stock that could be obtained upon conversion of 5,782,500 private placement warrants, with each private placement warrant providing the right to purchase one-half share of Class A Stock per Private Placement Warrant at a price of $5.75 per half share, (c) 1,422,138 shares of Class A Stock that could be obtained upon conversion of 2,844,278 public warrants, with each public warrant providing the right to purchase one-half share of Class A Stock per public warrant at a price of $5.75 per half share and (d) 2,613,240 shares of Class A Stock that could be obtained upon conversion of 2,613,240 Incremental Loan Warrants, with each Incremental Loan Warrant providing the right to purchase one share of the Class A Stock per Incremental Loan Warrant at a price of $5.74 per share. Each of Adam Gray, a director of the Company, and Christopher Shackelton is (i) a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF and (ii) a managing partner of Coliseum Capital Management, LLC, which is the attorney-in-fact of Blackwell, and Mr.Gray and Mr. Shackelton have voting and dispositive control over such securities held by CCP, CDF and Blackwell. The business address of each of CCP, CDF, Blackwell, Mr. Gray and Mr. Shackelton is 105 Rowayton Avenue, Rowayton, Connecticut 06853.

(3)	Consists of (i) 489,070 shares of Class A Stock and (ii) 789,850 shares of Class A Stock issuable upon the exercise of warrants. The business address of Baleen Capital Management LLC is 404 5th Avenue, Floor 3, New York, New York 10018.

(4)	Consists of 29,158,227 shares of Class B Stock held by InnoHold, LLC. Each share of Class B Stock, together with one Class B Unit in Purple LLC, is exchangeable for one share of Class A Stock. The business address of the reporting person is 4100 North Chapel Ridge Road, Suite 200, Lehi, Utah 84043.

(5)	Consists of 29,158,227 shares of Class B Stock held by InnoHold, LLC. Each share of Class B Stock, together with one Class B Unit in Purple LLC, is exchangeable for one share of Class A Stock. The shares of Class B Stock held by InnoHold, LLC are beneficially owned by Terry Pearce and Tony Pearce, who serve as directors of the Company. Each of Terry and Tony Pearce may be deemed to beneficially own the shares of Class B Stock held by InnoHold, LLC. Voting and disposition decisions with respect to such securities are made jointly by Terry and Tony Pearce. Each of Terry and Tony Pearce disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(6)	Consists of 29,158,227 shares of Class B Stock held by InnoHold, LLC. Each share of Class B Stock, together with one Class B Unit in Purple LLC, is exchangeable for one share of Class A Stock. The shares of Class B Stock held by InnoHold, LLC are beneficially owned by Terry Pearce and Tony Pearce, who serve as directors of the Company. Each of Terry and Tony Pearce may be deemed to beneficially own the shares of Class B Stock held by InnoHold, LLC. Voting and disposition decisions with respect to such securities are made jointly by Terry and Tony Pearce. Each of Terry and Tony Pearce disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(7)	Consists of (i) 50,000 shares of Class A Stock, (ii) 212,966 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days, and (iii) 50,000 shares of Class A Stock granted under a performance unit share award that vest upon the earlier of the consummation of a change in control of the Company or the satisfaction of the following conditions: (i) Mr. Megibow continues to be employed by the Company through September 30, 2021, (ii) Mr. Megibow continues to hold the shares acquired to be eligible to receive such award through September 30, 2021, and (iii) during the twelve-month period immediately prior to March 31, 2022, the closing price of the Company's Class A Stock is at or above $10.00 per share for 20 trading days over a 30 trading day period.

(8)	Consists of 94,791 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days.

(9)	Consists of (i) 2,980 shares of Class A Stock and (ii) 72,916 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days.

(10)	Consists of (i) 28,436 shares of Class A Stock, 3,343 of which are subject to lock-up, vesting or forfeiture provisions, and (ii) warrants to purchase 1,415 shares of Class A Stock. The address of the reporting person is 68 Fifth Avenue, New York, New York 10011.

(11)	Consists of (i) 73,860 shares of Class A Stock, and (ii) warrants to purchase 46,691 shares of Class A Stock. The address of the reporting person is 10 Atlantic Street, Charleston, South Carolina 29401.

(12)	Consists of 15,710 shares of Class A Stock held by i2CEO, LLC. Ms. Hollingsworth has voting and dispositive control over such securities held by i2CEO, LLC. Ms. Hollingsworth disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein. The business address of the reporting person is 141 El Camino Drive, Suite 120, Beverly Hills, California 90012.

(13)	Consists of 15,740 shares of Class A Stock. The address of the reporting person is 147 Potter Hill Road, Gilford, New Hampshire 03249.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 relating to our equity compensation plan:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted- average Exercise Price of Outstanding Options and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders (1)	1,648,047	$7.29	2,357,619
Equity compensation plans not approved by stockholders (3)	538,020	$5.95	—
Total	2,186,067	$6.95	2,357,619

(1)	A total of 4,100,000 shares of Class A Stock have been reserved for issuance under the 2017 Equity Incentive Plan. To date, a total of 94,334 shares, 50,000 shares of restricted stock and options to purchase 1,598,047 shares of our Class A Stock have been issued under the plan.

(2)	Excludes the impact of service and market condition restricted stock, which vest for no consideration.

(3)	Pursuant to his employment agreement (see “Item 11. Executive Compensation”), an inducement grant was made on October 1, 2018 to Joseph B. Megibow outside of the 2017 Equity Incentive Plan, in accordance with Nasdaq Listing Rule 5635(c). The options have an exercise price of $5.95 per share and vest and become exercisable over a four (4) year period with one-fourth of the shares vesting on the first anniversary of the grant date and 1/48 of the shares vesting on each monthly anniversary of the grant date thereafter. The options expire on October 1, 2023.

The Purple Innovation, Inc. 2017 Equity Incentive Plan

We intend to use stock-based awards to reward long-term performance of the named executive officers and certain key employees. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards aligns the incentives of the named executive officers with the interests of our stockholders and serves to motivate and retain these individuals. Stock-based awards are awarded under the Purple Innovation, Inc. 2017 Equity Incentive Plan, which has been adopted by our board of directors and approved by our stockholders.

.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million pursuant to the Credit Agreement entered into as part of the Business Combination. In 2019, two of the Lenders agreed to provide an incremental loan of $10.0 million (see to Note 9 to our financial statements included in this Annual Report on Form 10-K). The Lenders in aggregate had $39.2 million in principal borrowings outstanding as of December 31, 2019, comprised of $35.0 million in original loan amount and $4.2 million in capitalized interest. The Lenders in aggregate had $26.6 million in principal borrowings outstanding as of December 31, 2018, comprised of $25.0 million in original loan amount and $1.6 million in capitalized interest. The Company made cash interest payments to the Lenders in the amount of $1.8 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively. As part of the Amended and Restated Credit Agreement, CCP and Blackwell were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

Purple LLC Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings, EdiZONE and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s board of directors (the “Purple Founders”). InnoHold is a majority shareholder of the Company.

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

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $1.0 million and $1.2 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2019 and 2018, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010. The Company has leased a new facility in Lehi, Utah and moved its headquarters into that building in February 2020. The Company intends to continue to lease from TNT Holding the building in Alpine, Utah and use it for production, research and development and video production.

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

On February 2, 2018, in connection with the Closing, the Company entered into the Exchange Agreement with InnoHold, which provides for the exchange of Class B Units and of Class B Stock issued in connection with the Business Combination into shares of Class A Stock. The exchange ratio is (i) one Class B Unit plus (ii) one share of Class B Stock for one share of Class A Stock, in each case subject to certain adjustments.

On February 2, 2018, in connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold. Pursuant to the Tax Receivable Agreement, the Company is required to pay InnoHold 80% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change of control of the Company) as a result of the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Merger Agreement and the exchange of the Class B Units (together with an equal number of shares of Class B Stock) for Class A Stock. The Company would retain the remaining 20% of cash savings, if any, realized. All payments of tax savings to InnoHold will be the Company’s obligation, and not that of Purple LLC (see Note 18 to our financial statements included in this Annual Report on Form 10-K).

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

On December 27, 2018, InnoHold distributed a certain number of its paired Class B Units in Purple LLC and Class B Stock in Purple Inc. received in connection with the Business Combination to Terry Pearce and Tony Pearce, the Purple Founders.  On March 11, 2019, InnoHold also agreed to distribute additional amounts of its paired Class B Units and Class B Stock to InnoHold Class B unit holders who are or had been employees of Purple LLC and received equity incentives in Purple LLC prior to the Business Combination, providing a way for those employees to be more directly incentivized by the equity awards that had been granted to them.

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan, including 1,000,000 units to Casey McGarvey. These awards were deemed for accounting purposes to be granted subsequent to December 31, 2016. Grants were memorialized with (a) an award agreement between Purple LLC, Purple Team LLC and each applicable employee, (b) equity incentive plans of Purple LLC and Purple Team LLC and (c) ratifying consents of Purple LLC and Purple Team LLC. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the incentive units previously issued to Purple Team LLC were cancelled and the members of Purple Team LLC received new incentive units issued by InnoHold under its own limited liability company agreement, which was considered a modification for accounting purposes. The new incentive units issued by InnoHold were on substantially the same terms as the Purple Team LLC incentive units previously issued. On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of whom are current employees of Purple LLC, including Casey McGarvey, to distribute the aggregate amount of 2.5 million Paired Securities held by InnoHold to each incentive unit holder, pro rata, in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a pro rata share of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing of the tender offer and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and such recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Stock and then liquidated some of those shares of Class A Stock in order to pay taxes assessed. The remaining distributed Paired Securities were subject to a lock-up period whereby they were not able to sell exchanged Paired Securities until October 25, 2019, except for a small number of Paired Securities that remain subject to vesting contingent upon such current employees’ continued employment with the Company. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the recognition of non-cash stock compensation expense for the Company in the amount of $9.0 million, which represents the fair value of the Paired Securities as of the respective distribution dates. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

On February 2, 2019, that certain lock-up agreement that was entered into by and between InnoHold, the Company and the Parent Representative with respect to the equity securities that both the Company and Purple LLC received in the Business Combination (the “Previously Restricted Securities”), expired. As of December 31, 2019, following the expiration of the lock-up agreement, 12.7 million Previously Restricted Securities have been exchanged for Class A Stock.

For a description of potential risks associated with the related-party transactions between the Company and InnoHold or EdiZONE, see “Risk Factors” in Item 1A of this report, including “We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business”, “We operate in a highly competitive Comfort Industry, and if we are unable to compete successfully, we may lose customers and our sales may decline”, and “Purple LLC has licensed certain intellectual property to EdiZONE, LLC, which is owned by Tony and Terry Pearce via TNT Holdings, LLC, for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination, and some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.”

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our principal accountants over the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and fees billed for other services. BDO USA, LLP was our principal accountant as of December 31, 2019.

(in thousands)	2019	2018
Audit fees (1)	$1,014	$929
Audit-related fees	—	—
Tax fees(2)	18	—
All other fees	—	—
Total	$1,032	$929

(1)	Audit Fees consist of fees for the audit of the Company’s annual financial statements included in Form 10-K for 2019 and 2018 and services in connection with registration statements filed in 2019 and the Business Combination and various statutory and regulatory filings in 2018. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with registration statements and the Business Combination or completing financial transactions during the respective fiscal years.

(2)	Tax Fees include fees paid for assistance provided with respect to tax matters associated with employee tax compliance filings.

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

Item 15. Exhibits and Financial Statement Schedules

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

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
4.6*	Description of Registered Securities
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20	Board Observer and Indemnification Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Paul Zepf (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.21+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)
10.22+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.23+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.24†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.25+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.26	First Amendment to Credit Agreement dated January 28, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 31, 2019)
10.27	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.28	Amended and Restated Credit Agreement dated February 26, 2019 between and among Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.29	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.30	Amended and Restated Parent Guaranty dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.31	IP Security Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Purple Innovation, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Co-Invest Debt Fund, L.P. and Delaware Trust Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.32	Guarantor Security Agreement dated February 26, 2019 by Purple Innovation, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.33	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)

10.34	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.35+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.36+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.37	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.38+	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc. and Mark Watkins (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.39+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on October 3, 2019)
10.40+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.41	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit/member deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for revenues in 2019 due to the adoption of Accounting Standards Codification 606 – Revenue from Contracts with Customers.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 9, 2020

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$33,478	$12,232
Accounts receivable, net	28,692	10,241
Inventories, net	47,628	22,940
Prepaid inventory	879	790
Other current assets	3,442	1,494
Total current assets	114,119	47,697
Property and equipment, net	31,979	22,514
Intangible assets, net	1,101	1,493
Other long-term assets	525	5
Total assets	$147,724	$71,709

Liabilities and Deficit
Current liabilities:
Accounts payable	$50,240	$24,828
Accrued sales returns	7,271	5,457
Accrued compensation	7,954	2,691
Customer prepayments	6,258	7,522
Accrued sales tax	5,602	5,538
Other current liabilities	9,540	2,541
Total current liabilities	86,865	48,577
Long-term debt, related-party	35,399	21,411
Warrant liabilities	21,622	—
Other long-term liabilities, net of current portion	8,570	3,732
Total liabilities	152,456	73,720
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 22,494 issued and outstanding at December 31, 2019 and 9,731 issued and outstanding at December 31, 2018	2	1
Class B common stock; $0.0001 par value, 90,000 shares authorized; 31,394 issued and outstanding at December 31, 2019 and 44,071 issued and outstanding at December 31, 2018	3	4
Additional paid-in capital	5,990	3,655
Accumulated deficit	(8,349)	(4,322)
Total stockholders’ deficit	(2,354)	(662)
Noncontrolling interest	(2,378)	(1,349)
Total deficit	(4,732)	(2,011)
Total liabilities and deficit	$147,724	$71,709

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

 (In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018

Revenues, net	$428,358	$285,791
Cost of revenues	239,387	173,189
Gross profit	188,971	112,602
Operating expenses:
Marketing and sales	141,975	103,820
General and administrative	26,918	23,581
Research and development	3,864	2,095
Total operating expenses	172,757	129,496
Operating income (loss)	16,214	(16,894)
Other income (expense):
Interest expense	(5,180)	(3,733)
Other income, net	44	1,013
Loss on extinguishment of debt	(6,299)	—
Change in fair value – warrant liabilities	(16,758)	—
Total other expense, net	(28,193)	(2,720)
Net loss before income taxes	(11,979)	(19,614)
Income tax expense	(400)	—
Net loss	$(12,379)	$(19,614)
Net loss attributable to noncontrolling interest	(8,352)	(15,292)
Net loss attributable to Purple Innovation, Inc.	$(4,027)	$(4,322)
Net loss per common share—basic and diluted	$(0.40)	$(0.51)
Weighted average common shares outstanding—basic and diluted	10,006	8,418

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Deficit / Member Deficit

(In thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Member	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit	Deficit
Balance — December 31, 2017	—	$—	—	$—	$—	$—	$—	$—	$(13,919)	$(13,919)
Net loss	—	—	—	—	—	(4,322)	(4,322)	(19,616)	4,324	(19,614)
Effect of the Business Combination:
Proceeds and shares issued in the Business Combination	9,683	1	44,071	4	(1,523)	—	(1,518)	18,267	9,595	26,344
Assignment of founder shares and sponsor warrants	—	—	—	—	4,691	—	4,691	—	—	4,691
Stock-based compensation	—	—	—	—	487	—	487	—	—	487
Issuance of common stock	48	—	—	—	—	—	—	—	—	—
Balance – December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$—	$(2,011)
Net loss	—	—	—	—	—	(4,027)	(4,027)	(8,352)	—	(12,379)
Stock-based compensation	—	—	—	—	10,063	—	10,063	—	—	10,063
Repurchase of stock option	—	—	—	—	(97)	—	(97)	—	—	(97)
Issuance of common stock	96	—	—	—	—	—	—	—	—	—
Exchange of stock	12,670	1	(12,670)	(1)	—	—	—	—	—	—
Forfeiture of unvested common stock	(3)	—	(7)		—	—	—	—	—	—
Tax distribution	—	—	—	—	(308)	—	(308)	—	—	(308)
Acquisition of noncontolling interest	—	—	—		(7,323)	—	(7,323)	7,323	—	—
Balance – December 31, 2019	22,494	$2	31,394	$3	$5,990	$(8,349)	$(2,354)	$(2,378)	$—	$(4,732)

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,379)	$(19,614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,308	2,195
Non-cash interest	3,313	2,510
Loss on extinguishment of debt	6,299	—
Loss on change in fair value – warrant liabilities	16,758	—
Stock-based compensation	10,063	487
Tax Receivable Agreement expense	501	—
Loss on disposal of property and equipment	—	95
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,451)	(6,059)
Increase in inventories, net	(24,688)	(9,595)
Increase in prepaid inventory and other assets	(2,557)	(520)
Increase in accounts payable	25,132	3,783
Increase in accrued sales returns	1,814	632
Increase in accrued compensation	5,263	594
Increase (decrease) in customer prepayments	(1,264)	4,309
Increase (decrease) in other accrued liabilities	8,803	(474)
Net cash provided by (used in) operating activities	22,915	(21,657)

Cash flows from investing activities:
Purchase of property and equipment	(10,459)	(11,325)
Investment in intangible assets	(320)	(327)
Net cash used in investing activities	(10,779)	(11,652)

Cash flows from financing activities:
Proceeds from the Business Combination	—	26,344
Proceeds from related-party debt	10,000	24,000
Repurchase of stock options	(97)	—
Payments to line of credit	—	(8,000)
Payments for debt issuance costs	(758)	(367)
Principal payments on capital lease obligations	(35)	(29)
Net cash provided by financing activities	9,110	41,948

Net increase in cash	21,246	8,639
Cash and cash equivalents, beginning of the year	12,232	3,593
Cash and cash equivalents, end of the year	$33,478	$12,232

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,869	$1,384
Cash paid during the year for income taxes	$122	$—

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$743	$463
Assignment of founder shares and sponsor warrants	$—	$4,691
Equipment acquired through capital lease	$386	$—
Issuance of liability warrants	$4,864	$—
Non-cash leasehold improvements	$1,938	$—
Tax distribution payable	$308	$—

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”) is a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and its Company showrooms.

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

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of December 31, 2019, Purple Inc. had approximately 42% of the common units of Purple LLC and InnoHold and other Purple LLC Class B Unit holders had approximately 58% of the common units in Purple LLC.

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

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the financial position, results of operations and cash flows of the Company. As an emerging growth company, Purple Inc. has elected to use extended transition periods available to private companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2019, Purple Inc. had approximately 42% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. At December 31, 2019, InnoHold and other Purple LLC Class B Unit holders had approximately 58% of the economic interest in Purple LLC; however, InnoHold and other Purple LLC Class B Unit holders have disproportionally fewer voting rights, and is shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13—Stockholders’ Deficit, —Noncontrolling Interest.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on net loss, cash flows or shareholders’ deficit previously reported.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, fair value liabilities, stock based compensation, the recognition and measurement of loss contingencies and estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash and cash equivalents are invested in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2019 and 2018 was not material.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Cost is calculated using the average cost method. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. As of December 31, 2019 and 2018, the reserve for inventory obsolescence was $0.8 million and $0.7 million, respectively.

Prepaid Inventory and Other Current Assets

The Company has made payments and deposits for inventories, subscriptions and other products and services that will be received, consumed or used in a future period in the amounts of $4.3 million and $2.3 million as of December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 16 years, as follows:

Years
Equipment	10
Furniture and fixtures	7
Computer equipment and software	3
Leasehold improvements	1 -16

Major renewals and betterments that increase value or extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of the leasehold improvements or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Assets under capital lease are included within equipment and represent non-cash investing activities. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in the statement of operations.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Intangible Assets

Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. Any identified impairment would result in an adjustment to the Company’s results of operations. Intangible assets consist of costs related to defending or enforcing a patent or trademark, costs for the acquisition and development of internal-use software and the acquisition of an internet domain name. The internet domain name is being amortized using the straight-line method over its estimated useful life of 15 years. Internal-use software that has been placed into service is amortized over its useful life of 3 years. No impairments on intangible assets were recorded during the years ended December 31, 2019 or 2018.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any indicators of impairment for the years ended December 31, 2019 or 2018.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within revenues, net in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which the fair value can be reasonably estimated are reported as components of selling and marketing expenses in the accompanying consolidated statements of operations.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $112.1 million and $91.8 million for the years ended December 31, 2019 and 2018, respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its cooperative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Revenue Recognition Policy for 2019

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

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers, the Company factory outlet and Company showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

Revenue Recognition Policy for 2018

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

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

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

Sales Returns

The Company offers up to 100-days to return a mattress or pillow and up to 30-days to return a seat cushion and other products for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of the revenue recognized by the amount of the estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year. As of December 31, 2019 and 2018, $7.3 million and $5.5 million, respectively, were included as accrued sales returns on the accompanying balance sheets.

The Company had the following activity for sales returns:

	Years Ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$5,457	$4,825
Additions that reduced net sales	34,390	33,543
Deduction from reserves for current year returns	(32,576)	(32,911)
Balance at end of period	$7,271	$5,457

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.  As of December 31, 2019 and 2018, $1.6 million and $0.9 million of accrued warranty expense is included in current liabilities and $3.1 million and $1.1 million of accrued warranty expense is included in other long-term liabilities on the accompanying balance sheets, respectively.

The Company had the following activity for warranties:

	Years Ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$2,009	$1,037
Additions charged to expense for current year sales	4,185	2,199
Deduction from reserves for current year claims	(1,573)	(1,227)
Balance at end of period	$4,621	$2,009

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Refer to Note 9 – Debt and Other Long-Term Liabilities.

Liability Warrants

The Company accounts for liability warrants under the provisions of ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may require the exercise price of the warrants to be reduced. The Company has determined that the fundamental transaction provisions require the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings. The Company uses the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of the warrant re-price. Refer to Note 10 – Warrant Liabilities.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the years ended December 31, 2019 or 2018. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued expenses and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instrument is estimated to be its face value based on the contractual terms of the debt instrument and market-based expectations. The warrant liability is a Level 3 instrument and uses an internal model to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities would decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities would generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Stock Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2019 and 2018, the Company granted stock awards under the 2017 Equity Incentive Plan to members of the Company’s board of directors for services performed. Stock based compensation for these stock awards was determined on the grant date based on the publicly quoted closing price of our common stock and was expensed on the grant date since all the awards were immediately vested.

During 2019, the Company granted a restricted stock award that has certain vesting conditions which could be met at the earliest in the twelve months ended March 31, 2022. As this award includes a market vesting condition, stock based compensation is determined as the estimated fair value of the restricted stock measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model which incorporates the probability of vesting occurring. The fair value of the restricted stock is expensed over the derived service period.

During 2019 and 2018, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain officers, executives and employees of the Company. Stock based compensation for these stock options awarded was determined using the Black-Scholes option valuation model to calculate the value of options at the date of grant and expensed on a straight-line basis over the vesting period. Option pricing models require the input of highly subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. These incentive units were non-voting and the unit holders could only participate in potential liquidating distributions after a future majority sale of Purple LLC. Incentive unit holders were only eligible to participate after the distribution threshold of approximately $135.0 million was met. The majority sale and $135.0 million threshold were considered performance conditions of the incentive units. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement. On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a number of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the Company recognizing non-cash stock compensation expense based on the stock price of our common stock on the respective distribution dates, which represents the fair value of the Paired Securities.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance.

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

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement (a “TRA Liability”) may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. No liability under the Tax Receivable Agreement will be recognized until the realization of the tax benefit related to the Business Combination is deemed probable.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Net Loss Per Share

The two-class method of computing net loss per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net loss per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of December 31, 2019 or in prior periods. Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net loss per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company’s outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock. As of December 31, 2019 and 2018, there was no impact from these methods on net loss per share due to the net loss position of the Company and the anti-dilutive impact.

Accounting Pronouncements Adopted in 2019

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

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

New Internal-Use Software Guidance

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. We do not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. Business Combination

On February 2, 2018, upon consummation of the Business Combination, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor in that merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, GPAC was renamed “Purple Innovation, Inc.” and its articles of incorporation were amended to rename its common stock to Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) of which 44.1 million shares of Class B Stock were issued to InnoHold (refer to Note 13 — Stockholders’ Deficit for a description of the Class A Stock and Class B Stock).

Additionally, at the Closing, 9.7 million Class A Units of Purple LLC were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. In addition, 44.1 million Class B Units of Purple LLC were issued to InnoHold. The Class B Units have limited voting rights in Purple LLC and are entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. The amended operating agreement appoints Purple Inc. as the sole managing member of Purple LLC. As the sole managing member, Purple Inc. operates and controls all of the business and affairs of Purple LLC. Accordingly, although Purple Inc. has a minority economic interest in Purple LLC, Purple Inc. has the sole voting interest in and control of the management and operations of Purple LLC.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

4. Revenue from Contracts with Customers

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers and Company showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers and Company showrooms is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $6.3 million at December 31, 2019 and $7.5 million at December 31, 2018. During the year ended December 31, 2019, the Company recognized $7.5 million of revenue that was deferred in customer prepayments at December 31, 2018.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

Year Ended
Channel	December 31, 2019
Direct-to-consumer	$265,205
Wholesale partner	163,153
Revenues, net	$428,358

Year Ended
Product	December 31, 2019
Bedding	$401,499
Other	26,859
Revenues, net	$428,358

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels including Company showrooms. The Wholesale channel includes all product sales to traditional third-party retailers for their in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

5. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Raw materials	$16,220	$10,763
Work-in-process	2,713	521
Finished goods	29,485	12,364
Inventory obsolescence reserve	(790)	(708)
Inventories, net	$47,628	$22,940

6. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Equipment	$19,761	$15,465
Equipment in progress	5,278	2,895
Leasehold improvements	7,040	3,359
Furniture and fixtures	4,252	2,817
Office equipment	1,523	799
Equipment under capital lease	662	159
Total property and equipment	38,516	25,494
Accumulated depreciation	(6,537)	(2,980)
Property and equipment, net	$31,979	$22,514

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2019 or December 31, 2018.

Depreciation expense was $3.6 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

7. Intangible Assets

The following table provides the components of intangible assets:

		As of December 31, 2019			As of December 31, 2018
(in thousands,	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
except useful life)	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
Trademarks		$67	$(67)	$—	$67	$—	$67
Definite-lived amortizing:
Patents	14-18	564	(564)	—	564	(6)	558
Internet domain	15	900	(130)	770	900	(70)	830
Internal-use software	3	366	(35)	331	46	(8)	38
Intangible assets, net		$1,897	$(796)	$1,101	$1,577	$(84)	$1,493

Amortization expense for intangible assets was $0.7 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. There were no impairment charges related to intangible assets in 2019 or 2018.

Estimated amortization expense for intangible assets is expected to be as follows for the next five years:

(in thousands)
Year ended December 31,
2020	$199
2021	174
2022	138
2023	60
2024	60
Thereafter	470
Total	$1,101

8. Other Current Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Co-op advertising, rebates, promotions	$5,311	$430
Warranty accrual - current portion	1,567	893
Website commissions	897	823
Tax Receivable Agreement liability	501	—
Insurance financing	350	—
Tax distribution liability	308	—
Income tax payable	274	—
Accrued expenses	245	363
Capital lease obligations – current portion	87	32
Total other current liabilities	$9,540	$2,541

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Website commissions represent the costs associated with arrangements the Company has with third party websites to send e-commerce traffic to the Company’s website to purchase products online.

9. Debt and Other Long-Term Liabilities

Long-term debt, related-party consists of the following as of December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018
Amended and Restated Credit agreement (related-party), 12% interest, Maturity February 2024	$39,202	$26,647
Less: unamortized debt issuance costs and discounts	(3,803)	(5,236)
Total long-term debt, related-party	$35,399	$21,411

Other long-term liabilities consist of the following as of December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018
Deferred rent expense	$5,115	$2,531
Warranty accrual	4,621	2,009
Capital leases	488	117
Total	10,224	4,657
Less: current portion of long-term liabilities	(1,654)	(925)
Other long-term liabilities, net of current portion	$8,570	$3,732

Long-Term Debt, Related-Party

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

The Company paid debt issuance costs, incurred an original issuance discount and discounts related to the Founder Shares (as defined in Note 13 – Stockholders’ Deficit) and Sponsor Warrants that were assigned in conjunction with the Credit Agreement. The amount of these reductions collectively allocated to debt at the time of the closing of the Credit Agreement was $6.1 million.

Amended and Restated Credit Agreement

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed, and the incremental $10.0 million loan was funded on February 26, 2019, and the Company issued to the Incremental Lenders 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Credit Agreement to five years from closing of the incremental loan, lowers the amount allowed for an asset-based loan to $10.0 million, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans from the Lenders not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum and is payable on the last business day of each fiscal quarter, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provides for standard indemnification of the Lenders. Purple LLC continues to be restricted from making annual capital expenditures in excess of $20.0 million and incurring capital lease obligations in excess of $10.0 million at any time outstanding, subject to limited exceptions. As of December 31, 2019, the Company was in compliance with all of the covenants in the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

In conjunction with the incremental loan under the Amended and Restated Credit Agreement, the Company paid fees and debt issuance costs in the amount of $0.5 million and $0.3 million, respectively. Additionally, the $4.9 million fair value of the 2.6 million warrants at the time of issuance was included as a component of the loss on extinguishment of debt.

Interest expense related to the Amended and Restated Credit Agreement was $4.4 million and $2.8 million for the year ended December 31, 2019 and 2018, respectively. Of the interest expense incurred in 2019, $2.5 million was paid-in-kind through additions to the principal amount and $1.9 million was paid in cash. Of the interest expense incurred in 2018, $1.6 million was paid-in-kind through additions to the principal amount and $1.2 million was paid in cash.

The Amended and Restated Credit Agreement is not recorded at fair value on a recurring basis but is carried at cost. At December 31, 2019 and 2018, the fair value of the Amended and Restated Credit Agreement was $39.4 million and $24.8 million, respectively.

Loss on Extinguishment of Debt

The Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million for the year ended December 31, 2019. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

Capital Leases

As of December 31, 2019, the Company has acquired equipment valued at $0.7 million pursuant to numerous capital lease agreements. The terms of the leases range from 36 to 72 months with interest rates between 4.95 and 17.44 percent and have minimal monthly payments. The obligations are collateralized by the related equipment.

Future Obligations

As of December 31, 2019, the scheduled maturities of long-term debt outstanding and future minimum payments under the capital leases are as follows:

(in thousands)	Long-Term	Capital
Year ended December 31,	Debt	Leases	Total
2020	$—	$87	$87
2021	—	108	108
2022	—	100	100
2023	—	86	86
2024	39,202	86	39,288
Thereafter	—	21	21
Total	$39,202	$488	$39,690

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

10. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction, as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, upon the occurrence of any of the following events: (1) a fundamental transaction; (2) acquisition of 25% or more of the total voting power of all the securities of the entity by any one person or group of affiliated persons or entities; (3) Tony Pearce or Terry Pearce individually or together ceasing to beneficially own at least 50% of the voting securities of the Company; or (4) the Board of Directors ceasing to be comprised of a majority of independent directors as defined under NASDAQ rules, the exercise price of the warrant will be reduced by a value based upon a formula model established in the agreement. The formula model is a Black Scholes valuation model which would use the following inputs: (1) share price would be the greater of the volume weighted average price (“VWAP”) of the common stock for the prior 30 days before the applicable event date or the VWAP of the trading day immediately preceding the event date; (2) exercise price of $5.74, unless previously adjusted under other terms of the warrant; (3) volatility would be the greater of 100% and the historical volatility of the Company’s common stock for the ninety days preceding the date of the triggering event; and (4) the assumed risk-free interest rate shall correspond to the US Treasury rate for a period equal to the remaining term of this warrant.

The Company has determined that the fundamental transaction provisions require the warrants to be accounted for as a liability at fair value on the date of the transaction under guidance prescribed in ASC 480 - Distinguishing Liabilities from Equity. The liability for the warrants is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. The Company determined the fair value of the Incremental Loan Warrants to be $4.9 million on the date of the transaction on February 26, 2019.

As of December 31, 2019, the Company determined that there was a high probability of an adjustment to the warrant exercise price, resulting in an increase in the fair value of the Incremental Loan Warrants. The Company determined the fair value of the Incremental Loan Warrants to be $21.6 million on December 31, 2019 using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$8.71
Exercise price	$5.74
Risk free interest rate	1.69%
Warrant life in years	4.2
Expected volatility	36.82%
Expected dividend yield	—
Probability of warrant re-price	95%

The Company recorded a $16.8 million loss on the increase in fair value of the Incremental Loan Warrants for the year ended December 31, 2019.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. When Purple LLC has taxable income, the Company shall distribute to each member an amount of cash equal to such member’s estimated tax amount from taxable income allocations for the taxable year. No distributions have been made under the Second Purple LLC Agreement in 2019 or 2018. As of December 31, 2019, the Company has recorded a tax distribution liability in the amount of $0.3 million, which will be distributed in 2020.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of December 31, 2019, the early termination penalty was $1.0 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases. Office and manufacturing space for its headquarters facility in Alpine, Utah is leased from TNT Holdings an entity that prior to the Business Combination was under common control with InnoHold, which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension. The Company leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company also leases another facility in Grantsville, Utah for use as temporary warehouse space. The lease was entered into in May 2019 with a lease term of 4 months which expired in August 2019 with a holdover option on a month to month basis. In June 2019, the Company entered into a lease for the Company factory outlet in Salt Lake City, Utah with a lease term of 36 months and one 5-year extension option. Also in June 2019, the Company entered into a lease for Corporate office space in Lehi, Utah with a lease term of 10 years, an option to early terminate after the eighty-fourth calendar month, and an option for two 5-year extensions. The Lehi lease commenced in November 2019 and the Company moved its headquarters into the building in February 2020. During 2019, the Company entered into leases for Company showrooms in Seattle, Washington, San Diego, California, Santa Clara, California and Santa Monica, California which commenced in October and November 2019, with lease terms of 3 to 16 months without any renewal options. The Company recognizes rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the year ended December 31, 2019 and 2018, the Company recognized rent expense in the amount of $3.9 million and $3.5 million, respectively. At December 31, 2019 and 2018, deferred rent of $5.1 million and $2.5 million, respectively, all of which is long-term and included in other long-term liabilities on the accompanying balance sheets.

Minimum future lease payments for the base rent period, excluding extension option periods, at December 31, 2019, are as follows:

(in thousands)	Related
Year ended December 31,	Party	Other	Total
2020	$1,006	$3,243	$4,249
2021	1,045	3,791	4,836
2022	813	3,883	4,696
2023	—	3,954	3,954
2024	—	4,076	4,076
Thereafter	—	14,423	14,423
Total	$2,864	$33,370	$36,234

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of December 31, 2019, approximately $14.6 million remains on the purchase contract. The Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of December 31, 2019, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

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

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the Closing, the Company entered into an exchange agreement with Purple LLC and InnoHold (the “Exchange Agreement”), which provides for the exchange of Paired Securities for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold delivers a notice of exchange multiplied by the number of Paired Securities being exchanged.

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

During the year ended December 31, 2019, following the expiration of the lock-up period, 12.7 million Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the Company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the Company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to convey to him a 4% equity interest in the Company constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $10.75 million, based on his calculation of the value of a 4% interest in Purple LLC. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. Fact discovery and expert discovery in this matter has been completed. In October 2019, Purple LLC moved for summary judgment on Mr. Knudsen’s claims, and Purple LLC anticipates that the court will hear oral argument on that motion in the first half of 2020. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims.

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense recently brought a motion to strike that was resolved on consent.  The action will now move forward under case management.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

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

12. Related-Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are Lenders under the Credit Agreement and the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million pursuant to the Credit Agreement entered into as part of the Business Combination. In 2019, two of the Lenders agreed to provide an incremental loan of $10.0 million (see Note 9 – Debt and Other Long Term Liabilities). The Lenders in aggregate had $39.2 million in principal borrowings outstanding as of December 31, 2019, comprised of $35.0 million in original loan amount and $4.2 million in capitalized interest. The Company made cash interest payments to the Lenders in the amount of $1.8 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively. As part of the Amended and Restated Credit Agreement, CCP and Blackwell were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

Purple LLC Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold, LLC (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s board of directors (the “Purple Founders”). InnoHold is a majority shareholder of the Company.

On February 10, 2017, Purple LLC entered into a Shared Services Agreement with EdiZONE, effective January 1, 2017, pursuant to which each of Purple LLC and EdiZONE agreed to provide certain operational and administrative support services to the other. Pursuant to the Shared Services Agreement, Casey McGarvey, the Company’s Chief Legal Officer, and other employees of Purple LLC provided services to EdiZONE. Mr. McGarvey also provided similar services under this agreement to InnoHold, the controlling member of Purple Inc., and other entities beneficially owned by Terry Pearce and Tony Pearce. In the year ended December 31, 2018, the total amount of expenses owed to Purple LLC by all of these other companies for all services under the Shared Services Agreement was approximately $2,600. Following the closing of the Business Combination on February 2, 2018, Mr. McGarvey stopped providing services to and withdrew from any and all legal representation of EdiZONE, InnoHold and all other entities in which Terry Pearce and Tony Pearce have an interest other than the Company.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $1.0 million and $1.2 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2019 and 2018, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010. The Company has leased a new facility in Lehi, Utah and moved its headquarters into that building in February 2020. The Company intends to continue to lease the building in Alpine, Utah from TNT Holdings and use it for production, research and development and video production.

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

On February 2, 2018, in connection with the Closing, the Company entered into the Exchange Agreement with InnoHold, which provides for the exchange of Class B Units and of Class B Stock issued in connection with the Business Combination into shares of Class A Stock. The exchange ratio is (i) one Class B Unit plus (ii) one share of Class B Stock for one share of Class A Stock, in each case subject to certain adjustments.

On February 2, 2018, in connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold. Pursuant to the Tax Receivable Agreement, the Company is required to pay InnoHold 80% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change of control of the Company) as a result of the increases in tax basis and certain other tax benefits related to the payment of the cash consideration pursuant to the Merger Agreement and the exchange of the Class B Units (together with an equal number of shares of Class B Stock) for Class A Stock. The Company would retain the remaining 20% of cash savings, if any, realized. All payments of tax savings to InnoHold will be the Company’s obligation, and not that of Purple LLC (see Note 18 – Income Taxes).

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

On December 27, 2018, InnoHold distributed a certain number of its paired Class B Units in Purple LLC and Class B Stock in Purple Inc. received in connection with the Business Combination to Terry Pearce and Tony Pearce, the Purple Founders.  On March 11, 2019, InnoHold also agreed to distribute additional amounts of its paired Class B Units and Class B Stock to InnoHold Class B unit holders who are or had been employees of Purple LLC and received equity incentives in Purple LLC prior to the Business Combination, providing a way for those employees to be more directly incentivized by the equity awards that had been granted to them.

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement, which was considered a modification for accounting purposes. On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of whom are current employees of Purple LLC, to distribute the aggregate amount 2.5 million Paired Securities held by InnoHold to each incentive unit holder, pro rata, in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a pro rata share of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing of the tender offer and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and such recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Stock and then liquidated some of those shares of Class A Stock in order to pay taxes assessed. The remaining distributed Paired Securities were subject to a lock-up period whereby they were not able to sell exchanged Paired Securities until October 25, 2019, except for a small number of Paired Securities that remain subject to vesting contingent upon such current employees’ continued employment with the Company. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the recognition of non-cash stock compensation expense for the Company in the amount of $9.0 million, which represents the fair value of the Paired Securities as of the respective distribution dates. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock.

On February 2, 2019, that certain lock-up agreement that was entered into by and between InnoHold, the Company and the Parent Representative with respect to the equity securities that both the Company and Purple LLC received in the Business Combination (the “Previously Restricted Securities”), expired. As of December 31, 2019, following the expiration of the lock-up agreement, 12.7 million Previously Restricted Securities have been exchanged for Class A Stock.

13. Stockholders’ Deficit

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. As of December 31, 2019, the Company has issued and outstanding 22.5 million shares of Class A Stock. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders.

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

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized at a par value of $0.0001 per share. As of December 31, 2019, the Company has issued and outstanding 31.4 million shares of Class B Stock. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Class A Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder of Class B Stock may transfer shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee in compliance with the LLC Agreement. Additionally, InnoHold agreed to restrictions on certain transfers of the Company’s securities which include, subject to certain exceptions, restrictions on the transfer of their common stock from the date of the Business Combination until the earliest of (i) the one-year anniversary of the date of the Business Combination, (ii) the date on which the last sale price of the Class A Stock equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after the date of the Business Combination and (iii) the date on which the Company consummates a liquidation, merger share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange equity holdings in the Company for cash, securities or other property. Upon its own terms this transfer restriction expired on February 2, 2019. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At December 31, 2019, 31.4 million shares of Class B Stock were outstanding, of which 29.2 million were held by InnoHold. At December 31, 2018, 44.1 million shares of Class B Stock were outstanding, of which 1.24 million shares were held directly by each of Terry and Tony Pearce and 41.6 million shares were held by InnoHold.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2019, there were no shares of preferred stock outstanding.

Public and Sponsor Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s formation and IPO and 12.8 million warrants (the “Sponsor Warrants”), issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s Public and Sponsor Warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of one share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. At December 31, 2019, all 28.3 million warrants remain outstanding.

Incremental Loan Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued to CCP and Blackwell, as the Incremental Lenders funding the Incremental Loan, 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock. Each Incremental Loan Warrant entitles the registered holder to purchase one share of the Company’s Class A Stock at a price of $5.74 per share, subject to adjustment pursuant to the terms of the warrant agreement. Among other adjustments, in the event that Tony Pearce and Terry Pearce, individually or together, no longer own at least 50% of the voting securities of the Company, the exercise price will be reduced by the Black-Scholes value of the Incremental Loan Warrants. Depending upon the Black-Scholes value of the Incremental Loan Warrants at the time of any such transaction, the exercise price of the Incremental Loan Warrants could be reduced to zero and the Incremental Loan Warrants would be exercisable in full without any further consideration paid to us. If we choose to make additional borrowings under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional warrants on the same terms as the Incremental Loan Warrants. The Incremental Loan Warrants have a five-year term and will expire on February 26, 2024, or earlier upon redemption or liquidation.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At December 31, 2019, the combined NCI percentage in Purple LLC was approximately 58%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

14. Net Loss Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
(in thousands)	2019	2018
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(4,027)	$(4,322)
Denominator:
Weighted average shares—basic and diluted	10,006	8,418
Net loss per common share:
Basic	$(0.40)	$(0.51)
Diluted	$(0.40)	$(0.51)

For the year ended December 31, 2019, the Company excluded 1.4 million shares of issued Class A Stock subject to vesting, 18.9 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 31.4 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the year ended December 31, 2018, the Company excluded 1.3 million shares of issued Class A Stock subject to vesting, 14.2 million shares of Class A Stock issuable upon conversion of the Company’s warrants and 44.1 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

15. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. On April 10, 2018, the Company filed a Form S-8 to register 4.1 million shares of Class A Stock authorized for issuance under the 2017 Incentive Plan. As of December 31, 2019, approximately 2.4 million shares remain available under the 2017 Incentive Plan.

Class A Stock Awards

In 2019 and 2018, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to the independent directors on the Board. The stock awards vested immediately, and for each of the years ended December 31, 2019 and 2018, the Company recognized $0.3 million in expense which represents the fair value of the stock award on the grant date.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

In May 2019, the Company granted a restricted stock award to Joseph B. Megibow, the Company’s Chief Executive Officer (the “CEO”) pursuant to the terms of his employment agreement.  The restricted stock award is for 0.1 million shares and has certain vesting conditions, including vesting on the earlier of a change in control or the satisfaction of all three specific service and market conditions. Such conditions require: (i) the CEO to stay employed as CEO through September 30, 2021, unless terminated without cause; (ii) the CEO to retain certain shares of common stock owned at the time of the grant through September 30, 2021; and (iii) the common stock of the Company to trade above $10 a share for any twenty of thirty consecutive trading days during the twelve months ended March 31, 2022. Accordingly, the earliest the three vesting conditions could all be met is at some point during the twelve months ended March 31, 2022. As this award includes a market vesting condition, the estimated fair value of the restricted stock is measured on the grant date and incorporates the probability of vesting occurring. The Company determined the fair value of the restricted stock on the grant date to be $0.2 million and the derived service period to be 2.58 years using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$6.56
Risk free interest rate	1.9%
Expected life in years	3.0
Expected volatility	36.5%
Expected dividend yield	—

The estimated fair value is recognized over the derived service period (as determined by the valuation model) on a straight-line basis, with such recognition occurring whether the instrument ultimately vests or not. During the year ended December 31, 2019, the Company recognized a de minimis amount in expense.

Employee Stock Options

For the year ended December 31, 2019, the Company granted 1.6 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have exercise prices that range from $5.75 to $8.55 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 1.6 million options granted during the year ended December 31, 2019 to be $2.9 million which will be expensed over the vesting period.

During the year ended December 31, 2019, 0.3 million unvested stock options were forfeited by Mark Watkins, the former Chief Financial Officer of the Company, upon his resignation and departure from the Company. As the Chief Financial Officer, Mr. Watkins was not permitted to exercise and sell all of his 0.1 million vested options during the limited 90-day exercise time period under the terms of his option grant. The Company entered into an agreement whereby the Company paid Mr. Watkins a settlement amount equal to the difference between the closing price of the stock on the date of the settlement and the exercise strike price of $5.95. The Company paid Mr. Watkins $0.1 million and cancelled his vested stock options.

For the year ended December 31, 2018, the Company granted 0.5 million stock options outside of the Company’s 2017 Equity Incentive Plan as an equity inducement to Joseph B. Megibow, the Company’s Chief Executive Officer and 0.4 million stock options under the Company’s 2017 Equity Incentive Plan to Mark A. Watkins, the Company’s Chief Financial Officer. The stock options have an exercise price ranging from of $5.95 to $6.08 per option that expire in five years and vest over a three to four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 0.9 million options granted during the year ended December 31, 2018 to be $1.3 million which will be expensed over the vesting period.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The following is the weighted average of the assumptions used in calculating the fair value of the total stock options granted in 2019 and 2018 using the Black-Scholes method:

	Year Ended December 31,
	2019	2018
Fair market value	$6.83	$5.37
Risk free rate	1.88%	2.92%
Dividend yield	—	—
Expected volatility	36.79%	35.34%
Expected term in years	3.47	3.42

The following table summarizes the Company’s total stock option activity for the year ended December 31, 2019 and 2018:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
Options outstanding as of January 1, 2018	—	$—	—	$—
Granted	933	5.96	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Options outstanding as of December 31, 2018	933	5.96	4.8	—
Granted	1,598	7.29	—	—
Exercised	—	—	—	—
Forfeited/expired	(395)	5.97	—	—
Options outstanding as of December 31, 2019	2,136	6.95	4.3	3,752

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Outstanding and exercisable stock options as of December 31, 2019 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	250	4.14	—	—	$—
5.95	538	3.75	157	3.75	433
6.51	358	4.39	—	—	—
6.65	200	4.36	—	—	—
7.99	28	4.92	—	—	—
8.07	8	4.65	—	—	—
8.17	325	4.75	—	—	—
8.32	250	4.50	—	—	—
8.55	179	4.75	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.7 million and $0.2 million in stock-based compensation expenses related to stock options during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there was $2.9 million of total unrecognized stock compensation cost with a remaining recognition period of 3.2 years. As of December 31, 2018, there was $1.1 million of total unrecognized stock compensation cost with a remaining recognition period of 3.5 years.

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

On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of whom are current employees of Purple LLC, to distribute the aggregate amount of 2.5 million Paired Securities held by InnoHold to each incentive unit holder, pro rata, in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019.

At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a pro rata share of 2.5 million Paired Securities held by InnoHold, of which a total of 1.7 million Paired Securities were distributed at the closing of the tender offer and the remaining 0.8 million were distributed in July and August 2019. The distribution of certain Paired Securities was a taxable event for the recipients of those Paired Securities, and some recipients, or us on their behalf, exchanged, subject to the Exchange Agreement and certain other conditions and restrictions, all or some of their securities into shares of Class A Stock and then liquidated some of those shares of Class A Stock in order to pay taxes assessed. The remaining distributed Paired Securities were subject to a lock-up period whereby they were not able to sell exchanged Paired Securities until October 25, 2019 except for a small number of Paired Securities that remain subject to vesting contingent upon such current employees’ continued employment with the Company. The distribution by InnoHold to the incentive unit holders that are current employees of the Company resulted in the recognition of non-cash stock compensation expense for the Company in the amount of $9.0 million, which represents the fair value of the Paired Securities as of the respective distribution dates. These transactions are not dilutive to any stockholder holding or having rights to purchase the Company’s Class A Stock. As of December 31, 2019, 1.2 million of the Paired Securities have been exchanged for Class A Stock by the incentive unit holders.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The following table summarizes the total incentive unit activity granted first by Purple Team LLC and then continued through InnoHold for the benefit of the Company:

Incentive
(in thousands)	Units
Incentive units outstanding as of January 1, 2018	8,617
Cancelled	(8,617)
Granted (InnoHold)	10
Exercised	—
Forfeited	(3)
Incentive units outstanding as of December 31, 2018	7
Cancelled	(7)
Granted	—
Exercised	—
Forfeited	—
Incentive units outstanding as of December 31, 2019	—

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

(in thousands)	Years Ended December 31,
Non-Cash Stock Compensation	2019	2018
Cost of revenues	$663	$—
Marketing and sales	4,285	—
General and administrative	4,356	487
Research and development	759	—
Total non-cash stock compensation	$10,063	$487

16. Employee Retirement Plan

In 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $1.3 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

17. Concentrations

The Company had the following revenues by product:

	Years Ended December 31,
(in thousands)	2019	2018
Bedding	$401,499	$272,277
Other	26,859	13,514
Total revenue, net	$428,358	$285,791

Nearly all revenue was generated from sales in North America. The Company had one individual customer account for approximately 26 percent of revenue during the year ended December 31, 2019 and approximately 67 percent of accounts receivable at December 31, 2019. The Company did not have any one individual customer account for more than 10 percent of revenue during the year ended December 31, 2018 or more than 10 percent of accounts receivable at December 31, 2018.

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

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

18. Income Taxes

The Company's loss before income tax expense of $12.0 million and $19.6 million during the years ended December 31, 2019 and 2018, respectively, consisted entirely of income earned in the United States.

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consist of the following (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$88	$—
State	312	—
Total current	400	—
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$400	$—

The income tax (provision) differs from that computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2019	2018
Tax benefit at Federal statutory rate	$(2,516)	$(4,119)
State income tax provision (benefit), net of federal benefit	3	(160)
Noncontrolling interest	1,754	4,119
Net income prior to Business Combination	—	(908)
Valuation allowance	1,088	1,353
Other	71	(285)
Tax provision	$400	$—

Deferred income taxes at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Basis difference in Purple LLC investment	$42,795	$15,871
Start-up costs	578	605
Accruals and reserves	9	—
Net Operating Losses	913	1,642
Total net deferred income tax asset	44,295	18,118
Less: Valuation allowance	(44,295)	(18,118)
Net deferred income tax asset (liability)	$—	$—

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and is included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the expected tax are the allocation of tax benefit to noncontrolling interest and the impact of the valuation allowance.

The Company has recorded a full valuation allowance on its net deferred tax assets. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2018, and the Company continues to be in a full valuation allowance position for the year ended December 31, 2019. The net increase in deferred tax assets for the year ended December 31, 2019 resulted in additional valuation allowance of $26.2 million.

During preparation of the 2019 financial statements, the Company corrected the December 31, 2018 balance of deferred tax assets relating to the basis difference in its Purple LLC investment, as well as the related valuation allowance by an equal and offsetting amount. The correction related to the calculation of the Company’s GAAP basis in its investment. At December 31, 2018, the deferred tax assets and related valuation allowance were increased by $6.9 million in the table above, as a result of these corrections. The Company carries a full valuation allowance against net deferred tax assets, therefore these immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for the year ended December 31, 2018.

In connection with the Business Combination, the Company entered into the Tax Receivable Agreement with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange.

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of exchanges of Class B Units for Class A Stock, the Company generated deferred tax assets of approximately $24.6 million during the year ended December 31, 2019, which was fully offset by a valuation allowance such that no net deferred tax asset was recorded. The potential future TRA Liability for life to date exchanges is $34.8 million, which has not been recorded due to the valuation allowance on the deferred tax assets, with the exception of $0.5 million. In the current year, Purple, Inc. realized cash tax benefits under the Tax Receivable Agreement. As such, the Company has recorded a TRA Liability of $0.5 million.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $3.8 million, which will not expire.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of December 31, 2019 and 2018, no uncertain tax positions were recognized as liabilities in the consolidated financial statements.

19. Subsequent Events

In January and February 2020, pursuant to the Exchange Agreement, there were 1.1 million exchanges of Paired Securities for shares of Class A Stock.

In January 2020, the Company entered into a one year services and supply agreement with a vendor whereby the Company paid $4.0 million in exchange for access to intellectual property, certain services from vendor’s personnel, revenue sharing and prepayment on a specified amount of vendor materials.

In February 2020, 1.2 million shares of restricted Class A Stock that were distributed Founders Shares, vested pursuant to the terms of the Business Combination as a result of the closing price of the Class A Stock at or above $12.50 per share for 20 trading days over a thirty trading day period.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Purple Innovation, Inc.

March 9, 2020	By:	/s/ Joseph B. Megibow
	Name:	Joseph B. Megibow
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph B. Megibow	Chief Executive Officer and Director	March 9, 2020
Joseph B. Megibow	(Principal Executive Officer)

/s/ Craig L. Phillips	Chief Financial Officer	March 9, 2020
Craig L. Phillips	(Principal Financial and Accounting Officer)

/s/ Terry V. Pearce	Chairman of the Board of Directors	March 9, 2020
Terry V. Pearce

/s/ Tony M. Pearce	Director	March 9, 2020
Tony M. Pearce

/s/ Pano Anthos	Director	March 9, 2020
Pano Anthos

/s/ Gary T. DiCamillo	Director	March 9, 2020
Gary DiCamillo

/s/ Adam Gray	Director	March 9, 2020
Adam Gray

/s/ Claudia Hollingsworth	Director	March 9, 2020
Claudia Hollingsworth

/s/ Gary A. Kiedaisch	Director	March 9, 2020
Gary Kiedaisch