Form 10-Q
period 2020-03-31
Purple Innovation, Inc.
filed 2020-05-11
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4100 NORTH CHAPEL RIDGE ROAD, SUITE 200

LEHI, UTAH 84043

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

As of May 8, 2020, 23,622,214 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 30,270,245 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$26,378	$33,478
Accounts receivable, net	23,270	28,692
Inventories, net	42,112	47,628
Prepaid inventory	1,033	879
Other current assets	5,687	3,442
Total current assets	98,480	114,119
Property and equipment, net	36,092	31,979
Intangible assets, net	2,813	1,101
Other long-term assets	525	525
Total assets	$137,910	$147,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$37,163	$50,240
Accrued sales returns	6,737	7,271
Accrued compensation	7,153	7,954
Customer prepayments	3,538	6,258
Accrued sales tax	4,351	5,602
Other current liabilities	9,258	9,540
Total current liabilities	68,200	86,865
Long-term debt, related-party	36,774	35,399
Warrant liabilities	7,989	21,622
Other long-term liabilities, net of current portion	9,833	8,570
Total liabilities	122,796	152,456
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 23,622 issued and outstanding at March 31, 2020 and 22,494 issued and outstanding at December 31, 2019	2	2
Class B common stock; $0.0001 par value, 90,000 shares authorized; 30,270 issued and outstanding at March 31, 2020 and 31,394 issued and outstanding at December 31, 2019	3	3
Additional paid-in capital	5,955	5,990
Accumulated earnings (deficit)	486	(8,349)
Total stockholders’ equity (deficit)	6,446	(2,354)
Noncontrolling interest	8,668	(2,378)
Total equity (deficit)	15,114	(4,732)
Total liabilities and stockholders’ equity (deficit)	$137,910	$147,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues, net	$122,375	$83,648
Cost of revenues	69,193	49,579
Gross profit	53,182	34,069
Operating expenses:
Marketing and sales	36,684	24,017
General and administrative	7,548	4,565
Research and development	1,445	690
Total operating expenses	45,677	29,272
Operating income	7,505	4,797
Other income (expense):
Interest expense	(1,389)	(1,144)
Other income (expense), net	(32)	229
Loss on extinguishment of debt	—	(6,299)
Change in fair value – warrant liabilities	13,633	1,697
Total other income (expense), net	12,212	(5,517)
Net income (loss) before income taxes	19,717	(720)
Income tax benefit	284	—
Net income (loss)	$20,001	$(720)
Net income (loss) attributable to noncontrolling interest	11,166	(590)
Net income (loss) attributable to Purple Innovation, Inc.	$8,835	$(130)
Net income (loss) per share:
Basic	$0.39	$(0.02)
Diluted	$0.11	$(0.02)
Weighted average common shares outstanding:
Basic	22,675	8,437
Diluted	25,580	8,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance - December 31, 2019	22,494	$2	31,394	$3	$5,990	$(8,349)	$(2,354)	$(2,378)	$(4,732)
Net income	—	—	—	—	—	8,835	8,835	11,166	20,001
Stock-based compensation	3	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	12	—	12	—	12
Tax Receivable Agreement liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$5,955	$486	$6,446	$8,668	$15,114

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance - December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$20,001	$(720)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,778	722
Non-cash interest	1,375	732
Loss on extinguishment of debt	—	6,299
Gain on change in fair value - warrant liabilities	(13,633)	(1,697)
Tax receivable agreement expense	122	—
Stock-based compensation	250	73
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,422	(9,448)
Decrease (increase) in inventories	5,516	(2,401)
Increase in prepaid inventory and other assets	(2,399)	(683)
Increase (decrease) in accounts payable	(13,217)	1,179
Decrease in accrued sales returns	(534)	(268)
Increase (decrease) in accrued compensation	(801)	463
Decrease in customer prepayments	(2,720)	(3,187)
Increase (decrease) in other accrued liabilities	(1,421)	646
Net cash used in operating activities	(261)	(8,290)

Cash flows from investing activities:
Purchase of property and equipment	(4,520)	(932)
Investment in intangible assets	(2,328)	(64)
Net cash used in investing activities	(6,848)	(996)

Cash flows from financing activities:
Proceeds from related-party debt	—	10,000
Proceeds from exercise of warrants	12	—
Payments for debt issuance costs	—	(758)
Principal payments on capital lease obligations	(3)	(6)
Net cash provided by financing activities	9	9,236

Net decrease in cash	(7,100)	(50)
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$26,378	$12,182

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$—
Cash paid during the period for income taxes	$63	$—

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$883	$438
Non-cash leasehold improvements	$615	$—
Accrued distributions	$196	$—
Tax Receivable Agreement liability	$221	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of March 31, 2020, Purple Inc. held approximately 44% of the common units of Purple LLC and InnoHold and other Purple LLC Class B Unit holders held approximately 56% of the common units in Purple LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed March 9, 2020. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or other future year.

COVID-19 Pandemic Developments

The COVID-19 pandemic has recently had adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we are providing protective equipment, practicing social distancing and increasing sanitizing standards.

We have experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives have occurred in most U.S. states. Also, we have temporarily closed our three showrooms in California in compliance with locally mandated shelter-in-place requirements. We continue to serve customers through our Direct to Consumer (“DTC”) channel, and during the first quarter of 2020, some consumer demand for our premium, differentiated product offering shifted to our DTC channel. In response, we have refocused our efforts back to our DTC core competencies resulting in an acceleration in DTC channel sales across all of our product categories in the last half of March. This increase in online demand has produced online growth of 50% over the prior year first quarter, partially offsetting declines from our 2020 forecast in our wholesale channel. There can be no assurance that this trend of increased demand through our DTC channel will continue.

This increase in DTC demand allowed us to work through a portion of our on-hand inventory. Given the difficultly in predicting how long this pandemic will persist and its full impact, we continue to look at all opportunities to preserve liquidity. This included taking advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and tightly manage labor costs, including temporarily furloughing roughly 35% of our permanent workforce. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

The Company has temporarily deferred 25% of the cash compensation of Senior Executives and all the cash compensation of the Board of Directors. In addition, in March 2020 we entered into an amendment to our Amended and Restated Credit Agreement to allow the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In addition, we are temporarily reducing our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions until we have better visibility into when conditions normalize. Other proactive steps have been taken to carefully manage cash in response to the rapidly changing circumstances. We anticipate being able to start paying deferred compensation and moving forward with capital spend on certain growth initiatives during the second quarter. The Company intends to proceed cautiously and continue to take proactive steps to manage cash and respond quickly and prudently to new COVID-19 related circumstances.

Our supply chain has not as yet been significantly affected by COVID-19. Currently, our domestic suppliers are able to continue operations and provide necessary materials when needed. Suppliers in China were temporarily closed as a result of the pandemic but we had sufficient inventory on hand. Many of our suppliers resumed production in March and are able to supply materials as needed. As a result, we don’t expect supply to have a material impact on our ability to meet anticipated demand.

Although each of the remedial measures was taken by the Company to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facility and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce and eventual resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2020, Purple Inc. had approximately a 44% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At March 31, 2020, InnoHold and other parties owned approximately 56% of the economic interest in Purple LLC; however, InnoHold and other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

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

Revenue Recognition

In May 2014, in addition to several amendments issued during 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company adopted this ASU effective January 1, 2019 on a modified retrospective basis. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations, or cash flows. As such, the Company did not record a cumulative adjustment to the opening equity balance of accumulated deficit as of January 1, 2019. However, additional disclosures have been added in accordance with the requirements of Topic 606 and are reflected in Note 4 – Revenue from Contracts with Customers.

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

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of March 31, 2020 or in prior periods. Basic net income (loss) per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and Class B Stock for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

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

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers and Company showrooms is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $3.5 million at March 31, 2020 and $6.3 million at December 31, 2019. During the three months ended March 31, 2020, the Company recognized $6.3 million of revenue that was deferred in customer prepayments at December 31, 2019.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

	Three Months Ended March 31,
Channel	2020	2019

Direct-to-consumer	$80,687	$53,764
Wholesale partner	41,688	29,884
Revenues, net	$122,375	$83,648

	Three Months Ended March 31,
Product	2020	2019

Bedding	$114,501	$81,335
Other	7,874	2,313
Revenues, net	$122,375	$83,648

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

5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2020	2019

Raw materials	$18,939	$16,220
Work-in-process	1,610	2,713
Finished goods	22,455	29,485
Inventory obsolescence reserve	(892)	(790)
Inventories, net	$42,112	$47,628

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Equipment	$20,809	$19,761
Equipment in progress	8,152	5,278
Leasehold improvements	7,662	7,040
Furniture and fixtures	4,653	4,252
Office equipment	1,853	1,523
Equipment under capital lease	662	662
Total property and equipment	43,791	38,516
Accumulated depreciation and amortization	(7,699)	(6,537)
Property and equipment, net	$36,092	$31,979

The Company recorded depreciation and amortization related to property and equipment of $1.2 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Co-op advertising, rebates, promotions	$3,139	$5,311
Warranty accrual – current portion	2,419	1,567
Website commissions	1,072	897
Tax Receivable Agreement liability	845	501
Insurance financing	830	350
All other current liabilities	953	914
Total other current liabilities	$9,258	$9,540

8. Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Long-term debt, related-party	$40,391	$39,202
Less: unamortized debt issuance costs and discounts	(3,617)	(3,803)
Total long-term debt, related-party	$36,774	$35,399

Credit Agreement

On February 2, 2018, Purple LLC entered into a Credit Agreement (the “Credit Agreement”) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million. The Credit Agreement was closed and funded in connection with the Closing on February 2, 2018. In conjunction with the Credit Agreement, Global Partner Sponsor I LLC (the “Sponsor”) agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. The Credit Agreement was amended and restated on January 28, 2019 as discussed below.

Amended and Restated Credit Agreement

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed, and the incremental $10.0 million loan was funded on February 26, 2019, and the Company issued to the Incremental Lenders 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Credit Agreement to five years from closing of the incremental loan, lowers the amount allowed for an asset-based loan to $10.0 million, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans from the Lenders not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum and is payable on the last business day of each fiscal quarter, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provides for standard indemnification of the Lenders. Purple LLC continues to be restricted from making annual capital expenditures in excess of $20.0 million and incurring capital lease obligations in excess of $10.0 million at any time outstanding, subject to limited exceptions. As of March 31, 2020, the Company was in compliance with all of the covenants in the Amended and Restated Credit Agreement.

In conjunction with the incremental loan under the Amended and Restated Credit Agreement, the Company paid fees and debt issuance costs in the amount of $0.5 million and $0.3 million, respectively. Additionally, the $4.9 million fair value of the 2.6 million warrants at the time of issuance was included as a component of the loss on extinguishment of debt.

On March 27, 2020 the Company entered into the First Amendment to the Amended and Restated Credit Agreement with the Lenders. The purpose of this Amendment is to allow the Company to defer the remaining 5% of interest for the quarterly payments due March 31 and June 30, 2020 in an effort to reduce its cash disbursements during the COVID-19 impact. Pursuant to the Amendment, the Company is allowed to defer and capitalize the full amount of the interest payments due on March 31, 2020 and June 30, 2020. The Company accounted for the amendment as a modification of existing debt in accordance with ASC 470 - Debt.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

Interest expense related to the Amended and Restated Credit Agreement was $1.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Of the interest expense incurred for the three months ended March 31, 2020, all $1.2 million was paid-in-kind through additions to the principal amount. Of the interest expense incurred for the three months ended March 31, 2019, $0.6 million was paid-in-kind through additions to the principal amount and $0.4 million was paid in cash.

Loss on Extinguishment of Debt

In 2019, the Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million for the three months ended March 31, 2019. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

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

The Company determined the fair value of the Incremental Loan Warrants to be $8.0 million and $21.6 million on March 31, 2020 and December 31, 2019, respectively using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

	March 31,	December 31,
	2020	2019
Trading price of common stock on measurement date	$5.68	$8.71
Exercise price	$5.74	$5.74
Risk free interest rate	0.37%	1.69%
Warrant life in years	3.9	4.2
Expected volatility	44.16%	36.82%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	50.00%	95.00%

The Company recorded a $13.6 million gain on the decrease in fair value of the Incremental Loan Warrants for the three months ended March 31, 2020.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred rent expense	$5,954	$5,115
Warranty accrual	6,104	4,621
Capital leases	485	488
Total other long-term liabilities	12,543	10,224
Less: current portion of long-term liabilities	(2,710)	(1,654)
Other long-term liabilities, net of current portion	$9,833	$8,570

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. No distributions have been made under the Second Purple LLC Agreement in 2019. As of March 31, 2020, the Company has recorded an accrued distributions liability in the amount of $0.3 million, which is anticipated to be distributed in July 2020.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of March 31, 2020, the early termination penalty was $1.0 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases. Office and manufacturing space for its facility in Alpine, Utah is leased from TNT Holdings an entity that prior to the Business Combination was under common control with InnoHold, which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension. The Company leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company also leases another facility in Grantsville, Utah for use as temporary warehouse space. The lease was entered into in May 2019 with a lease term of 4 months which expired in August 2019 with a holdover option on a month to month basis. In June 2019, the Company entered into a lease for the Company factory outlet in Salt Lake City, Utah with a lease term of 36 months and one 5-year extension option. Also in June 2019, the Company entered into a lease for Corporate office space in Lehi, Utah with a lease term of 10 years, an option to early terminate after the eighty-fourth calendar month, and an option for two 5-year extensions. The Lehi lease commenced in November 2019 and the Company moved its headquarters into the building in February 2020. During 2019, the Company entered into leases for Company showrooms in Seattle, Washington, San Diego, California, Santa Clara, California and Santa Monica, California which commenced in October and November 2019, with lease terms of 3 to 16 months without any renewal options. The Company recognizes rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the three months ended March 31, 2020 and 2019, the Company recognized rent expense in the amount of $1.3 million and $0.9 million, respectively. At March 31, 2020, the Company had deferred rent of $6.0 million, of which $0.2 million is short-term and included in other current liabilities and $5.8 million is long-term and included in other long-term liability on the accompanying balance sheet. At March 31, 2019, the Company had deferred rent of $2.6 million all of which is long-term and included in other long-term liabilities on the accompanying balance sheets.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of March 31, 2020, approximately $12.4 million remains on the purchase contract. Based on current usage rates, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of March 31, 2020, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

Subscription Agreement and Preemptive Rights

In February 2018, in connection with the Business Combination, the Company entered into a subscription agreement with CCP and Blackwell, pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A Stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A Stock to CCP, Blackwell, and CDF. The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A Stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A Stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

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

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into a Registration Rights Agreement with InnoHold and the Parent Representative (the “InnoHold Registration Rights Agreement”). Under the InnoHold Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Common Stock issued in exchange for the equity consideration received in the Business Combination) (the “Registrable Securities”). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total). Pursuant to the InnoHold Registration Rights Agreement, the Company filed a registration statement on Form S-3 that was declared effective on November 8, 2019, pursuant to which InnoHold, Tony Pearce and Terry Pearce sold 11.5 million shares of Class A Common Stock. On March 10, 2020, the Company filed a second registration statement on Form S-3 covering the resale of 18.0 million shares of Class A Common Stock by InnoHold, but such registration statement has not yet been declared effective.

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the Closing, the Company entered into an exchange agreement with Purple LLC and InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who also agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC. See Note 16 — Equity Compensation Plans.

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

During the three months ended March 31, 2020, 1.1 million Paired Securities were exchanged for shares of Class A Stock.

Maintenance of One-to-One Ratios

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleges that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen alleges that Purple LLC’s failure to convey to him a 4% equity interest in the company constitutes a breach of that oral agreement, and Mr. Knudsen claims damages of $10.75 million, based on his calculation of the value of a 4% interest in Purple LLC. In the alternative, Mr. Knudsen seeks declaratory relief that he owns the 4% equity position in Purple LLC. Purple LLC denies that it reached an agreement with Mr. Knudsen for him to assume the role of chief executive officer and denies that it reached an agreement to provide equity to Mr. Knudsen. Purple LLC believes that Mr. Knudsen’s lawsuit is without merit and is vigorously contesting it. The Company maintains insurance to defend against claims of this nature, which management believes is adequate to cover the cost of its defense of Mr. Knudsen’s claims. Fact discovery and expert discovery in this matter has been completed. In October 2019, Purple LLC moved for summary judgment on Mr. Knudsen’s claims, and the court will hear oral argument on that motion in May 2020.

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense recently brought a motion to strike that was resolved on consent.  Pleadings are now closed, and the action will proceed under case management.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are also Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million pursuant to the Credit Agreement entered into as part of the Business Combination. In conjunction with the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, two of the Lenders agreed to provide an incremental loan of $10.0 million (see Note 10 – Long-term Debt, Related-party). The Lenders in aggregate had $40.4 million in principal borrowings outstanding as of March 31, 2020, comprised of $35.0 million in original loan amount and $5.4 million in capitalized interest. Pursuant to the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the three months ended March 31, 2020. The Company made a cash interest payment of $0.4 million during the three months ended March 31, 2019. As part of the Amended and Restated Credit Agreement, CCP and Blackwell were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments.

In February 2018, in connection with the Business Combination, the Company entered into a subscription agreement with CCP and Blackwell, pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A Stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6  million shares of Class A Stock to CCP, Blackwell, and CDF. The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A Stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A Stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

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

TNT Holdings owns the Alpine facility Purple LLC leases. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.2 million and $0.3 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended March 31, 2020 and 2019, respectively. The Company has been leasing its headquarters facility in Alpine, Utah from TNT Holdings since 2010. The Company has leased a new facility in Lehi, Utah and moved its headquarters into that building in February 2020. The Company intends to continue to lease the building in Alpine, Utah from TNT Holdings and use it for production, research and development and video production.

During the three months ended March 31, 2020, 1.1 million Paired Securities have been exchanged for Class A Stock by entities and certain current and former employees of the Company who received distributions of such Paired Securities from InnoHold.

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At March 31, 2020, 23.6 million shares of Class A Stock were outstanding.

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During the three months ended March 31, 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty trading day period. Accordingly, the shares of Class A Stock are no longer subject to vesting or forfeiture.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At March 31, 2020, 30.3 million shares of Class B Stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2020, there were no shares of preferred stock outstanding.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. During the three months ended March 31, 2020, one exercise of warrants occurred for a de minimis amount. At March 31, 2020, approximately 28.3 million warrants remain outstanding.

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

In the event of a “fundamental transaction” as defined in the warrant agreement, the holder will have the right to purchase and receive the same kind and amount of consideration receivable by the stockholders of the Company upon the occurrence of such fundamental transaction. The warrant agreement requires the Company to cause the surviving company in a fundamental transaction, to assume the obligations of the Company under the Incremental Loan Warrants. In addition, a clause in the Incremental Loan Warrant Agreement states, upon the occurrence of a fundamental transaction, that the holders of the Incremental Loan Warrants may elect to either (i) have the exercise price of the warrant reduced by the Black-Scholes value of the Incremental Loan Warrants (as set forth in the Incremental Loan Warrants Agreement) or (ii) cause the Company or its successor to repurchase all or a portion of the Incremental Loan Warrants at the Black-Scholes value (as set forth in the Incremental Loan Warrants). In addition, upon the occurrence of any of the additional following events: (1) acquisition of 25% or more of the total voting power of all the securities of the entity by any one person or group of affiliated persons or entities; (2) Tony Pearce or Terry Pearce individually or together ceasing to beneficially own at least 50% of the voting securities of the Company; or (3) the Board of Directors ceasing to be comprised of a majority of independent directors as defined under NASDAQ rules, the exercise price of the warrant will be reduced by a value based upon a formula model established in the agreement. As a result of these clauses, the Incremental Loan Warrants embody an obligation to repurchase the Company’s equity shares, or is indexed to such an obligation, and may require the Company to settle the obligation by transferring assets. As such, the Incremental Loan Warrants are classified as liabilities under ASC 480 - Distinguishing Liabilities from Equity.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At March 31, 2020, the combined NCI percentage in Purple LLC was approximately 56%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

As of March 31, 2020, the Company has recorded a full valuation allowance on its net deferred tax assets. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that its net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a valuation allowance was recorded in the year ended December 31, 2019, and the Company continues to be in a full valuation allowance position for the three months ended March 31, 2020.

The Company currently estimates its annual effective income tax rate to be 1.0%. The effective tax rate for the Company differs from the federal rate of 21% primarily due to (1) a full valuation allowance, (2) NCI in Purple LLC that is allocated to InnoHold and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

For the three months ended March 31, 2020, the Company has recorded an income tax benefit in the amount of $0.3 million due to the normal accrual of income taxes using the annual effective tax rate approach, offset by discrete tax benefits related to the effects of the CARES Act discussed below

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the three months ended March 31, 2020, relating to increased 2019 NOL utilization and tax benefits from NOL carrybacks. We have recorded a discrete benefit of $0.5 million in our income tax provision for the three months ended March 31, 2020 related to the CARES Act.

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

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of 13.7 million life to date exchanges of Class B Units for Class A Stock, the potential future TRA Liability is $37.5 million, which has not been recorded due to the valuation allowance on the deferred tax assets, with the exception of $0.8 million as the Company has realized cash tax benefits under the Tax Receivable Agreement.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2020, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

Early Warning of Possible Valuation Allowance Reversal in Future Periods

The Company recorded a valuation allowance against all of the deferred tax assets as of March 31, 2020 and December 31, 2019. The Company intends to continue maintaining a full valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. In addition, the full potential future TRA Liability will be required to be recognized. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

15. Net Income (Loss) Per Common Share

The Business Combination was structured similar to a reverse recapitalization by which the Company issued stock for the net assets of Purple LLC accompanied by a recapitalization. The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss) (numerator):
Net income (loss) attributable to Purple Innovation, Inc.-basic	$8,835	$(130)
Less: dilutive effect of change in fair value liabilities	(5,958)	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$2,877	$(130)
Weighted average shares (denominator):
Weighted average shares—basic	22,675	8,437
Add: dilutive effects of equity awards	1,390	—
Add: dilutive effects of incremental warrants	1,262	—
Weighted average shares—diluted	25,327	8,437
Net income (loss) per common share:
Basic	$0.39	$(0.02)
Diluted	$0.11	$(0.02)

For the three months ended March 31, 2020, the Company excluded 31.3 million Paired Securities convertible into shares of Class A Stock, 14.2 million shares of Class A Stock issuable upon conversion of certain Company warrants and stock options and 0.1 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive. For the three months ended March 31, 2019, the Company excluded 44.1 million Paired Securities convertible into shares of Class A Stock, 17.7 million shares of Class A Stock issuable upon conversion of the Company’s warrants and 1.3 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of March 31, 2020, approximately 2.3 million shares remain available under the 2017 Incentive Plan.

Class A Common Stock Awards

In March 2020, the Company granted a restricted stock award under the Company’s 2017 Equity Incentive Plan to the Company’s independent Board advisor and GPAC observer. The stock award vests in March 2021. As this award includes a service condition, the estimated fair value of the restricted stock is measured on the grant date and is recognized over the service period. The Company determined that the fair value of the restricted stock on the grant date was immaterial.

Employee Stock Options

During the three months ended March 31, 2020, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have an exercise price of $12.76 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the options granted during the three months ended March 31, 2020 using the Black Scholes method with the following assumptions:

Fair market value	$8.02
Exercise price	$12.76
Risk free interest rate	0.61%
Expected term in years	3.56
Expected volatility	38.28%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of March 31, 2020:
Options outstanding as of January 1, 2020	2,136	$6.95	4.3	$—
Granted	25	12.76	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(20)	6.51	—	—
Options outstanding as of March 31, 2020	2,141	$7.03	4.1	$—

Outstanding and exercisable stock options as of March 31, 2020 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	250	3.89	68	$3.89	$—
5.95	538	3.50	191	3.50	—
6.51	338	4.14	85	4.14	—
6.65	200	4.11	—	—	—
8.07	8	4.41	—	—	—
8.17	325	4.50	81	4.50
8.32	250	4.25	—	—	—
12.76	25	4.95	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.2 million and $0.1 million in stock-based compensation expenses related to stock options during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $2.7 million of total unrecognized stock compensation cost with a remaining recognition period of 3.0 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. As of March 31, 2020, 1.1 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders. A small number of Paired Securities remain subject to vesting contingent upon such current employees’ continued employment with the Company.

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

(in thousands)	Three Months Ended March 31,
Non-Cash Stock Compensation	2020	2019

Cost of revenues	$35	$—
Marketing and sales	60	—
General and administrative	151	73
Research and development	4	—
Total non-cash stock compensation	$250	$73

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

18. Subsequent Events

On April 2, 2020, Mary Harper, an individual purporting to reside in Montana, filed a class action complaint against Purple Inc. in the United States District Court District of Montana, Billings Division. Ms. Harper alleges Purple Inc. sent her text message advertisements to her cellular telephone and the cellular telephones of numerous other individuals across the country in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). Purple Inc. does not engage in any telephone-based marketing communication either directly or through third party affiliates. Purple LLC, a subsidiary company of Purple Inc., is the operational, branding, and marketing company associated with the Purple brand. At all times, Purple LLC maintained, and continues to maintain, strict compliance with telephone marketing laws and only communicates with individual who have provide written consent through a double opt-in process. Purple Inc., and Purple LLC if added as a defendant, maintain that Ms. Harper’s lawsuit is without merit and will vigorously contest it.

On April 23, 2020, the Company and TNT Holdings entered into an amendment to the lease agreement on the Alpine, Utah facility. Under the current lease, TNT Holdings is allowed to charge the cost of the commercial general liability insurance to the Company. This amendment gives the Company an insurable interest that allows the Company to obtain the insurance directly, thereby controlling the cost of insurance, and name TNT Holdings as a co-insured.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  These risks include the evolving impact and duration of the COVID-19 pandemic. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020.

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

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and our Company showrooms.

 COVID-19 Pandemic Developments

The COVID-19 pandemic has recently had adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we are practicing social distancing and increasing sanitizing standards.

We have experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives have occurred in most U.S. states. Also, we have temporarily closed our three showrooms in California in compliance with locally mandated shelter-in-place requirements. We continue to serve customers through our DTC channel, and during the first quarter of 2020, some consumer demand for our premium, differentiated product offering shifted to our DTC channel. In response, we have refocused our efforts back to our DTC core competencies resulting in an acceleration in DTC channel sales across all of our product categories in the last half of March through April. This increase in DTC demand has produced DTC growth of 50% over the prior year first quarter, partially offsetting declines from our 2020 forecast in our wholesale channel. There can be no assurance that this trend of increased demand through our DTC channel will continue.

This increase in DTC demand allowed us to work through a portion of our on-hand inventory. Given the difficulty in predicting how long this pandemic will persist and its full impact, we continue to look at all opportunities to preserve liquidity. This included taking advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and tightly manage labor costs, including temporarily furloughing roughly 35% of our permanent workforce. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

The Company has temporarily deferred 25% of the cash compensation of Senior Executives and all the cash compensation of the Board of Directors. In addition, in March 2020 we entered into an amendment to our Amended and Restated Credit Agreement to allow the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In addition, we are temporarily reducing our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions until we have better visibility into when conditions normalize. Other proactive steps have been taken to carefully manage cash in response to the rapidly changing circumstances. We anticipate being able to start paying deferred compensation and moving forward with capital spend on certain growth initiatives during the second quarter. The Company intends to proceed cautiously and continue to take proactive steps to manage cash and respond quickly and prudently to new COVID-19 related circumstances.

Our supply chain has not as yet been significantly affected by COVID-19. Currently, our domestic suppliers are able to continue operations and provide necessary materials when needed. Suppliers in China were temporarily closed as a result of the pandemic but we had sufficient inventory on hand. Many of our suppliers resumed production in March and are able to supply materials as needed. As a result, we don’t expect supply to have a material impact on our ability to meet anticipated demand.

After a brief decline in late March, DTC orders began to accelerate in early April and remained strong throughout the month, resulting in an increase of over 170% to approximately $54 million compared with the same month last year. Wholesale orders were down approximately 45% from April 2019, however, orders from our wholesale partners are starting to resume. In order to meet demand, we terminated our temporary furlough for almost all manufacturing personnel and restarted our manufacturing operations. We are currently operating at nearly full capacity to meet current demand and in anticipation of the Memorial Day promotion period. We have also partnered with the Brands for Better coalition, committing 10% of net proceeds in April, raising approximately $0.3 million towards the production of approximately 1,000 specialty beds to relieve shortages in care facilities nationwide due to COVID-19. These specialty beds will be produced in our facilities.

Although each of the remedial measures was taken by the Company to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facility and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from our DTC business and eventual resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Operating Results for the Three Months Ended March 31, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended March 31,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$122,375	100.0%	$83,648	100.0%
Cost of revenues	69,193	56.5	49,579	59.3
Gross profit	53,182	43.5	34,069	40.7
Operating expenses:
Marketing and sales	36,684	30.0	24,017	28.7
General and administrative	7,548	6.2	4,565	5.5
Research and development	1,445	1.2	690	0.8
Total operating expenses	45,677	37.3	29,272	35.0
Operating income	7,505	6.1	4,797	5.7
Other income (expense):
Interest expense	(1,389)	(1.1)	(1,144)	(1.4)
Other income (expense), net	(32)	0.0	229	0.3
Loss on extinguishment of debt	—	—	(6,299)	(7.5)
Change in fair value – warrant liabilities	13,633	11.1	1,697	2.0
Total other income (expense), net	12,212	10.0	(5,517)	(6.6)
Net income (loss) before income taxes	19,717	16.1	(720)	(0.9)
Income tax benefit	284	0.2	—	—
Net Income (loss)	20,001	16.3	(720)	(0.9)
Net income (loss) attributable to noncontrolling interest	11,166	9.1	(590)	(0.7)
Net income (loss) attributable to Purple Innovation, Inc.	$8,835	7.2	$(130)	(0.2)

Revenue

Total net revenue increased $38.7 million, or 46.3%, to $122.4 million for the three months ended March 31, 2020 from $83.6 million for the three months ended March 31, 2019 due mainly to a $23.0 million increase in mattress sales, a $10.2 million increase in top of mattress sales and a $5.5 million net increase in other products. The increase in bedding revenue was primarily attributable to a 50.0% increase in our direct-to-consumer revenue and a 39.5% increase in wholesale revenue driven by a 100% increase in third-party stores that sold our products as compared to the same period last year.

Cost of Revenues

The cost of revenues increased $19.6 million, or 39.6%, to $69.2 million for the three months ended March 31, 2020 from $49.6 million for the three months ended March 31, 2019. The increase was primarily due to a $9.9 million increase in direct material costs, a $5.6 million increase in labor and overhead, and a $4.1 million increase in other costs, all associated with increased mattress sales. The gross profit percentage increased to 43.5% of net revenues in 2020 from 40.7% in 2019. The increase was primarily driven by efficiencies in operations and logistics and higher margins due to product and channel mix.

Marketing and Sales

Marketing and sales expenses increased $12.7 million, or 52.7%, to $36.7 million for the three months ended March 31, 2020 from $24.0 million for the year ended March 31, 2019. The increase was primarily due to an $8.2 million increase in advertising costs, a $2.5 million increase in other marketing and sales expenses, and a $2.0 million increase in marketing salaries related to an increase in personnel. The marketing and sales expense as a percentage of net revenue was 30.0% for the three months ended March 31, 2020. This is an increase from 28.7% for the three months ended March 31, 2019 due to lower marketing expenses incurred during the three months ended March 31, 2019 as a result of shifting of marketing expenses until later in 2019.

General and Administrative

General and administrative expenses increased $3.0 million, or 65.3%, to $7.5 million for the three months ended March 31, 2020 from $4.6 million for the three months ended March 31, 2019. The increase was primarily due to a $1.7 million increase in salaries related to an increase in personnel, $0.8 million increase in software subscriptions, legal fees and a new corporate building lease and $0.5 million increase in all other expenses.

Research and Development

Research and development costs increased $0.8 million, or 109.4%, to $1.4 million for the three months ended March 31, 2020 from $0.7 million for the three months ended March 31, 2019. The increase was primarily due to a $0.6 million in amortization of a one-year license agreement for innovative technology and a $0.2 million increase in salaries and wages and other R&D expenses as we added resources for new product innovation.

Operating Income

Operating income increased $2.7 million, or 56.5%, to $7.5 million for the three months ended March 31, 2020, from operating income of $4.8 million for the three months ended March 31, 2019. The increase was primarily due to increased sales and improved operational efficiencies, partially offset by increases in advertising and operating expenses.

Interest Expense

We incurred $1.4 million in interest expense for the three months ended March 31, 2020 including $1.2 million related to the Amended and Restated Credit Agreement and $0.2 million in other interest. The Amended and Restated Credit Agreement had an outstanding principal balance of $40.4 million at March 31, 2020. Interest accrues at a fixed rate of 12% and we have been historically capitalizing 7% interest and paying 5% interest in cash. In March 2020, we signed the first amendment to the Amended and Restated Credit Agreement that allows the Company to capitalize the full 12% interest, or approximately $1.2 million for the two quarterly payments due March 31 and June 20, 2020. This was part of an effort to reduce cash disbursements during the current COVID-19 pandemic. Interest expense was $1.1 million for the three months ended March 31, 2019. The portion relating to the Amended and Restated Credit Agreement was $1.0 million of which $0.6 million was paid-in-kind through additions to the principal amount and $0.4 million was paid in cash. In addition, we incurred discounts and debt issuance costs related to the debt in the amount of $0.1 million which was amortized to interest expense as non-cash interest.

Loss on Extinguishment of Debt

In February 2019, in conjunction with the Incremental Loan under the Amended and Restated Credit Agreement, we determined that the amended debt terms resulted in substantially different terms for a portion of the existing debt and therefore was required to be accounted for as an extinguishment of a portion of the existing debt. Accordingly, we recognized a non-cash loss on the extinguishment of a portion of the existing debt of approximately $6.3 million. This was a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the Incremental Loan Warrants issued.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. A decrease in fair value for the three months ended March 31, 2020 resulted in a non-cash gain in the amount of $13.6 million recorded in earnings for the period. The decrease in the fair value of the Incremental Loan Warrants as of March 31, 2020 was due primarily to the decrease in our stock price and a change in probability that the Pearces will reduce their ownership interest below 50% triggering a change in the exercise price of the outstanding Incremental Loan Warrants.

Income Tax Benefit

Our income tax benefit was $0.3 million for the three months ended March 31, 2020, compared to no income tax expense for the three months ended March 31, 2019. Our tax benefit for 2020 is due to the normal accrual of income taxes using the AETR approach, offset by discrete tax benefits related to the effects of the CARES Act.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At March 31, 2020, this ownership percentage was approximately 56%, a decrease from approximately 82% at March 31, 2019. This decrease was the result of the exchange of 13.7 million Paired Securities for Class A Stock since March 31, 2019, mostly attributed to InnoHold’s secondary public offering concluded in November and December 2019.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. We had working capital of $30.3 million as of March 31, 2020, and we had working capital of $27.3 million as of December 31, 2019. During the three months ended March 31, 2020, our accounts receivable decreased by $5.4 million mainly due to a decrease in our wholesale revenue and our accounts payable decreased by $13.1 million due to the timing of payments. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment and expanding capacity. Our cash used for capital expenditures was $4.5 million for the three months ended March 31, 2020. We financed these capital expenditures through cash provided by operating activities. As a result of the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic. Given the difficultly in predicting how long this pandemic will persist and its full impact, we continue to look at all opportunities to preserve liquidity. We are temporarily reducing our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions until we have better visibility into when conditions may normalize. Other proactive steps have been taken to carefully manage cash and quickly and prudently respond to the rapidly changing circumstances including temporarily furloughing a portion of our permanent workforce, temporarily deferring a portion of the cash compensation of Senior Executives and all the cash compensation of members of our Board of Directors, and limiting other discretionary expenses. We also entered into an amendment to our Amended and Restated Credit Agreement to allow the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In addition, our receivables from our wholesale partners remain healthy. Most of our wholesale partners continue to make payments in accordance with their original contract terms and remain current on their outstanding balances. As a result of our precautionary measures, continued payments from wholesale customers, and our strong DTC sales, our cash balance at April 30, 2020 was $62.5 million. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, along with ongoing cash generated from our DTC business and eventual resumption and ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. While we may determine to apply for certain relief programs provided under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

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

Debt service for the three months ended March 31, 2020 totaled $1.2 million and consisted of interest paid in-kind on the Amended and Restated Credit Agreement as well as principal and interest payments on certain capital leases.

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

If cash flow from operations or available financing under the Amended and Restated Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from the COVID-19 pandemic and approval from the Lenders. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The U.S. government has recently announced that it is establishing a Main Street Lending Program to support lending to small and medium-sized businesses. However, there is no guarantee that we will be eligible to participate in such program or that, if we are eligible to participate, that we will receive any benefits under this program. Further, the Main Street Lending Program imposes restrictions on how funds received are used that would limit our ability to operate our business. The restrictive covenants in the Amended and Restated Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the Lenders may not agree to lend us additional funds. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings, including under the Amended and Restated Credit Agreement, may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under Tax Receivable Agreement. As of March 31, 2020, the estimated future payments under the Tax Receivable Agreement are $37.5 million. The liability has not been recorded as of the three months ended March 31, 2020 due to a full valuation allowance on the deferred tax asset representing the step-up in tax basis resulting from the exchanges thus far. However, in 2019 and 2020, the Company realized cash tax benefits under the Tax Receivable Agreement. As such, we have recorded a Tax Receivable Agreement liability of $0.8 million.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

The following summarizes our cash flows for the three months ended March 31, 2020 and 2019 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(261)	$(8,290)
Net cash used in investing activities	(6,848)	(996)
Net cash provided by financing activities	9	9,236
Net decrease in cash	(7,100)	(50)
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$26,378	$12,182

Three months ended March 31, 2020 Compared to the Three months ended March 31, 2019

Cash used in operating activities was $0.3 million for the three months ended March 31, 2020, a decrease of $8.0 million from cash used in operating activities of $8.3 million during the three months ended March 31, 2019. This decrease in cash used by operations was due mainly to increased operating income, a decrease of $5.5 million in inventory and a decrease of $5.4 million in accounts receivable partially offset by a $13.2 million decrease in accounts payable during the three months ended March 31, 2020 compared to lower operating income, an increase of $9.4 million in accounts receivable and an increase in inventory of $2.4 million during the three months ended March 31, 2019 Operating income increased $2.7 million for the three months ended March 31, 2020 over the three months ended March 31, 2019 as a result of improved operational efficiencies and lower costs in production.

Cash used in investing activities was $6.8 million for the three months ended March 31, 2020, an increase of $5.8 million from cash used in investing activities of $1.0 million during the three months ended March 31, 2019. This increase is due mainly to the increase in purchases of property and equipment and a one-year license agreement.

Cash provided by financing activities was $0.0 million in the three months ended March 31, 2020, a decrease of $9.2 million from cash provided by financing of $9.2 million during the three months ended March 31, 2019. The cash provided in 2019 was due to the $10.0 million in funds received from the Amended and Restated Credit Agreement, partially offset by $0.8 million in debt issuance cost and other financing payments.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

In April 2020, the Company and TNT Holdings entered into an amendment to the lease agreement on the Alpine, Utah facility. Under the current lease, TNT Holdings is allowed to charge the cost of the commercial general liability insurance to the Company. This amendment gives the Company an insurable interest that allows us to obtain the insurance directly, thereby controlling the cost of insurance, and name TNT Holdings as a co-insured. The amendment is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 11 — Commitments and Contingencies and Note 18 – Subsequent Events to the condensed consolidated financial statements contained in this report and to Part I, Item 3 of our Annual Report on Form 10-K filed on March 11, 2020 for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020.

The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect aspects of our business operations, including, among other things, our supply chain, workforce, and liquidity.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations will negatively impact our business, operating results and financial condition. There is a risk that government actions, or lack thereof, will not be effective at containing COVID-19, and that government actions or inactions, including the orders and restrictions described above and premature lessening of those restrictions, that are intended to contain the spread of COVID-19 while also minimizing harm to the economy, will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of the COVID-19 pandemic’s impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. While we have taken certain actions to manage our available cash, including temporarily reducing production schedules to match demand, temporarily furloughing a portion of our workforce, temporarily deferring 25% of the cash compensation of our Senior Executive and all cash compensation of our Board of Directors, and temporarily delaying non-maintenance capital expenditure projects and investments in non-essential initiatives, there is no guarantee that such measures will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 pandemic on our business and operating results. In addition, there is a risk that such actions could limit our ability to timely respond to changes in consumer demand for our products. Further, if we are unable to complete capital expenditure projects or investments in the future, we will be unable to grow our business, and our results of operations and financial condition will be adversely affected.

Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our products. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability. In addition, the government responses to COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient to mitigate the adverse impact of COVID-19 on our business. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.

Even after initial quarantines and other government restrictions are scaled back, there is risk that we will be unable to return to normal production and operations in a timely manner, due to, among other things, disruptions and delays in our supply chain, reduced demand in our wholesale and DTC channels, and difficulties in ramping up our own operations. We may also experience disputes with our suppliers and/or customers as a result of such difficulties. Further, there may be subsequent outbreaks of COVID-19 that could disrupt our operations. In addition, as employees return to work, we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our facilities.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Customer demand for and our ability to sell and market our products, particularly within our wholesale business, have been and we expect will continue to be adversely affected by the COVID-19 pandemic and responses thereto.

The COVID-19 pandemic has created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and has resulted in a contraction of our wholesale business due to temporary shutdowns of non-essential businesses and shelter-at-home directives in most U.S. states. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic it could adversely affect our business or operating results.

If sales in our wholesale channel continue at depressed levels or further decline, including as a result of stay-at-home orders or temporary closures of our wholesale partners’ stores, our business will be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while in the quarter ended March 31, 2020 we experienced an increase in demand for our products through our DTC channel, there can be no guarantee that sales through our DTC channel will continue to increase or will not decline.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business.

While we may determine to apply for programs available under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

In addition to the CARES Act in connection with the COVID-19 pandemic, the U.S. government and state/local governments may offer programs intended to assist employers. We may fail to qualify for or take advantage of such COVID-19 relief programs, which may have a negative impact on our business. In the event we obtain financing through a government COVID-19 stimulus program, such financing may impose additional restrictions on our business and how those funds are used, such as bringing employees back from furlough even if production levels remain reduced, restrictions on the payment of distributions or dividends and limits on executive pay that could adversely affect our ability to recruit and retain qualified key employees.

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business.

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and our needs change, we may need to negotiate a termination or modification of this lease, and we have recently amended this lease to shift responsibility from TNT Holdings to the Company for arranging certain types of insurance. We have leased a new facility in Lehi, Utah and moved our headquarters into that building during the first quarter 2020. We currently intend to continue to lease the building in Alpine, Utah from TNT Holdings and use it as a facility for production, research and development and video productions. We also may at some time purchase this Alpine facility from TNT Holdings. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property. Although we expected this tangible property to be either removed or identified and separated in 2019, this has not yet occurred. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between the Company and Tony and Terry Pearce over this lease, or ownership of the property located at this facility.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. As these third-party license obligations end all rights under the license revert to the Company. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels in which we were selling our products. One of these third parties is now a domestic competitor of ours, as it now sells mattresses through some of the same retailers through which we also sell our products. This competitor’s sales revenues are increasing, resulting in increasing royalties paid to EdiZONE from this licensee. Another third-party licensee may make it difficult for us to expand into certain geographic regions, such as the European Union. Casey McGarvey, our Chief Legal Officer, is also entitled to receive a small percent of such royalties from EdiZONE related to these third-party licenses, in accordance with a small investment made in EdiZONE years before the Business Combination. While the current license back to EdiZONE, as recently amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to our competitors, may lead to conflicts of interest between us and our insiders receiving royalties. At the time this agreement with EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden our rights and narrow EdiZONE’s rights with the approval of our independent directors.

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

In connection with the Business Combination, Purple LLC also entered into a Credit Agreement with certain lenders which was guaranteed by Purple Inc. The lenders also are stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded. On March 27, 2020, this Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. The exercise of rights under this Amended and Restated Credit Agreement by the Lenders may create conflicts of interest between us and Mr. Gray. Should additional credit be granted under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional incremental warrants on similar terms which could cause additional dilution of all shareholders’ interests.

Disruption of operations in either of our two manufacturing facilities, including as a result of pandemics or natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. Although we can produce some of our products at both sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, such as through a closure related to the COVID-19 pandemic or the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because both of our manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business. On March 18, 2020, Magna, Utah was the epicenter of a 5.7 magnitude earthquake that was felt approximately 20 miles away at our Grantsville, Utah manufacturing plant but not felt at our Alpine, Utah manufacturing plant. Since that date, there have been approximately one-thousand aftershocks. Though no damage occurred at either manufacturing plant from the 5.7 earthquake or its aftershocks, continued or increased earthquake activity in the area could disrupt manufacturing and other operating activities, which could adversely affect our business.

We operate in a highly competitive Comfort Industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The Comfort Industry market is highly competitive and fragmented. We face competition from many manufacturers (including competitors that primarily manufacture and import from China and other low-cost countries), traditional brick-and-mortar retailers and online retailers, including direct-to-consumer competitors. Participants in the Comfort Industry compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels. The highly competitive nature of the Comfort Industry means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

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

One competitor, which has been a licensee of EdiZONE for over fifteen years, uses substantially similar technology to our Hyper-Elastic Polymer  material and Purple Grid in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor has been growing its sales and now distributes its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. The continuing growth of this single competitor could adversely affect our business.

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

The results of the U.S. Department of Commerce’s antidumping investigation could have a negative impact on our planned growth and future results of operations.

The U.S. Department of Commerce (the “Department”) previously opened an antidumping investigation into whether mattresses imported from China are being sold into the United States at below fair market value. The investigation results from a petition filed by U.S. mattress manufacturers claiming that in recent years Chinese exporters have unfairly made large gains in market share by undercutting prices. On May 29, 2019, the Department made a preliminary determination to impose import duties on Chinese exporters. On October 18, 2019, the Department made its final determination imposing import duties on exporters of Chinese mattresses. The U.S. International Trade Commission (the “ITC”) made its final injury determination on December 9, 2019. On December 16, 2019, the Department issued an antidumping duty order directing the U.S. Customs and Border Protection (“CBP”) to assess, upon further instruction by the Department, antidumping duties equal to the amount by which the normal value of the merchandise exceeds the export price, or constructed export price, of the subject merchandise for all relevant entries of mattresses from China. However, if the antidumping duties do not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, or if the import duties enacted by the Department or the antidumping order issued by the ITC are removed, rescinded, or modified, we could experience or continue to experience a negative impact on our planned growth and the future results of operations.

In addition, in March 2020 several U.S. mattress manufacturers and two labor unions announced that they filed seven antidumping duty petitions and one countervailing duty petition with the Department charging that unfairly traded imports of finished mattresses from eight countries are causing material injury to the U.S. mattress industry. If the Department fails to open an investigation or fails to impose antidumping duties on the named exporting countries, we could experience continued negative impact on our planned growth and future results of operations.

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

We have complied with CPSC regulations to voluntarily report our discovery of a potential defect in an accessory product supplied to us and some of our competitors by third parties which has resulted in some failures of the product to perform as intended and which could be determined to be a substantial product hazard for our customers. A handful of minor injuries have been reported, although no serious injuries have been substantiated as a result of such failures. We temporarily stopped selling this product while we investigated and worked with the CPSC to make sure appropriate action is taken. We independently developed an improvement to ensure that this product functions properly for the intended useful life, and the CPSC has concluded that we may implement our improvement on products previously purchased by our customers and in inventory. As a result, we will make this improvement available to our customers and begin selling this accessory product again. We anticipate at this time 50% of our customers who purchased this product will desire to receive our improvement which we will ship to them at no cost. Since we will incur the cost of this improvement, if our estimate is too low, we may incur additional expenses. Contacting customers with this improvement also may result in an increase in warranty claims or claims of injury or damage prior to receiving the improvement that has not yet been communicated to us. If a customer is harmed by a product failure there also could be litigation and expenses related to a claim of personal injury, which could harm our brand and reputation and negatively affect our operating results.

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

In connection with the Closing of the Business Combination, the founders, Tony and Terry Pearce, through InnoHold control the majority of the shares of Class B Stock of the Company which constituted over 56% of all ownership interests in the Company at March 31, 2020. The founders already have exchanged 11.5 million of their Class B Stock for Class A Stock and sold them. Also, at this time, CCP and Blackwell own a substantial percentage of the shares of Class A Stock of the Company and warrants for additional Class A Stock. Any of these shareholders may choose to sell shares of common stock. The founders particularly may decide to liquidate additional large portions of their interests. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

There has not been an active trading market for our Class A Stock until recently. The trading volume of our Class A Stock has been relatively low on average, and only recently has been increasing, and a return to low trading volume could make it more difficult to sell a substantial number of shares at any point in time. This risk related to the lack of an active trading market also may make it more difficult for any shareholder to sell their shares, and until an active trading market becomes sustainable, it may make our stock less desirable to investors. InnoHold, CCP, Blackwell and CDF, who hold most of our common stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. In March 2020, the Company filed a registration statement relating to a secondary offering by InnoHold, which registration statement has not yet been declared effective. After such registration statement was filed, the price of our Class A Stock declined. Uncertainty relating to the timing and number of shares involved in any offering by InnoHold under such registration statement may lead to uncertainty in the market and continued downward pressure on the price of our Class A Stock. Further, if the registration statement is declared effective and InnoHold determines to sell shares of Class A Stock thereunder, the number of shares actually sold may be insufficient to support an active market for our Class A Stock or may cause the price of our Class A Stock to decline.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and our ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of March 31, 2020, Purple LLC had total debt of $40.9 million outstanding, comprised of $40.4 million outstanding under the Amended and Restated Credit Agreement and $0.5 million in capital lease obligations. Under the existing Amended and Restated Credit Agreement, we were allowed to defer 7% of the 12% quarterly interest payments and add those deferred payments in the outstanding debt balance. In March 2020, Purple LLC entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”). The purpose of this Amendment is to allow Purple LLC to defer the remaining 5% of interest for the quarterly payments due March 31 and June 30, 2020 in an effort to reduce cash disbursements during the current COVID-19 pandemic. Pursuant to the Amendment, we are allowed to defer and capitalize the full amount of the interest payments due on March 31, 2020 and June 30, 2020. The Amendment will increase the total debt outstanding by approximately $1.1 million.

Our level of indebtedness could have important consequences to stockholders. For example, it could:

●	make it more difficult to satisfy our obligations with respect to our indebtedness, resulting in possible defaults on, and acceleration of, such indebtedness;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a substantial portion of our cash flows from operations to payments on indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of its business;

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise; and

●	place us at a potential competitive disadvantage compared to our competitors that have less debt.

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

InnoHold and other owners of Class B Units and shares of Class B Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock for shares of Class A Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of March 31, 2020, there have been 13.7 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of March 31, 2020, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the exchange of 13.7 million Paired Securities was approximately $37.5 million. Due to the full valuation allowance position of the Company, the potential Tax Receivable Agreement liability of $37.5 million has not been recorded with the exception of $0.8 million recorded as of March 31, 2020. This current Tax Receivable Agreement liability is the result of the Company’s realization of a portion of the tax benefit generated by the tax basis step-up adjustment. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

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

For illustrative purposes, if all of the 30.3 million Paired Securities outstanding as of March 31, 2020 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock were equal to $12.80 per share (the closing price of a share of our Class A Stock on May 8, 2020), our aggregate liability under the Tax Receivable Agreement would be, in addition to the estimated $37.5 million liability described above, approximately $138.4 million payable in estimated amounts ranging from $4 million to $9 million over a 15-year period. Of that approximately $138 million amount, approximately $97.2 million relates to the exchange of Paired Securities for the 29.2 million shares of Class A Stock into which the Paired Securities currently held by InnoHold are exchangeable. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the next 15 tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1*	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020
10.2 (1)	First Amendment to Amended and Restated Credit Agreement dated March 27, 2020.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed March 30, 2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	May 11, 2020	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)