Form 10-Q
period 2020-06-30
Purple Innovation, Inc.
filed 2020-08-14
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

(801) 756-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	PRPLW	The NASDAQ Stock Market LLC

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

As of August 10, 2020, 36,626,348 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 17,381,935 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$95,402	$33,478
Accounts receivable, net	19,029	28,692
Inventories, net	39,821	47,628
Prepaid inventory	2,175	879
Other current assets	5,195	3,442
Total current assets	161,622	114,119
Property and equipment, net	38,285	31,979
Intangible assets, net	2,320	1,101
Deferred income taxes	100,643	—
Other long-term assets	525	525
Total assets	$303,395	$147,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$51,424	$50,240
Accrued sales returns	11,949	7,271
Accrued compensation	10,328	7,954
Customer prepayments	8,338	6,258
Accrued sales tax	6,741	5,602
Income tax payable	8,498	274
Accrued rebates and allowances	4,420	5,311
Other current liabilities	9,520	3,955
Total current liabilities	111,218	86,865
Long-term debt, related-party	38,190	35,399
Warrant liabilities	46,958	21,622
Tax receivable agreement liability, net of current portion	78,076	—
Other long-term liabilities, net of current portion	11,484	8,570
Total liabilities	285,926	152,456
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 36,468 issued and outstanding at June 30, 2020 and 22,494 issued and outstanding at December 31, 2019	4	2
Class B common stock; $0.0001 par value, 90,000 shares authorized; 17,510 issued and outstanding at June 30, 2020 and 31,394 issued and outstanding at December 31, 2019	2	3
Additional paid-in capital	20,584	5,990
Accumulated earnings (deficit)	(1,495)	(8,349)
Total stockholders’ equity (deficit)	19,095	(2,354)
Noncontrolling interest	(1,626)	(2,378)
Total equity (deficit)	17,469	(4,732)
Total liabilities and stockholders’ equity (deficit)	$303,395	$147,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues, net	$165,096	$103,004	$287,471	$186,652
Cost of revenues	83,465	60,221	152,658	109,800
Gross profit	81,631	42,783	134,813	76,852
Operating expenses:
Marketing and sales	39,423	35,967	76,107	59,984
General and administrative	8,677	7,933	16,225	12,498
Research and development	1,580	1,244	3,025	1,934
Total operating expenses	49,680	45,144	95,357	74,416
Operating income (loss)	31,951	(2,361)	39,456	2,436
Other income (expense):
Interest expense	(1,424)	(1,301)	(2,813)	(2,445)
Other income, net	16	6	106	235
Loss on extinguishment of debt	—	—	—	(6,299)
Change in fair value – warrant liabilities	(38,970)	(3,685)	(25,337)	(1,988)
Tax receivable agreement expense	(32,823)	—	(32,945)	—
Total other income (expense), net	(73,201)	(4,980)	(60,989)	(10,497)
Net loss before income taxes	(41,250)	(7,341)	(21,533)	(8,061)
Income tax benefit	35,428	—	35,712	—
Net income (loss)	(5,822)	(7,341)	14,179	(8,061)
Net income (loss) attributable to noncontrolling interest	(3,841)	(6,003)	7,325	(6,593)
Net income (loss) attributable to Purple Innovation, Inc.	$(1,981)	$(1,338)	$6,854	$(1,468)
Net income (loss) per share:
Basic	$(0.07)	$(0.16)	$0.26	$(0.17)
Diluted	$(0.11)	$(0.16)	$0.26	$(0.17)
Weighted average common shares outstanding:
Basic	29,277	8,457	25,976	8,447
Diluted	53,997	8,457	55,021	8,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance - December 31, 2019	22,494	$2	31,394	$3	$5,990	$(8,349)	$(2,354)	$(2,378)	$(4,732)
Net income	—	—	—	—	—	8,835	8,835	11,166	20,001
Stock-based compensation	—	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	12	—	12	—	12
Tax Receivable Agreement liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Issuance of common stock	3	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$5,955	$486	$6,446	$8,668	$15,114
Net income (loss)	—	—	—	—	—	(1,981)	(1,981)	(3,841)	(5,822)
Stock-based compensation	—	—	—	—	962	—	962	—	962
Exchange of stock	12,760	1	(12,760)	(1)	—	—	—	—	—
Exercise of warrants	1	—	—	—	11	—	11	—	11
Exercise of stock options	5	—	—	—	(61)	—	(61)	—	(61)
Tax Receivable Agreement liability	—	—	—	—	56,857	—	56,857	—	56,857
Deferred income taxes	—	—	—	—	(45,266)	—	(45,266)	—	(45,266)
Accrued distributions	—	—	—	—	(4,327)	—	(4,327)	—	(4,327)
Issuance of common stock	80	1	—	—	—	—	1	—	1
Impact of transactions affecting NCI	—	—	—	—	6,453	—	6,453	(6,453)	—
Balance – June 30, 2020	36,468	$4	17,510	$2	$20,584	$(1,495)	$19,095	$(1,626)	$17,469

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit

Balance - December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)
Net loss	—	—	—	—	—	(1,338)	(1,338)	(6,003)	(7,341)
Stock-based compensation	—	—	—	—	6,733	—	6,733	—	6,733
Repurchase of stock options	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of common stock	96	—	—	—	—	—	—	—	—
Balance – June 30, 2019	9,827	$1	44,071	$4	$10,364	$(5,790)	$4,579	$(7,942)	$(3,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$14,179	$(8,061)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,816	1,574
Non-cash interest	2,791	1,565
Loss on extinguishment of debt	—	6,299
Loss on change in fair value - warrant liabilities	25,337	1,988
Tax receivable agreement expense	32,945	—
Stock-based compensation	1,212	6,806
Deferred income taxes	(44,007)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,663	(14,604)
Decrease (increase) in inventories	7,807	(2,117)
Increase in prepaid inventory and other assets	(3,049)	(1,231)
Increase in accounts payable	903	4,610
Increase in accrued sales returns	4,678	544
Increase in accrued compensation	2,374	2,069
Increase (decrease) in customer prepayments	2,080	(2,448)
Increase in income tax payable	8,224	—
Increase in other accrued liabilities	3,399	5,155
Net cash provided by operating activities	72,352	2,149

Cash flows from investing activities:
Purchase of property and equipment	(8,010)	(3,136)
Investment in intangible assets	(2,435)	(121)
Net cash used in investing activities	(10,445)	(3,257)

Cash flows from financing activities:
Proceeds from related-party debt	—	10,000
Proceeds from exercise of warrants	23	—
Repurchase of stock options	—	(97)
Payments for debt issuance costs	—	(758)
Principal payments on capital lease obligations	(6)	(14)
Net cash provided by financing activities	17	9,131

Net increase in cash	61,924	8,023
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$95,402	$20,255

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22	$912
Cash paid during the period for income taxes	$72	$—

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$1,025	$482
Equipment acquired through capital lease	$—	$350
Non-cash leasehold improvements	$615	$—
Accrued distributions	$4,523	$—
Tax Receivable Agreement liability	$45,266	$—
Deferred income taxes	$56,636	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc. collectively with its subsidiary (the “Company” or “Purple Inc.”) is a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and its Company factory outlet and showrooms.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of June 30, 2020, Purple Inc. held approximately 68% of the common units of Purple LLC and InnoHold and other Purple LLC Class B Unit holders held approximately 32% of the common units in Purple LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed March 9, 2020. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or other future year.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. In light of the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we are providing protective equipment, practicing social distancing and increasing sanitizing standards.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the quarter as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued acceleration in DTC channel sales across all of our product categories throughout the quarter. This increase in demand was a contributing factor to DTC net revenue growth of 128% over the prior year second quarter. There can be no assurance that this trend of increased demand through our DTC channel will continue. We initially experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased. In addition, we were able to re-open our three Company showrooms in California in June 2020, one of which subsequently closed again in July 2020 in compliance with local orders.

This increase in DTC and Wholesale demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and tightly manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Currently, our domestic suppliers are able to continue operations and provide necessary materials when needed. Suppliers in China were temporarily closed as a result of the pandemic but we had sufficient inventory on hand. Many of our suppliers have resumed production and are able to supply materials as needed.

Although the Company has taken measures to protect the business, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facility and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce and continuing resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2020, Purple Inc. had approximately a 68% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At June 30, 2020, InnoHold and other parties owned approximately 32% of the economic interest in Purple LLC; however, InnoHold and other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty returns, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement” or “TRA”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Income Taxes

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the second quarter of 2020, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of June 30, 2020 or in prior periods. Basic net income (loss) per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and Class B Stock for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Additionally, at the Closing, 9.7 million Class A Units of Purple LLC were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. 44.1 million Class B Units of Purple LLC were issued to InnoHold who has limited voting rights in Purple LLC and is entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. As of June 30, 2020, 17.5 million Class B Units of Purple LLC remain outstanding. The amended operating agreement appoints Purple Inc. as the sole managing member of Purple LLC. As the sole managing member, Purple Inc. has the sole voting interest in and control of the management and operations of Purple LLC, including when it had only a minority economic interest in Purple LLC.

4. Revenue from Contracts with Customers

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers and Company factory outlet and showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers and Company factory outlet and showrooms is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $8.7 million at June 30, 2020 and $6.3 million at December 31, 2019. During the six months ended June 30, 2020, the Company recognized $6.3 million of revenue that was deferred in customer prepayments at December 31, 2019.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Channel	2020	2019	2020	2019

Direct-to-consumer	$145,180	$63,710	$225,867	$117,474
Wholesale partner	19,916	39,294	61,604	69,178
Revenues, net	$165,096	$103,004	$287,471	$186,652

	Three Months Ended June 30,		Six Months Ended June 30,
Product	2020	2019	2020	2019

Bedding	$150,503	$96,383	$265,004	$173,826
Other	14,593	6,621	22,467	12,826
Revenues, net	$165,096	$103,004	$287,471	$186,652

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels including Company outlet and showrooms. The Wholesale channel includes all product sales to traditional third-party retailers for their in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2020	2019

Raw materials	$17,722	$16,220
Work-in-process	1,317	2,713
Finished goods	21,373	29,485
Inventory obsolescence reserve	(591)	(790)
Inventories, net	$39,821	$47,628

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Equipment	$25,709	$19,761
Equipment in progress	5,858	5,278
Leasehold improvements	8,056	7,040
Furniture and fixtures	5,125	4,252
Office equipment	2,012	1,523
Equipment under capital lease	662	662
Total property and equipment	47,422	38,516
Accumulated depreciation and amortization	(9,137)	(6,537)
Property and equipment, net	$38,285	$31,979

The Company recorded depreciation and amortization related to property and equipment of $1.4 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization of $2.6 million and $1.5 million were recorded during the six months ended June 30, 2020 and 2019, respectively.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued distributions	4,666	—
Warranty accrual – current portion	1,692	1,567
Website commissions	1,203	897
Tax Receivable Agreement liability – current portion	636	501
Insurance financing	510	350
All other current liabilities	813	640
Total other current liabilities	$9,520	$3,955

8. Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Long-term debt, related-party	$41,616	$39,202
Less: unamortized debt issuance costs and discounts	(3,426)	(3,803)
Total long-term debt, related-party	$38,190	$35,399

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Amended and Restated Credit Agreement

On January 28, 2019, Purple LLC entered into a First Amendment to the Credit Agreement (the “First Amendment”) with the Lenders. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC is increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. The Amended and Restated Credit Agreement, and each of the related documents, was accordingly closed, and the incremental $10.0 million loan was funded on February 26, 2019, and the Company issued to the Incremental Lenders 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. Among other things, the terms of the Amended and Restated Credit Agreement extends the maturity date for all loans under the Credit Agreement to five years from closing of the incremental loan, lowers the amount allowed for an asset-based loan to $10.0 million, revises certain restrictive covenants to make them more applicable to the Company’s current business, provides the ability for the Company to request additional loans from the Lenders not to exceed $10 million and other closing conditions, representations, warranties and covenants customary for a transaction of this type. All indebtedness under the Amended and Restated Credit Agreement bears interest at 12.0% per annum and is payable on the last business day of each fiscal quarter, provided that Purple LLC will be required to pay up to an additional 4.0% of interest per annum if it fails to meet certain EBITDA thresholds and an additional 2.0% of interest per annum if the Company is not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC may elect for interest in excess of 5.0% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year are subject to a make-whole payment, while principal pre-payments in years two through four are subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provides for standard indemnification of the Lenders. Purple LLC continues to be restricted from making annual capital expenditures in excess of $20.0 million and incurring capital lease obligations in excess of $10.0 million at any time outstanding, subject to limited exceptions. As of June 30, 2020, the Company was in compliance with all of the covenants in the Amended and Restated Credit Agreement.

In conjunction with the incremental loan under the Amended and Restated Credit Agreement, the Company paid fees and debt issuance costs in the amount of $0.5 million and $0.3 million, respectively. Additionally, the $4.9 million fair value of the 2.6 million warrants at the time of issuance was included as a component of the loss on extinguishment of debt.

On March 27, 2020 the Company entered into the First Amendment to the Amended and Restated Credit Agreement with the Lenders. The purpose of this Amendment is to allow the Company to defer the remaining 5% of interest for the quarterly payments due March 31 and June 30, 2020 in an effort to reduce its cash disbursements during the COVID-19 impact. Pursuant to the Amendment, the Company was allowed to defer and capitalize the full amount of the interest payments due on March 31, 2020 and June 30, 2020. The Company accounted for the amendment as a modification of existing debt in accordance with ASC 470 - Debt.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest expense related to the Amended and Restated Credit Agreement was $1.2 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. The interest expense incurred for the three and six months ended June 30, 2020 in the amount of $1.2 million and $2.4 million, respectively, was paid-in-kind through additions to the principal amount. Of the interest expense incurred for the three and six months ended June 30, 2019, $0.7 million and $1.2 million, respectively, was paid-in-kind through additions to the principal amount and $0.5 million and $0.8 million, respectively, was paid in cash.

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

9. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction, as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, upon the occurrence of any of the following events: (1) a fundamental transaction; (2) acquisition of 25% or more of the total voting power of all the securities of the entity by any one person or group of affiliated persons or entities; (3) Tony Pearce or Terry Pearce individually or together ceasing to beneficially own at least 50% of the voting securities of the Company; or (4) the Board of Directors ceasing to be comprised of a majority of independent directors as defined under NASDAQ rules, the exercise price of the warrant will be reduced by a value based upon a formula model established in the agreement. The formula model is a Black Scholes valuation model which would use the following inputs: (1) share price would be the greater of the volume weighted average price (“VWAP”) of the common stock for the prior 30 days before the applicable event date or the VWAP of the trading day immediately preceding the event date; (2) exercise price of $5.74, unless previously adjusted under other terms of the warrant; (3) volatility would be the greater of 100% and the historical volatility of the Company’s common stock for the ninety days preceding the date of the triggering event; and (4) the assumed risk-free interest rate shall correspond to the US Treasury rate for a period equal to the remaining term of this warrant. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants were reduced to $0, based on the formula established in the agreement.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determined the fair value of the Incremental Loan Warrants to be $47.0 million and $21.6 million on June 30, 2020 and December 31, 2019, respectively using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

	June 30,	December 31,
	2020	2019
Trading price of common stock on measurement date	$18.00	$8.71
Exercise price	$—	$5.74
Risk free interest rate	0.24%	1.69%
Warrant life in years	3.7	4.2
Expected volatility	50.57%	36.82%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	100.00%	95.00%

The Company recorded a $39.0 million and $3.7 million loss on the increase in fair value of the Incremental Loan Warrants for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a $25.3 million and $2.0 million loss on the increase in fair value of the Incremental Loan Warrants for the six months ended June 30, 2020 and 2019, respectively.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred rent expense	$6,285	$5,115
Warranty accrual	6,715	4,621
Capital leases	474	488
Total other long-term liabilities	13,474	10,224
Less: current portion of long-term liabilities	(1,990)	(1,654)
Other long-term liabilities, net of current portion	$11,484	$8,570

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to InnoHold an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement does not include any mandatory distributions, other than tax distributions. No distributions have been made under the Second Purple LLC Agreement in 2019. As of June 30, 2020, the Company has recorded an accrued tax distributions liability in the amount of $4.7 million, which was distributed in July 2020.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of June 30, 2020, the early termination penalty was $0.9 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases. Office and manufacturing space for its facility in Alpine, Utah is leased from TNT Holdings an entity that prior to the Business Combination was under common control with InnoHold, which was the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension. The Company leases a facility located in Grantsville, Utah for use primarily as manufacturing and warehouse space. The lease was entered into in August 2016 with a lease term of 66 months and expires in January 2022 with two 5-year extension options. The Company also leases another facility in Grantsville, Utah for use as temporary warehouse space. The lease was entered into in May 2019 with a lease term of 4 months which expired in August 2019 with a holdover option on a month to month basis. In June 2019, the Company entered into a lease for the Company factory outlet in Salt Lake City, Utah with a lease term of 36 months and one 5-year extension option. Also in June 2019, the Company entered into a lease for Corporate office space in Lehi, Utah with a lease term of 10 years, an option to early terminate after the eighty-fourth calendar month, and an option for two 5-year extensions. The Lehi lease commenced in November 2019 and the Company moved its headquarters into the building in February 2020. During 2019, the Company entered into leases for Company showrooms in Seattle, Washington, San Diego, California, Santa Clara, California and Santa Monica, California which commenced in October and November 2019, with lease terms of 3 to 16 months without any renewal options. The Company recognizes rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the three months ended June 30, 2020 and 2019, the Company recognized rent expense in the amount of $1.3 million and $0.9 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized rent expense in the amount of $2.6 million and $1.8 million, respectively. At June 30, 2020, the Company had deferred rent of $6.3 million, of which $0.2 million is short-term and included in other current liabilities and $6.1 million is long-term and included in other long-term liabilities on the accompanying balance sheets. At December 31, 2019, the Company had deferred rent of $5.1 million all of which is long-term and included in other long-term liabilities on the accompanying balance sheets.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of June 30, 2020, approximately $10.0 million remains on the purchase contract. Based on current usage rates, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Closing, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration have been deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. As of June 30, 2020, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration remain deposited in an escrow account and no indemnification claims have been made.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into a Registration Rights Agreement with InnoHold and the Parent Representative (the “InnoHold Registration Rights Agreement”). Under the InnoHold Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Common Stock issued in exchange for the equity consideration received in the Business Combination) (the “Registrable Securities”). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total). Pursuant to the InnoHold Registration Rights Agreement, the Company filed a registration statement on Form S-3 that was declared effective on November 8, 2019, pursuant to which InnoHold, Tony Pearce and Terry Pearce sold 11.5 million shares of Class A Common Stock. The Company filed a second registration statement on Form S-3 that was declared effective on May 14, 2020, pursuant to which InnoHold sold 12.4 million shares of Class A Common Stock.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company and each holder of Paired Securities shall bear its own expense regarding the exchange except that the Company shall be responsible for transfer taxes, stamp taxes and similar duties.

During the six months ended June 30, 2020, 13.9 million Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On January 9, 2018, Chris Knudsen, a former consultant to the company, filed a complaint against Purple LLC in the Fourth Judicial District Court of the State of Utah. Mr. Knudsen alleged that before his consulting contract ended in March 2016, he and Purple LLC reached an oral agreement under which Mr. Knudsen would become the company’s chief executive officer on April 1, 2016, and under which Mr. Knudsen would immediately receive a 4% equity interest in Purple LLC. Mr. Knudsen also alleged that Purple LLC’s failure to convey to him a 4% equity interest in the company constitutes a breach of that oral agreement, and Mr. Knudsen claimed damages of $10.75 million, based on his calculation of the value of a 4% interest in Purple LLC. The Company maintains insurance to defend against claims of this nature. In October 2019, Purple LLC moved for summary judgment on Mr. Knudsen’s claims.  In June 2020, the court granted that motion and entered judgment on behalf of Purple LLC, fully disposing of all claims in the lawsuit. No appeal was filed by Mr. Knudsen and the time period for filing an appeal has expired.

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense recently brought a motion to strike that was resolved on consent.  Pleadings are now closed, and the action is proceeding under case management.

On April 2, 2020, Mary Harper, an individual purporting to reside in Montana, filed a class action complaint against Purple Innovation Inc., in the United States District Court District of Montana, Billings Division. Ms. Harper alleged Purple Innovation, Inc. sent her text message advertisements to her cellular telephone and the cellular telephones of numerous other individuals across the country in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). The Company moved to dismiss the lawsuit on jurisdictional grounds and provided evidence regarding Ms. Harper’s express consent to receive telephonic communications. Subsequently thereto, on July 27, 2020, Ms. Harper voluntarily dismissed her lawsuit against Purple Innovation, LLC.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are also Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million pursuant to the Credit Agreement entered into as part of the Business Combination. In conjunction with the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, two of the Lenders agreed to provide an incremental loan of $10.0 million (see Note 10 – Long-term Debt, Related-party). The Lenders in aggregate had $41.6 million in principal borrowings outstanding as of June 30, 2020, comprised of $35.0 million in original loan amount and $6.6 million in capitalized interest. Pursuant to the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the three or six months ended June 30, 2020. The Company made a cash interest payment of $0.5 million and $0.8 million during the three and six months ended June 30, 2019, respectively. Pursuant to the Second Amendment to the Amended and Restated Credit Agreement, a negative covenant was removed so that there would not be an event of default if Lenders acquired 25% or more ownership of the Company. As part of the Amended and Restated Credit Agreement, CCP and Blackwell were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, pursuant to the terms of the warrant agreement upon the condition that Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company, the exercise price of the warrants were adjusted to $0 per share.

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

TNT Holdings owns the Alpine facility Purple LLC has been leasing since 2010. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.2 million and $0.3 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended June 30, 2020 and 2019, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production.

During the six months ended June 30, 2020, 13.9 million Paired Securities have been exchanged for Class A Stock by Innohold and certain current and former employees of the Company who received distributions of such Paired Securities from InnoHold.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At June 30, 2020, 36.5 million shares of Class A Stock were outstanding.

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During the six months ended June 30, 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty trading day period. Accordingly, the shares of Class A Stock are no longer subject to vesting or forfeiture.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. At June 30, 2020, 17.5 million shares of Class B Stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2020, there were no shares of preferred stock outstanding.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, GPAC had 28.3 million warrants outstanding. During the six months ended June 30, 2020, a few exercises of warrants occurred for a de minimis amount. At June 30, 2020, approximately 28.3 million warrants remain outstanding.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the six months ended June 30, 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants were reduced to $0, based on the formula established in the agreement.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At June 30, 2020, the combined NCI percentage in Purple LLC was approximately 32%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In prior periods the Company had maintained a full valuation allowance on its net deferred tax assets which are comprised primarily of basis differences in Purple LLC. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns. In prior periods, management had determined that its net deferred tax assets were not more likely than not going to be realized due to existence of critical negative evidence that the Company was in a three-year cumulative loss position. Considering this and other factors, a valuation allowance of $44.3 million was maintained through the period ending March 31, 2020.

For the period ended June 30, 2020, and in assessing the realizability of deferred tax assets, management determined that it is now more likely than not that its net deferred tax assets will be realized and that a full valuation allowance for its deferred tax assets is no longer appropriate. As of the period ended June 30, 2020, the Company is no longer in a three-year cumulative loss position. As a result of the removal of this negative evidence and other items of positive evidence, the Company has determined that the deferred tax assets are now more likely than not to be realized. Accordingly, $32.8 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released and recorded as an income tax benefit during the period ended June 30, 2020. An additional $2.7 million of remaining valuation allowance will be released in subsequent quarters as taxes are recorded. In addition, and in conjunction with the removal of the valuation allowance, the Company recorded an additional $59.0 million in deferred tax assets primarily related to tax basis increases resulting from exchanges of Class B Paired Securities during the six months ended June 30, 2020. The deferred tax assets at June 30, 2020 are $112.1 million with $11.5 million of remaining valuation allowance recorded against the deferred tax assets, which will be released in subsequent quarters. $8.8 million of valuation allowance has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable.

The Company currently estimates its annual effective income tax rate to be 0.4%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to (1) the release of a portion of the valuation allowance through the current year’s annual effective tax rate calculation, and (2) NCI in Purple LLC that is allocated to InnoHold and others.

The effective tax rate as of June 30, 2020, is (166)% primarily due to the tax benefit from the release of the valuation allowance. For the three months and six months ended June 30, 2020, the Company has recorded an income tax benefit of $35.4 million and $35.7 million, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the six months ended June 30, 2020, relating to increased 2019 NOL utilization and tax benefits from NOL carrybacks. We have recorded a discrete benefit of $0.5 million in our income tax provision for the six months ended June 30, 2020 related to the CARES Act.

In connection with the Business Combination, the Company entered into the TRA with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the TRA.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability is recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange.

The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and 26.6 million to date exchanges of Class B Units for Class A Stock, the potential future TRA liability is $81.5 million, of which $78.7 million has been recorded through the second quarter of 2020. Due to the release of the Company’s valuation allowance on the deferred tax assets to which the Tax Receivable Agreement liability relates, only $78.7 of the $81.5 million has been recorded to date ($0.5 million in 2019 and an incremental $78.2 million through June 30, 2020). Of the total liability recorded during 2020, $45.3 million relates to current year exchanges and was recorded as an adjustment to equity and $32.9 was recorded to expense in order to reestablish the TRA related to prior year exchanges. The additional $2.8 million is expected to be recorded in the third and fourth quarters of the year ending December 31, 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2020, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Income (Loss) Per Common Share

The Business Combination was structured similar to a reverse recapitalization by which the Company issued stock for the net assets of Purple LLC accompanied by a recapitalization. The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) (numerator):
Net income (loss) attributable to Purple Innovation, Inc.-basic	$(1,981)	$(1,338)	$6,854	$(1,468)
Add: Net income (loss) attributed to the noncontrolling interest	(3,841)	—	7,325	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$(5,822)	$(1,338)	$14,179	$(1,468)
Weighted average shares (denominator):
Weighted average shares—basic	29,277	8,457	25,976	8,447
Add: Dilutive effects of equity awards	—	—	1,515	—
Add: Dilutive effects of Class B Common Stock	24,720	—	27,530	—
Weighted average shares—diluted	53,997	8,457	55,021	8,447
Net income (loss) per common share:
Basic	$(0.07)	$(0.16)	$0.26	$(0.17)
Diluted	$(0.11)	$(0.16)	$0.26	$(0.17)

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2020, the Company excluded 4.9 million shares of Class A Stock issuable upon conversion of certain Company warrants and stock options and 0.1 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive. For the six months ended June 30, 2020, the Company excluded 2.6 million shares of Class A Stock issuable upon conversion of certain Company warrants and stock options and 0.1 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive. For the three and six months ended June 30, 2019, the Company excluded 44.1 million Paired Securities convertible into shares of Class A Stock, 18.1 million shares of Class A Stock issuable upon conversion of the Company’s warrants and 1.3 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of June 30, 2020, approximately 2.0 million shares remain available under the 2017 Incentive Plan.

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

In May 2020, the Company granted restricted stock awards under the Company’s 2017 Equity Incentive Plan to the Certain employees of the Company. The stock awards vest over 3 to 4 years. The estimated fair value of the restricted stock is measured on the grant date and is recognized over the vesting period. The Company determined that the fair value of the restricted stock on the grant dates were $0.7 million.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Options

During the six months ended June 30, 2020, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have an exercise price ranging from of $12.76 to $15.12 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the options granted during the six months ended June 30, 2020 using the Black Scholes method with the following assumptions:

Fair market value	$8.02 – 15.12
Exercise price	$12.76 – 15.12
Risk free interest rate	0.21 - 0.61%
Expected term in years	2.50 - 3.56
Expected volatility	38.28 – 54.45%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of June 30, 2020:
Options outstanding as of January 1, 2020	2,136	$6.95	4.3	$3,752
Granted	309	13.11	—	—
Exercised	(14)	6.51	—	—
Forfeited/cancelled	(20)	6.51	—	—
Options outstanding as of June 30, 2020	2,411	$7.75	3.9	$24,719

Outstanding and exercisable stock options as of June 30, 2020 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	250	3.64	83	$3.64	$1,021
5.95	538	3.25	224	3.25	2,701
6.51	325	3.89	92	3.89	1,059
6.65	200	3.86	54	3.86	615
7.99	28	4.42	9	4.42	86
8.07	8	4.16	—	—	—
8.17	325	4.25	102	4.25	998
8.32	250	4.00	—	—	—
8.55	179	4.25	—	—	—
12.76	25	4.70	—	—	—
13.12	281	4.69	17	3.88	83
15.12	3	4.88	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.4 million and $0.1 million in stock-based compensation expenses related to stock options during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $0.6 million and $0.2 million in stock-based compensation expenses related to stock options during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there was $3.7 million of total unrecognized stock compensation cost with a remaining recognition period of 2.85 years.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $6.3 million which represented the fair value of the Paired Securities as of the distribution date in 2019. As of June 30, 2020, 0.8 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders. A small number of Paired Securities remain subject to vesting contingent upon such current employees’ continued employment with the Company.

Aggregate Non-Cash Stock-Based Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period. The table below summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and the distribution by InnoHold of Paired Securities.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Stock-Based Compensation	2020	2019	2020	2019

Cost of revenues	$45	$453	$80	$465
Marketing and sales	88	2,883	148	2,883
General and administrative	507	2,881	659	2,942
Research and development	322	516	325	516
Total non-cash stock-based compensation	$962	$6,733	$1,212	$6,806

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

18. Subsequent Events

On July 21, 2020, the Company signed a Lease (the “Lease”) with PNK S2, LLC for approximately 520,000 square feet of warehouse and manufacturing space in McDonough, Georgia. The Company anticipates immediately preparing the building for use as a manufacturing, distribution and office facility and expects it to be fully operational in 2021. The term of the Lease is 128 months including an eight-month free rent period, which will commence upon completion of the landlord’s work on the Company’s space in the building which is anticipated to be completed in November 2020.

In July 2020, the Company’s showroom in Santa Clara, California was temporarily closed a second time in order to be in compliance with locally mandated shelter-in-place requirements.

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

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. In light of the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we are providing protective equipment, practicing social distancing and increasing sanitizing standards.

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the quarter as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued acceleration in DTC channel sales across all of our product categories throughout the quarter. This increase in demand was a contributing factor to DTC net revenue growth of 128% over the prior year second quarter. There can be no assurance that this trend of increased demand through our DTC channel will continue. We initially experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased. In addition, we were able to re-open our three showrooms in California in June 2020, one of which subsequently closed again in July 2020 in compliance with local orders.

This increase in DTC and Wholesale demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and tightly manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Currently, our domestic suppliers are able to continue operations and provide necessary materials when needed. Suppliers in China were temporarily closed as a result of the pandemic but we had sufficient inventory on hand. Many of our suppliers have resumed production and are able to supply materials as needed.

Although the Company has taken numerous measures to protect the business, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facility and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce and eventual resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Operating Results for the Three Months Ended June 30, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended June 30,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$165,096	100.0%	$103,004	100.0%
Cost of revenues	83,465	50.6	60,221	58.5
Gross profit	81,631	49.4	42,783	41.5
Operating expenses:
Marketing and sales	39,423	23.9	35,967	34.9
General and administrative	8,677	5.3	7,933	7.7
Research and development	1,580	1.0	1,244	1.2
Total operating expenses	49,680	30.1	45,144	43.8
Operating income (loss)	31,951	19.4	(2,361)	(2.3)
Other income (expense):
Interest expense	(1,424)	(0.9)	(1,301)	(1.3)
Other income (expense), net	16	0.0	6	0.0
Change in fair value – warrant liabilities	(38,970)	(23.6)	(3,685)	(3.6)
Tax receivable agreement expense	(32,823)	(19.9)	—	—
Total other expense, net	(73,201)	(44.3)	(4,980)	(4.8)
Net loss before income taxes	(41,250)	(25.0)	(7,341)	(7.1)
Income tax benefit	35,428	21.5	—	—
Net loss	(5,822)	(3.5)	(7,341)	(7.1)
Net loss attributable to noncontrolling interest	(3,841)	(2.3)	(6,003)	(5.8)
Net loss attributable to Purple Innovation, Inc.	$(1,981)	(1.2)	$(1,338)	(1.3)

Revenue

Total net revenue increased $62.1 million, or 60.3%, to $165.1 million for the three months ended June 30, 2020 from $103.0 million for the three months ended June 30, 2019 due to a $40.1 million increase in mattress sales, a $14.0 million increase in top of mattress sales and a $8.0 million net increase in other products. These increases in revenue were primarily attributable to a channel shift toward DTC across all product lines due to recent increases in online shopping in home furnishings.

Cost of Revenues

The cost of revenues increased $23.2 million, or 38.6%, to $83.5 million for the three months ended June 30, 2020 from $60.2 million for the three months ended June 30, 2019. The increase was due to a $9.3 million increase in direct material costs, a $4.8 million increase in labor and overhead, a $4.8 million increase in freight charges and a $4.3 million increase in merchant processing fees.. The gross profit percentage increased to 49.4% of net revenues for the three months ended June 30, 2020 from 41.5% for the same period in 2019. The improvement in gross profit was primarily driven by higher margins due to channel shift toward higher margin DTC sales.

Marketing and Sales

Marketing and sales expenses increased $3.4 million, or 9.6%, to $39.4 million for the three months ended June 30, 2020 from $36.0 million for the three months ended June 30, 2019. The increase was due to a $2.3 million increase in advertising costs, and a $3.0 million increase in marketing salaries related to an increase in personnel, partially offset by a decrease of $1.9 million increase in other marketing and sales expenses. The marketing and sales expense as a percentage of net revenue was 23.9% for the three months ended June 30, 2020. This is a decrease from 34.9% for the three months ended June 30, 2019 due to efficiencies in our advertising spending created from enhanced marketing strategies, lower advertising costs and a temporary reduction in advertising spending as part of our cash preservation initiatives.

General and Administrative

General and administrative expenses increased $0.8 million, or 9.4%, to $8.7 million for the three months ended June 30, 2020 from $7.9 million for the three months ended June 30, 2019. The increase was primarily due to increases in salaries related to an increase in personnel, software subscriptions, legal fees, partially offset by decreases in other expenses.

Research and Development

Research and development costs increased $0.4 million, or 27.0%, to $1.6 million for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019. The increase was due to a $0.4 million increase in salaries and other R&D expenses as we added resources for new product innovation.

Operating Income (loss)

Operating income increased $34.4 million to $32.0 million for the three months ended June 30, 2020, from operating loss of $2.4 million for the three months ended June 30, 2019. The increase was primarily due to increased DTC sales with higher margins and lower marketing and sales costs as a percentage of revenue.

Interest Expense

We incurred $1.4 million in interest expense for the three months ended June 30, 2020 including $1.2 million related to the Amended and Restated Credit Agreement and $0.2 million in other interest. The Amended and Restated Credit Agreement had an outstanding principal balance of $41.6 million at June 30, 2020. Interest accrues at a fixed rate of 12% and we have been historically capitalizing 7% interest and paying 5% interest in cash. In March 2020, we signed the first amendment to the Amended and Restated Credit Agreement that allows the Company to capitalize the full 12% interest, or approximately $1.2 million for each of the two quarterly payments due March 31 and June 30, 2020. This was part of an effort to reduce cash disbursements during the current COVID-19 pandemic. Interest expense was $1.3 million for the three months ended June 30, 2019. The portion relating to the Amended and Restated Credit Agreement was $1.2 million of which $0.7 million was paid-in-kind through additions to the principal amount and $0.5 million was paid in cash. In addition, we incurred discounts and debt issuance costs related to the debt in the amount of $0.2 million which was amortized to interest expense as non-cash interest.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. An increase in fair value for the three months ended June 30, 2020 resulted in a non-cash loss in the amount of $39.0 million recorded in earnings for the period. The increase in the fair value of the Incremental Loan Warrants as of June 30, 2020 was due primarily to the increase in our stock price and the decrease of the Pearce’s ownership interest below 50%, which triggered a change in the exercise price of the outstanding Incremental Loan Warrants to $0.

Tax Receivable Agreement Expense

In connection with the Business Combination, the Company entered into the TRA with InnoHold. As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability is recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. As a result of the initial merger transaction and 26.6 million life to date exchanges of Class B Stock for Class A Stock and the release of the Company’s valuation allowance on the deferred tax assets to which the TRA liability relates, $78.7 million has been recorded as of June 30, 2020, of which $78.1 million was recorded during the three months ended June 30, 2020. Of the total liability recorded during the three months ended June 30, 2020, $45.3 million relates to current period exchanges and was recorded as an adjustment to equity and $32.8 was recorded to expense as it related to reestablishing the TRA related to prior year exchanges. There was no TRA expense incurred for the three months ended June 30, 2019 as the Company had a full valuation allowance on the deferred tax assets and no TRA liability was recorded.

Income Tax Benefit

Our income tax benefit was $35.4 million for the three months ended June 30, 2020, compared to no income tax benefit for the three months ended June 30, 2019. Our income tax benefit for the three months ended June 30, 2020 is primarily due to the release of the federal and state valuation allowance and the recognition of deferred tax assets as of June 30, 2020. No income tax benefit was recorded during the three months ended June 30, 2019 as the Company had a full valuation allowance on the deferred tax assets.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At June 30, 2020, this ownership percentage was approximately 32%, a decrease from approximately 82% at June 30, 2019. This decrease was the result of the exchange of 26.6 million Paired Securities for Class A Stock, mostly attributed to InnoHold’s two secondary public offerings concluded in November 2019 and May 2020.

Operating Results for the Six Months Ended June 30, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$287,471	100.0%	$186,652	100.0%
Cost of revenues	152,658	53.1	109,800	58.8
Gross profit	134,813	46.9	76,852	41.2
Operating expenses:
Marketing and sales	76,107	26.5	59,984	32.1
General and administrative	16,225	5.6	12,498	6.7
Research and development	3,025	1.1	1,934	1.0
Total operating expenses	95,357	33.2	74,416	39.9
Operating income	39,456	13.7	2,436	1.3
Other income (expense):
Interest expense	(2,813)	(1.0)	(2,445)	(1.3)
Other income (expense), net	106	(0.0)	235	(0.1)
Loss on extinguishment of debt	—	—	(6,299)	(3.4)
Change in fair value – warrant liabilities	(25,337)	(8.8)	(1,988)	(1.1)
Tax receivable agreement expense	(32,945)	(11.5)	—	—
Total other expense, net	(60,989)	(21.2)	(10,497)	(5.6)
Net loss before income taxes	(21,533)	(7.5)	(8,061)	(4.3)
Income tax benefit	35,712	12.4	—	—
Net Income (loss)	14,179	4.9	(8,061)	(4.3)
Net income (loss) attributable to noncontrolling interest	7,325	2.5	(6,593)	(3.5)
Net income (loss) attributable to Purple Innovation, Inc.	$6,854	2.4	$(1,468)	(0.8)

Revenue

Total net revenue increased $100.8 million, or 54.0%, to $287.5 million for the six months ended June 30, 2020 from $186.7 million for the six months ended June 30, 2019 due mainly to a $66.6 million increase in mattress sales, a $24.5 million increase in top of mattress sales and a $9.6 million net increase in other products. These increases in revenue were primarily attributable to a channel shift toward DTC across all product lines due to recent increases in online shopping in home furnishings.

Cost of Revenues

The cost of revenues increased $42.9 million, or 39.0%, to $152.7 million for the six months ended June 30, 2020 from $109.8 million for the six months ended June 30, 2019. The increase was primarily due to a $19.2 million increase in direct material costs, a $10.4 million increase in labor and overhead, $6.6 million increase in freight charges, $5.8 million increase in merchant processing fees, and a $0.9 million increase in other costs, all associated with increased sales. The gross profit percentage increased to 46.9% of net revenues for the six months ended June 30, 2020 from 41.2% for the same period in 2019. The improvement in gross profit was primarily driven by higher margins due to channel shift toward higher margin DTC sales.

Marketing and Sales

Marketing and sales expenses increased $16.1 million, or 26.9%, to $76.1 million for the six months ended June 30, 2020 from $60.0 million for the six months ended June 30, 2019. The increase was due to a $10.5 million increase in advertising costs, a $5.1 million increase in marketing salaries related to an increase in personnel and a $0.5 million increase in other marketing and sales expenses. The marketing and sales expense as a percentage of net revenue was 26.5% for the six months ended June 30, 2020. This is a decrease from 32.1% for the six months ended June 30, 2019 due to efficiencies in our advertising spending created from enhanced marketing strategies, lower advertising costs and a temporary reduction in advertising spending as part of our cash preservation initiatives.

General and Administrative

General and administrative expenses increased $3.7 million, or 29.8%, to $16.2 million for the six months ended June 30, 2020 from $12.5 million for the six months ended June 30, 2019. The increase was primarily due to a $3.5 million increase in salaries related to an increase in personnel, a $1.1 million increase in software subscriptions, legal fees and a new corporate building lease and $1.4 million increase in all other expenses, partially offset by a decrease of $2.3 million of stock compensation expense.

Research and Development

Research and development costs increased $1.1 million, or 56.4%, to $3.0 million for the six months ended June 30, 2020 from $1.9 million for the six months ended June 30, 2019. The increase was primarily due to $0.6 million in amortization of a one-year license agreement for innovative technology and a $0.5 million increase in salaries and other R&D expenses as we added resources for new product innovation.

Operating Income

Operating income increased $37.1 million, or 1,519.7%, to $39.5 million for the six months ended June 30, 2020, from operating income of $2.4 million for the six months ended June 30, 2019. The increase was primarily due to increased DTC sales with higher margins and lower marketing and sales costs as a percentage of revenue.

Interest Expense

We incurred $2.8 million in interest expense for the six months ended June 30, 2020 including $2.4 million related to the Amended and Restated Credit Agreement and $0.4 million in other interest. The Amended and Restated Credit Agreement had an outstanding principal balance of $41.6 million at June 30, 2020. Interest accrues at a fixed rate of 12% and we have been historically capitalizing 7% interest and paying 5% interest in cash. In March 2020, we signed the first amendment to the Amended and Restated Credit Agreement that allows the Company to capitalize the full 12% interest, or approximately $1.2 million for the two quarterly payments due March 31 and June 30, 2020. This was part of an effort to reduce cash disbursements during the current COVID-19 pandemic. Interest expense was $2.4 million for the six months ended June 30, 2019. The portion relating to the Amended and Restated Credit Agreement was $2.0 million of which $1.2 million was paid-in-kind through additions to the principal amount and $0.8 million was paid in cash. In addition, there was $0.4 million in other interest.

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

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. An increase in fair value for the six months ended June 30, 2020 resulted in a non-cash loss in the amount of $25.3 million recorded in earnings for the period. The increase in the fair value of the Incremental Loan Warrants as of June 30, 2020 was due primarily to the increase in our stock price and the decrease of the Pearce’s ownership interest below 50%, which triggered a change in the exercise price of the outstanding Incremental Loan Warrants to $0.

Tax Receivable Agreement Expense

In connection with the Business Combination, the Company entered into the TRA with InnoHold. As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability is recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. As a result of the initial merger transaction and 26.6 million life to date exchanges of Class B Stock for Class A Stock and the release of the Company’s valuation allowance on the deferred tax assets to which the TRA liability relates, $78.7 million has been recorded as of June 30, 2020, of which $78.2 million was recorded during the six months ended June 30, 2020. Of the total liability recorded during the six months ended June 30, 2020, $45.3 million relates to current year exchanges and was recorded as an adjustment to equity and $32.9 was recorded to expense as it related to reestablishing the TRA related to prior year exchanges. There was no TRA expense incurred for the six months ended June 30, 2019 as the Company had a full valuation allowance on the deferred tax assets and no TRA liability was recorded.

Income Tax Benefit

Our income tax benefit was $35.7 million for the six months ended June 30, 2020, compared to no income tax benefit for the six months ended June 30, 2019. Our income tax benefit is primarily due to the release of the federal and state valuation allowance and the recognition of deferred tax assets as of June 30, 2020.  No income tax benefit was recorded during the three months ended June 30, 2019 as the Company had a full valuation allowance on the deferred tax assets.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At June 30, 2020, this ownership percentage was approximately 32%, a decrease from approximately 82% at June 30, 2019. This decrease was the result of the exchange of 26.6 million Paired Securities for Class A, mostly attributed to InnoHold’s two secondary public offerings concluded in November 2019 and May 2020.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. Our cash and working capital position are strong. We had cash in the amount of $95.4 million as of June 30, 2020 and $33.5 million as of December 31, 2019. We had working capital of $50.4 million as of June 30, 2020, and we had working capital of $27.3 million as of December 31, 2019. During the six months ended June 30, 2020, our accounts receivable decreased by $9.7 million mainly due to a decrease in our wholesale revenue. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment and expanding capacity. Our cash used for capital expenditures was $8.0 million for the six months ended June 30, 2020. We financed these capital expenditures through cash provided by operating activities.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic. Given the initial difficultly in predicting how long this pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. We temporarily reduced our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions. Other proactive steps were taken to carefully manage cash and quickly and prudently respond to the rapidly changing circumstances including temporarily furloughing a portion of our permanent workforce, temporarily deferring a portion of the cash compensation of Senior Executives and all the cash compensation of members of our Board of Directors, and limiting other discretionary expenses. We also entered into an amendment to our Amended and Restated Credit Agreement to allow the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In addition, our receivables from our wholesale partners remain healthy. Most of our wholesale partners continue to make payments in accordance with their original contract terms and remain current on their outstanding balances.

As a result of our precautionary measures, continued payments from wholesale customers, and our strong DTC sales, our cash balance increased by $61.9 million during the six months ended June 30, 2020. We have now ended many of the cash preservation programs and have returned to near full production to meet increased demand. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, along with ongoing cash generated from our DTC business, strong demand of our product in the Wholesale channel and eventual resumption and ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

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

Debt service for the six months ended June 30, 2020 totaled $2.5 million and consisted of interest paid in-kind on the Amended and Restated Credit Agreement as well as principal and interest payments on certain capital leases.

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

We are required to make certain payments to InnoHold under the TRA, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under TRA. As of June 30, 2020, the estimated future payments under the TRA are $78.7 million with approximately $0.6 million due to be paid within the next 12 months.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

The following summarizes our cash flows for the six months ended June 30, 2020 and 2019 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$72,352	$2,149
Net cash used in investing activities	(10,445)	(3,257)
Net cash provided by financing activities	17	9,131
Net increase in cash	61,924	8,023
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$95,402	$20,255

Six months ended June 30, 2020 Compared to the Six months ended June 30, 2019

Cash provided by operating activities was $72.4 million for the six months ended June 30, 2020, an increase of $70.3 million from cash provided by operating activities of $2.1 million during the six months ended June 30, 2019. This increase in cash provided by operations was due mainly to increased operating income of $37.1 million, driven by an acceleration of DTC sales, $24.3 million from the year-over-year change in accounts receivables due to the shift to more DTC sales in 2020, $9.9 million from the year-over-year change in inventory partially offset by $3.1 million from all other changes in operating activities.

Cash used in investing activities was $10.4 million for the six months ended June 30, 2020, an increase of $7.1 million from cash used in investing activities of $3.3 million during the six months ended June 30, 2019. This increase is due mainly to the increase in purchases of property and equipment and investment in intangible assets of $4.8 million and $2.3 million, respectively.

Cash provided by financing activities was $0.0 million in the six months ended June 30, 2020, a decrease of $9.1 million from cash provided by financing of $9.1 million during the six months ended June 30, 2019. The cash provided in 2019 was due to the $10.0 million in funds received from the Amended and Restated Credit Agreement, partially offset by $0.8 million in debt issuance cost and $0.1 million in other financing payments.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

On July 21, 2020, the Company signed a Lease (the “Lease”) with PNK S2, LLC for approximately 520,000 square feet located at 1325 Hwy 42 S., Building B, McDonough, Georgia (the “Building”). A copy of the Lease is attached as Exhibit 10.3 to this report and incorporated by reference. The Company anticipates immediately preparing the Building for use as a manufacturing, distribution and office facility and expects it to be fully operational in 2021.

The term of the Lease is 128 months including an eight-month free rent period, which will commence upon completion of the landlord’s work on the Company’s space in the Building. The Company anticipates the landlord’s work to be completed in November, 2020. Prior to the commencement of the term, the Company has an immediate right to make use of the Building. Under the Lease, the Company will pay $3.41 per square foot annually or $147,675 per month for the initial lease year. Thereafter the basic monthly rent increases 2% per year. The Lease also provides the Company with an option to extend the Lease term for two additional five-year periods at rates for the first renewal term of $4.24 per square foot with 2% annual increases and for the second renewal term of $4.75 per square foot with annual increases of 3.5%. The Company is also responsible for its proportionate share of the operating expenses incurred by the landlord for the Building. The Lease provides for a tenant improvement allowance of $12.50 per usable square foot. The Lease also provides the Company with signage rights and a right of first refusal on other contiguous space.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weakness described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2020.

Material Weakness

In connection with the preparation and interim review of our quarterly consolidated financial statements, we and our independently registered public accounting firm identified a material weakness in internal controls over the tax provision process, specifically related to the release of the valuation allowance and the unique recording of the Tax Receivable Agreement liability during the quarter as described in Note 14 – Income Taxes.

We have begun remediating the underlying cause of this material weakness including the implementation of additional steps in our process of reviewing unique and complicated tax transactions. We believe these additional steps will enable us to identify and remediate quickly any potential errors in our processes and broaden the scope and quality of our controls over our tax processes.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The ongoing COVID-19 pandemic and responses thereto have adversely affected and may continue to adversely affect aspects of our business operations, including, among other things, our supply chain, workforce, and liquidity.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Almost all U.S. states and many local jurisdictions have issued at various times, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. While certain jurisdictions have begun easing restrictions as the outbreak has slowed in such jurisdictions, we cannot be certain that other jurisdictions will do so. Furthermore, some jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted governments to reinstate previously scaled back restrictions. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions that could negatively affect our business. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices or Company showrooms to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations may negatively impact our business, operating results and financial condition. There is a risk that government actions, or lack thereof, will not be effective at containing COVID-19, and that government actions or inactions, including the orders and restrictions described above and premature lessening of those restrictions, that are intended to contain the spread of COVID-19 while also minimizing harm to the economy, will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of the COVID-19 pandemic’s impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, and may restrict our ability to access capital, which would negatively affect our liquidity. While we have been able to reverse some previous actions undertaken, such as, among others, temporarily deferring capital expenditures, furloughing certain employees, and temporarily deferring compensation for our senior executives, we may be required to take such actions again, or take additional actions, if there is a resurgence of COVID-19 cases or reinstatement of government restrictions. As a result of such actions or restrictions, we may be unable to complete capital expenditure projects or investments in the future, which would limit our ability to grow our business, and our results of operations and financial condition will be adversely affected.

Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our products. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability. In addition, the government responses to COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient to mitigate the adverse impact of COVID-19 on our business. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which could delay the completion of such projects.

Even after initial quarantines and other government restrictions are scaled back, there is risk that we will be unable to continue normal production and operations, due to, among other things, disruptions and delays in our supply chain, reduced demand in our wholesale channel, government relief programs that enable production workers to remain out of the workforce, and difficulties in ramping up our own operations. We may also experience disputes with our suppliers and/or customers as a result of such difficulties. Further, there may be subsequent outbreaks of COVID-19 that could disrupt our operations. In addition, as employees return to work, we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our facilities.

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

Customer demand for and our ability to sell and market our products, particularly within our wholesale business, has been and may continue to be adversely affected by the COVID-19 pandemic and responses thereto.

The COVID-19 pandemic has created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and resulted in a contraction of our wholesale business due to temporary shutdowns of non-essential businesses, reduced demand for physical retail locations, and shelter-at-home directives in most U.S. states. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic it could adversely affect our business or operating results.

If sales in our channels decline, including as a result of stay-at-home orders or temporary closures of our wholesale partners’ stores, our business may be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while in the quarter ended June 30, 2020 we experienced an increase in demand for our products through our DTC channel, there can be no guarantee that sales through our DTC channel will continue to increase or will not decline.

We may not be eligible to participate in some of the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act or other government programs and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the applicability of the CARES Act to the Company, and the potential impacts on our business and are actively taking advantage of applicable programs.

While we may determine to apply for programs available under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

In addition to the CARES Act in connection with the COVID-19 pandemic, the U.S. government and state/local governments may offer additional programs intended to assist employers. We may fail to qualify for or take advantage of such COVID-19 relief programs, which may have a negative impact on our business. In the event we obtain financing through a government COVID-19 stimulus program, such financing may impose additional restrictions on our business and how those funds are used, such as bringing employees back from furlough even if production levels remain reduced, restrictions on the payment of distributions or dividends and limits on executive pay that could adversely affect our ability to recruit and retain qualified key employees.

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

In addition, in March 2020 several U.S. mattress manufacturers and two labor unions announced that they filed seven antidumping duty petitions and one countervailing duty petition with the Department charging that unfairly traded imports of finished mattresses from eight countries are causing material injury to the U.S. mattress industry. In April 2020 the Department opened an investigation into the petitions. If the Department fails to impose antidumping duties on the named exporting countries, we could experience continued negative impact on our planned growth and future results of operations.

We may experience significant fluctuations in our operating results and growth rate, which could adversely affect our performance and financial results.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for our products, and our business is affected by general economic and business conditions worldwide. Our business, our employees and our partners may also be negatively affected by political or social unrest including potential reputational damage, disruption of our physical facilities or those of our wholesale partners, and boycotts by employees or boycotts against us, our suppliers, our wholesale partners and our advertising partners. A softening of demand, whether caused by changes in customer confidence or preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale and our Company showroom expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, discounts, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring, expeditiously training, and retaining engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the ability to obtain patent and other intellectual property rights of exclusive use, and the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events;

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events;

●	our ability to manage the expenses associated with multiple facilities;

●	our ability to secure attractive real estate locations for expansion with sustainable cost structures; and

●	our ability to protect inventory assets from internal and external theft or damage.

The growth of our business places significant strain on our resources and if we are unable to manage our growth, we may not have profitable operations or sufficient capital resources.

We are rapidly and significantly expanding our operations, including expanding our workforce, increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity, our wholesale channel expansion and the opening of our Company showrooms. Our planned growth includes increasing our manufacturing capacity, developing and introducing new products and developing new and broader distribution channels, including wholesale and Company showrooms, and extending our global reach to other countries. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

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

Our growth depends in part on our ability to manage the opening and operating of new production facilities and our Company showrooms which will require our entering into leases and other obligations while the success of expanding operations geographically and opening additional Company showrooms remains unproven. To be successful, we will need to obtain or develop retail expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, operating new production facilities and opening our Company showrooms in new locations exposes us to laws in other states that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening our Company showrooms and maintaining operations in an expanding number of facilities and Company showrooms, we may have to close Company showrooms and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

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

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity, including by establishing additional manufacturing locations; (ii) increasing our direct-to-consumer sales; (iii) expanding our wholesale distribution channel; (iv) opening our Company showrooms; (v) expanding our global sales; (vi) engaging global partners to improve distribution efficiencies and cost savings; and (vii) product assortment and category expansion.

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

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our

We have engaged in numerous related-party transactions involving controlling persons and officers of the Company, as well as with other entities affiliated with controlling persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and our needs change, we may need to negotiate a termination or modification of this lease, and we have recently amended this lease to shift responsibility from TNT Holdings to the Company for arranging certain types of insurance. We have leased a new facility in Lehi, Utah and moved our headquarters into that building during the first quarter 2020. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. We also may at some time purchase this Alpine facility from TNT Holdings. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property. Although we expected this tangible property to be either removed or identified and separated in 2019, this has not yet occurred. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between the Company and Tony and Terry Pearce over this lease, or ownership of the property located at this facility.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. As these third-party license obligations end all rights under the license revert to the Company. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels in which we were selling our products. One of these third parties is now a domestic competitor of ours, as it now sells mattresses through some of the same retailers through which we also sell our products. This competitor’s sales revenues have been increasing, resulting in increasing royalties paid to EdiZONE from this licensee. Another third-party licensee may make it difficult for us to expand into certain geographic regions, such as the European Union. Casey McGarvey, our Chief Legal Officer, is also entitled to receive a small percent of such royalties from EdiZONE related to these third-party licenses, in accordance with a small investment made in EdiZONE years before the Business Combination. While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to our competitors, may lead to conflicts of interest between us and our insiders receiving royalties. At the time this agreement with EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden our rights and narrow EdiZONE’s rights with the approval of our independent directors.

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

In connection with the Business Combination, Purple LLC also entered into a Credit Agreement with certain lenders which was guaranteed by Purple Inc. The lenders also are stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the lenders warrants to purchase shares of our Class A Common Stock.

On March 27, 2020, this Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. Pursuant to the Second Amendment to the Amended and Restated Credit Agreement, a negative covenant was removed so that there would not be an event of default if Lenders acquired 25% or more ownership of the Company. The exercise of rights under this Amended and Restated Credit Agreement by the Lenders may create conflicts of interest between us and Mr. Gray. Should additional credit be granted under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional incremental warrants on similar terms which could cause additional dilution of all shareholders’ interests.

Our future growth and profitability depend, in part, upon our ability to achieve and maintain sufficient production capacity to meet customer demands.

We manufacture our mattresses using our proprietary and patented Mattress Max™ machinery to make our Hyper-Elastic Polymer® cushioning material. Because of the unique features of our Mattress Max machines, new machines are not readily available and must be constructed. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities, but if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies or if we are unable to promptly and efficiently open our new Georgia manufacturing facility, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, if our existing Mattress Max machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing Mattress Max machines, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. We manufacture mattresses and other products using components provided by third-party suppliers. If those third-party suppliers are unable to provide us with such components or if our assembly capacity is insufficient our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

Disruption of operations in our manufacturing facilities, including as a result of pandemics or natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. We have signed a lease for a third manufacturing plant in McDonough, Georgia that is not yet manufacturing products. Although we can produce some of our products at both Utah sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, or disruptions to the scheduled build-out of the Georgia facility such as through a closure related to the COVID-19 pandemic or the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because both of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business. On March 18, 2020, Magna, Utah was the epicenter of a 5.7 magnitude earthquake that was felt approximately 20 miles away at our Grantsville, Utah manufacturing plant but not felt at our Alpine, Utah manufacturing plant. Since that date, there have been approximately one-thousand aftershocks. Though no damage occurred at either manufacturing plant from the 5.7 earthquake or its aftershocks, continued or increased earthquake activity in the area could disrupt manufacturing and other operating activities, which could adversely affect our business.

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

A consolidation of the domestic market for foam may increase the prices for foam in the geographical market in which we purchase foam, which could adversely affect our business. We source a specialized type of foam from a supplier who has been in bankruptcy, and the result of that litigation may affect our ability to continue to obtain that specialized foam and require us to modify our product offerings, lose sales or incur increased expenses that could adversely affect our cash flows, margins and profitability.

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

We previously voluntarily reported to the CPSC concerning a potential defect in an accessory product supplied to us by third parties. After its review, CPSC staff closed the case with no action by the Commission. We are providing repair parts to customers with affected products as a warranty matter and are continuing to monitor the issue.

We anticipate at this time 40% of our customers who purchased this product will desire to receive our improvement which we will ship to them at no cost. Since we will incur the cost of this improvement, if our estimate is too low, we may incur additional expenses. Contacting customers with this improvement also may result in an increase in warranty claims or claims of injury or damage prior to receiving the improvement that has not yet been communicated to us. If a customer is harmed by a product failure there also could be litigation and expenses related to a claim of personal injury, which could harm our brand and reputation and negatively affect our operating results.

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

The founders, Tony and Terry Pearce, through InnoHold control a majority of the shares of Class B Stock of the Company which constitutes approximately 31% of all ownership interests in the Company at June 30, 2020. The founders already have exchanged 23.9 million of their Class B Stock for Class A Stock and sold them. Also, at this time, CCP and Blackwell own a substantial percentage of the shares of Class A Stock of the Company and warrants for additional Class A Stock. Any of these shareholders may choose to sell shares of common stock. The founders particularly may decide to liquidate additional large portions of their interests. The amount of shares they are able to sell, if sold in large blocks or relatively close to each other in time, could result in downward pressure on the price of our Class A Stock.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and our ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of June 30, 2020, Purple LLC had total debt of $42.1 million outstanding, comprised of $41.6 million outstanding under the Amended and Restated Credit Agreement and $0.5 million in capital lease obligations. Under the original Amended and Restated Credit Agreement, we were allowed to defer 7% of the 12% quarterly interest payments and add those deferred payments in the outstanding debt balance. In March 2020, Purple LLC entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”). The purpose of this Amendment is to allow Purple LLC to defer the remaining 5% of interest for the quarterly payments due March 31 and June 30, 2020 in an effort to reduce cash disbursements during the current COVID-19 pandemic. Pursuant to the Amendment, we were allowed to defer and capitalize the full amount of the interest payments due on March 31, 2020 and June 30, 2020. The Amendment increased the total debt outstanding by approximately $1.1 million.

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

In addition, the Amended and Restated Credit Agreement contains certain negative covenants that restrict the incurrence of indebtedness unless certain incurrence-based financial covenant requirements are met. The restrictions may prevent Purple LLC and the Company from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Further, the Amended and Restated Credit Agreement provides that Tony Pearce, Terry Pearce, and InnoHold, together, no longer controlling at least 25% of the outstanding voting power of the Company will result in an event of default. In addition, if we determine that we need to take any action that is restricted under the Amended and Restated Credit Agreement, we will need to first obtain a waiver from the Lenders. Obtaining such waivers, if needed, may impose additional costs on the Company or we may be unable to obtain such waivers. Purple LLC’s ability to comply with these restrictive covenants in future periods will largely depend on its ability to successfully implement its overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of Purple LLC’s debt. In the event of an acceleration of Purple LLC’s debt, Purple LLC could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

Certain outstanding warrants could be exercised and result in dilution of all shareholders without any concurrent payment or other benefit to the Company.

In connection with the closing of the Amended and Restated Credit Agreement, we issued to the Lenders, in a private placement, warrants (the “Incremental Loan Warrants”) to purchase 2.6 million shares of our Class A Stock. The Incremental Loan Warrants are initially exercisable at a price of $5.74 per share, subject to certain adjustments. In May 2020 Tony Pearce and Terry Pearce, individually or together, no longer own at least 50% of the voting securities of the Company, and pursuant to the terms of the warrant agreement, the exercise price was reduced to $0. As a result, the Incremental Loan Warrants may be exercised without any further consideration paid to us, resulting in further dilution to existing shareholders. In addition, if we choose to make additional borrowings under the Amended and Restated Credit Agreement, we will be required to issue to the Lenders additional warrants on the same terms as the Incremental Loan Warrants.

Certain outstanding warrants held by former members of Global Partner Sponsor, LLC (the sponsor for Global Partner Acquisition Corp., our predecessor) and CCP and its affiliates may be exercised on a cashless basis, without any further consideration paid to us. In addition, in the event that the last sales price of our common stock reported has been at least $24.00 per share on each of twenty trading days within a thirty (30) trading-day period, we may elect to redeem our outstanding warrants (other than those held by former members of Global Partner Sponsor, LLC and certain warrants held by CCP and its affiliates) at a redemption price of $0.01 per warrant, or we may, alternatively, require such warrants to be exercised on a cashless basis. If we require such warrants to be exercised on a cashless basis, we will be required to issue shares of our Class A Common Stock without any further consideration being paid to us, which would result in further dilution to existing shareholders.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units into our Class A Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

InnoHold and other owners of Class B Units and shares of Class B Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock for shares of Class A Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. In addition to the step up in basis in the initial merger transaction, there have been 26.6 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock as of June 30, 2020.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of June 30, 2020, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the distribution of the cash consideration to InnoHold in connection with the Business Combination and tax basis increases as a result of the step up in basis in the initial merger transaction and exchanges of 26.6 million Paired Securities was approximately $81.5 million. Due to the release of the Company’s valuation allowance on the deferred tax assets to which the Tax Receivable Agreement liability relates, only $78.7 of the $81.5 million has been recorded to date ($0.5 million in 2019 and an incremental $78.2 million through June 30, 2020). The additional $2.8 million is expected to be recorded in the third and fourth quarters of the year ending December 31, 2020. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

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

For illustrative purposes, if all of the 17.5 million Paired Securities outstanding as of June 30, 2020 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock were equal to $26.16 per share (the closing price of a share of our Class A Stock on August 3, 2020), our aggregate liability under the Tax Receivable Agreement would be, including the estimated $81.5 million liability described above, approximately $197.6 million payable in estimated amounts ranging from $4 million to $22 million over a 15-year period. Of the additional approximately $116.1 million amount, approximately $111.5 million relates to the exchange of Paired Securities for the 16.8 million shares of Class A Stock into which the Paired Securities currently held by InnoHold are exchangeable. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the next 15 tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1 (1)	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020
10.2 (2)	Second Amendment to Amended and Restated Credit Agreement dated May 15, 2020
10.3*	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed May 11, 2020
(2)	Previously filed as an Exhibit to the Current Report on Form 8-K filed May 18, 2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	August 13, 2020	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)

