Form 10-Q
period 2020-09-30
Purple Innovation, Inc.
filed 2020-11-10
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 9, 2020, 60,934,097 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 577,792 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have a number of trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple® (the logo and standard character mark), Gel Matrix®, Somnigel® (for mattresses and pillows as well as plasticized elastomeric gel), Intellipillow® (for pillows) No Pressure® and Hyper-Elastic Polymer® (for plasticized elastomeric gel and certain types of products, including mattresses); the color “purple” (for mattresses); the Purple Powerbase® (for foundations); and Purple Pay®; . We also have a number of common law trademarks, including Harmony™, Purple +™, Purple Plus™, Furple™, Purple Premier™, Softstrech™, Purple Duvet™, Purple Sheets™, Purple Plush™, Dreams on Dreams™, PRPL™, True Comfort™, Take Comfort™, Find Comfort™, Purple Powerbase™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Purple Grid™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™ and EquaGel Adjustable™. Many of the common law marks have registrations pending with the USPTO and other international jurisdictions. Solely for convenience, we refer to our trademarks in this Quarterly Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$97,955	$33,478
Accounts receivable, net	21,894	28,692
Inventories, net	50,775	47,628
Prepaid inventory	1,888	879
Other current assets	8,443	3,442
Total current assets	180,955	114,119
Property and equipment, net	44,983	31,979
Intangible assets, net	9,620	1,101
Deferred income taxes	205,486	—
Other long-term assets	1,586	525
Total assets	$442,630	$147,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$61,961	$50,240
Accrued sales returns	10,285	7,271
Accrued compensation	12,515	7,954
Customer prepayments	6,207	6,258
Accrued sales tax	7,327	5,602
Accrued rebates and allowances	7,232	5,311
Other current liabilities	7,995	4,229
Total current liabilities	113,522	86,865
Long-term debt, related-party	—	35,399
Long-term debt, net of current portion	41,911	—
Warrant liabilities	64,930	21,622
Tax receivable agreement liability, net of current portion	168,328	—
Other long-term liabilities, net of current portion	12,375	8,570
Total liabilities	401,066	152,456
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 53,787 issued and outstanding at September 30, 2020 and 22,494 issued and outstanding at December 31, 2019	5	2
Class B common stock; $0.0001 par value, 90,000 shares authorized; 605 issued and outstanding at September 30, 2020 and 31,394 issued and outstanding at December 31, 2019	—	3
Additional paid-in capital	44,032	5,990
Accumulated deficit	(2,517)	(8,349)
Total stockholders’ equity (deficit)	41,520	(2,354)
Noncontrolling interest	44	(2,378)
Total equity (deficit)	41,564	(4,732)
Total liabilities and stockholders’ equity (deficit)	$442,630	$147,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues, net	$187,111	$117,406	$474,582	$304,058
Cost of revenues	98,857	64,523	251,515	174,323
Gross profit	88,254	52,883	223,067	129,735
Operating expenses:
Marketing and sales	51,206	34,055	127,313	94,039
General and administrative	11,087	6,745	27,312	19,243
Research and development	1,687	1,070	4,712	3,004
Total operating expenses	63,980	41,870	159,337	116,286
Operating income	24,274	11,013	63,730	13,449
Other income (expense):
Interest expense	(1,232)	(1,356)	(4,045)	(3,801)
Other income, net	3	138	109	373
Loss on extinguishment of debt	(5,782)	—	(5,782)	(6,299)
Change in fair value – warrant liabilities	(17,971)	(1,384)	(43,308)	(3,372)
Tax receivable agreement expense	(567)	—	(33,512)	—
Total other expense, net	(25,549)	(2,602)	(86,538)	(13,099)
Net income (loss) before income taxes	(1,275)	8,411	(22,808)	350
Benefit from income taxes	106	—	35,818	—
Net income (loss)	(1,169)	8,411	13,010	350
Net income (loss) attributable to noncontrolling interest	(147)	6,817	7,178	224
Net income (loss) attributable to Purple Innovation, Inc.	$(1,022)	$1,594	$5,832	$126
Net income (loss) per share:
Basic	$(0.02)	$0.18	$0.18	$0.01
Diluted	$(0.02)	$0.16	$0.16	$0.01
Weighted average common shares outstanding:
Basic	44,266	8,828	32,117	8,576
Diluted	44,266	52,793	36,628	52,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance – December 31, 2019	22,494	$2	31,394	$3	$5,990	$(8,349)	$(2,354)	$(2,378)	$(4,732)
Net income	—	—	—	—	—	8,835	8,835	11,166	20,001
Stock-based compensation	—	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	12	—	12	—	12
Tax Receivable Agreement liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Issuance of common stock	3	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$5,955	$486	$6,446	$8,668	$15,114
Net income (loss)	—	—	—	—	—	(1,981)	(1,981)	(3,841)	(5,822)
Stock-based compensation	—	—	—	—	962	—	962	—	962
Exchange of stock	12,760	1	(12,760)	(1)	—	—	—	—	—
Exercise of warrants	1	—	—	—	11	—	11	—	11
Exercise of stock options	5	—	—	—	(61)	—	(61)	—	(61)
Tax Receivable Agreement liability	—	—	—	—	(45,045)	—	(45,045)	—	(45,045)
Deferred income taxes	—	—	—	—	56,636	—	56,636	—	56,636
Accrued distributions	—	—	—	—	(4,327)	—	(4,327)	—	(4,327)
Issuance of common stock	80	1	—	—	—	—	1	—	1
Impact of transactions affecting NCI	—	—	—	—	6,453	—	6,453	(6,453)	—
Balance – June 30, 2020	36,468	$4	17,510	$2	$20,584	$(1,495)	$19,095	$(1,626)	$17,469
Net income (loss)	—	—	—	—	—	(1,022)	(1,022)	(147)	(1,169)
Stock-based compensation	—	—	—	—	347	—	347	—	347
Exchange of stock	16,905	2	(16,905)	(2)	—	—	—	—	—
Exercise of warrants	266	—	—	—	706	—	706	—	706
Exercise of stock options	184	—	—	—	1,394	—	1,394	—	1,394
Tax Receivable Agreement liability	—	—	—	—	(89,677)	—	(89,677)	—	(89,677)
Deferred income taxes	—	—	—	—	112,670	—	112,670	—	112,670
Accrued distributions	—	—	—	—	(176)	—	(176)	—	(176)
Forfeiture of unvested common stock	(36)	(1)	—	—	1	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(1,817)	—	(1,817)	1,817	—
Balance – September 30, 2020	53,787	$5	605	$—	$44,032	$(2,517)	$41,520	$44	$41,564

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit

Balance – December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(130)	(130)	(590)	(720)
Stock-based compensation	—	—	—	—	73	—	73	—	73
Balance – March 31, 2019	9,731	$1	44,071	$4	$3,728	$(4,452)	$(719)	$(1,939)	$(2,658)
Net loss	—	—	—	—	—	(1,338)	(1,338)	(6,003)	(7,341)
Stock-based compensation	—	—	—	—	6,733	—	6,733	—	6,733
Repurchase of stock options	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of common stock	96	—	—	—	—	—	—	—	—
Balance – June 30, 2019	9,827	$1	44,071	$4	$10,364	$(5,790)	$4,579	$(7,942)	$(3,363)
Net income	—	—	—	—	—	1,594	1,594	6,817	8,411
Stock-based compensation	—	—	—	—	2,935	—	2,935	—	2,935
Conversion of stock	677	—	(677)	—	—	—	—	—	—
Forfeiture of unvested common stock	(3)	—	(7)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(7,551)	—	(7,551)	7,551	—
Balance – September 30, 2019	10,501	$1	43,387	$4	$5,748	$(4,196)	$1,557	$6,426	$7,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$13,010	$350
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,366	2,492
Non-cash interest	2,973	2,439
Paid-in-kind interest	(6,616)	—
Loss on extinguishment of debt	5,782	6,299
Loss on change in fair value - warrant liabilities	43,308	3,372
Tax receivable agreement expense	33,512	—
Stock-based compensation	1,559	9,740
Deferred income taxes	(35,818)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,798	(16,446)
Increase in inventories	(3,147)	(11,878)
Increase in prepaid inventory and other assets	(5,740)	(2,935)
Increase in accounts payable	9,678	11,102
Increase (decrease) in accrued sales returns	3,014	(163)
Increase in accrued compensation	4,561	2,830
Increase (decrease) in customer prepayments	(51)	170
Decrease in income tax payable	(567)	—
Increase in other accrued liabilities	8,840	8,472
Net cash provided by operating activities	87,462	15,844

Cash flows from investing activities:
Purchase of property and equipment	(14,194)	(5,657)
Investment in intangible assets	(10,890)	(246)
Net cash used in investing activities	(25,084)	(5,903)

Cash flows from financing activities:
Proceeds from related-party debt	—	10,000
Proceeds from long-term debt	45,000	—
Proceeds from exercise of option and warrants	2,124	—
Repurchase of stock options	—	(97)
Payment on related-party debt	(37,497)	—
Payments for debt issuance costs	(2,460)	(758)
Distributions to members	(5,006)	—
Principal payments on capital lease obligations	(62)	(25)
Net cash provided by financing activities	2,099	9,120

Net increase in cash	64,477	19,061
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$97,955	$31,293

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$954	$1,364
Cash paid during the period for income taxes	$2,422	$—

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$2,786	$155
Equipment acquired through capital lease	$147	$386
Non-cash leasehold improvements	$615	$—
Tax Receivable Agreement liability	$134,943	$—
Deferred income taxes	$169,306	$—

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

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of September 30, 2020, Purple Inc. held approximately 99% of the common units of Purple LLC and other Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the 2019 audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed March 9, 2020. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or other future year.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. In light of the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we mandate protective equipment be worn, perform temperature testing at the start of each shift and again during the shift, contact trace when risk of exposure is known, stagger shifts to reduce concentration of employees, follow social distancing guidelines and sanitize daily including complete weekly anti-viral fumigation. The State of Utah, where all of our manufacturing operations currently take place, has experienced a significant resurgence of COVID-19 cases. If the State of Utah, as part of efforts to control the resurgence of COVID-19, requires us to close our facilities temporarily or to reduce the number of employees working in our manufacturing at a given time, our business and operations could be significantly adversely affected.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the year as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued strength in DTC channel sales across all of our product categories throughout the quarter. This increase in demand was a contributing factor to DTC net revenue growth of approximately 97% over the prior year third quarter. There can be no assurance that this trend of strong demand through our DTC channel will continue. We initially experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased such that our net revenue from wholesale customers this quarter is up approximately 7% over the prior year third quarter. As of November 9, 2020 we have our factory outlet and all of our showrooms open and servicing our customers. We recently opened two new showrooms and have two more planned to open by the end of the year. However, due to recent resurgence of COVID-19, we may be required to close our factory outlet and showrooms in the future. We have signed a new lease for a manufacturing facility in Georgia and are proceeding with the buildout and purchasing of equipment to begin production.

This increase in demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed as a result of the pandemic, but we had sufficient inventory on hand. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers are able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

Although the Company has taken measures to protect the business, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce, liquidity available under our new line of credit, and continuing resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2020, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. At September 30, 2020, other parties owned approximately 1% of the economic interest in Purple LLC; however, the other parties have disproportionally fewer voting rights, and are shown as the noncontrolling interest (“NCI”) holder of Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Identify the performance obligations in the contract. The Company’s contracts with customers do not include multiple performance obligations to be completed over a period of time. The performance obligations generally relate to delivering products to a customer, subject to the shipping terms of the contract. The Company has made an accounting policy election to account for shipping and handling activities performed after a customer obtains control of the goods, including “white glove” delivery services, as activities to fulfill the promise to transfer the goods. The Company does not offer extended warranty or service plans. The Company does not provide an option to its customers to purchase future products at a discount and therefore there are no material option rights.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs for the revolving line of credit facility available from the 2020 Credit Agreement are carried as an asset and amortized to interest expense on a straight-line basis over the term of the line of credit facility. Refer to Note 8 – Debt.

Warrant Liabilities

The Company accounts for warrant liabilities under the provisions of ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may require the exercise price of the warrants to be reduced. The Company has determined that the fundamental transaction provisions require the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings. The Company uses the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of the warrant re-price. Refer to Note 9 – Warrant Liabilities.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the third quarter of 2020, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Net Income (Loss) Per Share

The two-class method of computing net income (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class B Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable as of September 30, 2020 or in prior periods. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and Class B Stock for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact is an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

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

New Internal-Use Software Guidance

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard is effective for our interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. We are currently evaluating the impact of this standard on our accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost and do not expect that adoption will have a material impact on our consolidated financial statements or related disclosures.

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

Additionally, at the Closing, 9.7 million Class A Units of Purple LLC were issued and are solely held by Purple Inc. They are voting common units entitled to share in the profits and losses of Purple LLC and receive distributions as declared by Purple LLC’s manager. Approximately 44.1 million Class B Units of Purple LLC were issued to InnoHold, who had limited voting rights in Purple LLC and was entitled to share in the profits and losses of Purple LLC and to receive distributions as declared by Purple LLC’s manager. InnoHold subsequently transferred a portion of its shares and units to permitted transfers and exchanged its remaining shares for Class A Stock that it sold. As of September 30, 2020, 0.6 million Class B Units of Purple LLC remain outstanding, all held by other parties. The amended operating agreement appoints Purple Inc. as the sole managing member of Purple LLC. As the sole managing member, Purple Inc. has the sole voting interest in and control of the management and operations of Purple LLC, including when it had only a minority economic interest in Purple LLC.

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

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers and Company factory outlet and showrooms is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments were $6.2 million at September 30, 2020 and $6.3 million at December 31, 2019. During the nine months ended September 30, 2020, the Company recognized $6.3 million of revenue that was deferred in customer prepayments at December 31, 2019.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by sales channel and product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Channel	2020	2019	2020	2019

Direct-to-consumer	$134,252	$67,950	$360,119	$185,109
Wholesale partner	52,859	49,456	114,463	118,949
Revenues, net	$187,111	$117,406	$474,582	$304,058

	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2020	2019	2020	2019

Bedding	$172,806	$110,332	$437,809	$283,844
Other	14,305	7,074	36,773	20,214
Revenues, net	$187,111	$117,406	$474,582	$304,058

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels including the Company outlet and showrooms. The Wholesale channel includes all product sales to traditional third-party retailers for their in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019

Raw materials	$21,116	$16,220
Work-in-process	3,292	2,713
Finished goods	26,924	29,485
Inventory obsolescence reserve	(557)	(790)
Inventories, net	$50,775	$47,628

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Equipment	$27,139	$19,761
Equipment in progress	11,518	5,278
Leasehold improvements	8,353	7,040
Furniture and fixtures	5,141	4,252
Office equipment	2,555	1,523
Equipment under capital lease	809	662
Total property and equipment	55,515	38,516
Accumulated depreciation and amortization	(10,532)	(6,537)
Property and equipment, net	$44,983	$31,979

The Company recorded depreciation and amortization related to property and equipment of $1.4 million and $0.9 million during the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization related to property and equipment of $4.0 million and $2.4 million were recorded during the nine months ended September 30, 2020 and 2019, respectively.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Warranty accrual – current portion	$2,015	$1,567
Long-term debt – current portion	2,001	$—
Insurance financing	1,414	350
Website commissions	991	897
Tax Receivable Agreement liability – current portion	629	501
Accrued rent – current portion	298	—
All other current liabilities	647	914
Total other current liabilities	$7,995	$4,229

8. Debt

Long-Term Debt, Related-Party

Long-term debt, related-party consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Long-term debt, related-party	$—	$39,202
Less: unamortized debt issuance costs and discounts	—	(3,803)
Total long-term debt, related-party	$—	$35,399

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

On March 27, 2020, the Company entered into the First Amendment to the Amended and Restated Credit Agreement with the Lenders. The purpose of this Amendment is to allow the Company to defer the remaining 5% of interest for the quarterly payments due March 31 and June 30, 2020 in an effort to reduce its cash disbursements during the COVID-19 impact. Pursuant to the Amendment, the Company was allowed to defer and capitalize the full amount of the interest payments due on March 31, 2020 and June 30, 2020. The Company accounted for the amendment as a modification of existing debt in accordance with ASC 470 - Debt.

Interest expense related to the Amended and Restated Credit Agreement was $1.0 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Retirement of Amended and Restated Credit Agreement

On September 3, 2020, the Company retired all indebtedness related to Purple LLC’s original Credit Agreement dated as of February 2, 2018, as amended and restated in the Amended and Restated Credit Agreement dated February 26, 2019, and as further amended by the First Amendment to Amended and Restated Credit Agreement dated as of March 27, 2020, the Second Amendment to Amended and Restated Credit Agreement dated as of May 15, 2020, and the Waiver and Consent to Amended and Restated Credit Agreement dated as of August 20, 2020. The total amount paid for the retirement of the debt was $45.0 million comprised of $35.0 million original principal, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loss on Extinguishment of Debt

In February 2019, the Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from their existing debt and therefore required to be accounted for as an extinguishment of their existing debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $6.3 million for the three and nine months ended March 31, 2019. This is a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the fair value of the incremental warrants issued.

In September 2020, the Company accounted for the debt retirement of the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined that there are separate lenders and substantially different terms for the debt and therefore required to be accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on the extinguishment of their existing debt of approximately $5.8 million for the three and nine months ended September 20, 2020 primarily associated with the $2.5 million in prepayment fee and $3.3 million in the recognition of related unamortized debt discount and debt issuance costs.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
2020 Credit Agreement Term Loan	$45,000	$—
Less: unamortized debt issuance costs	(1,088)	—
Less: current portion of long-term debt	(2,001)	—
Total long-term debt	$41,911	$—

2020 Credit Agreement

On September 3, 2020, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) by and between Purple LLC and KeyBank National Association and a group of financial institutions. The 2020 Credit Agreement provides for a $45.0 million term loan and a $55.0 million revolving line of credit.

The borrowing rates for the term loan will be based on Purple LLC’s leverage ratio, as defined in the Credit Agreement, and can range from LIBOR plus 3.00 percent to 3.75 percent with a LIBOR minimum of 0.50 percent. The initial borrowing rate is LIBOR plus 3.00 percent, which is 3.50 percent. The term loan will be repaid according to a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on excess cash flow.

Pursuant to a Pledge and Security Agreement between Purple LLC, KeyBank, and the Company, Purple LLC’s obligations under the 2020 Credit Agreement are secured by a perfected first-priority security interest in the assets of Purple LLC and the Company. The Pledge and Security Agreement contains a pledge, as security for its guaranty, all of its ownership interests in Purple LLC. The 2020 Credit Agreement provides for standard events of default such as for non-payment and failure to perform or observe covenants. The Credit Agreement contains standard indemnifications benefitting the Lenders.

The 2020 Credit Agreement also contains representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain Net Leverage Ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Credit Agreement, and (iii) maintain minimum Consolidated Net Leverage Ratio and Fixed Charge Coverage Ratio (as those terms are defined in the Credit Agreement) thresholds at certain measurement dates. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, under the 2020 Credit Agreement could be declared immediately due and payable.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has a $55.0 million revolving credit facility initially established under the 2020 Credit Agreement. The revolving line of credit has a term of five years and carries the same interest provisions as the term debt. There is a commitment fee to be paid quarterly calculated based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants specified in the contractual agreement. The agreement also contains customary events of default. As of September 30, 2020, there was no balance outstanding on the revolving credit facility. The foregoing summary of the 2020 Credit Agreement does not purport to be compete and is subject to, and qualified in its entirety by, the full text of the 2020 Credit Agreement, which is attached as Exhibit 10.5 to this report and is incorporated by reference herein.

The Company incurred $2.5 million in debt issuance costs for the 2020 Credit Agreement. These costs related to the entire credit arrangement and therefore must be allocated between the term loan and the revolving line of credit. Accordingly, $1.1 million of the debt issuance costs relate to the term debt and are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The amount is amortized into interest expense using an effective interest rate over the duration of the debt. The remaining $1.4 million of the debt issuance costs relate to the revolving line of credit facility carried as an asset and amortized to interest expense on a straight-line basis over the term of the revolving credit facility.

Guaranty

In connection with the Company’s entry into the 2020 Credit Agreement and the revolving credit facility, the Company entered into the Guaranty, pursuant to which the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the Credit Agreement and the other Loan Documents. The foregoing summary of the Guaranty does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Guaranty, which is attached as Exhibit 10.7 to this report and is incorporated by reference herein.

Intellectual Property Security Agreements

In connection with the Company’s entry in the 2020 Credit Agreement and revolving credit facility, the Company and Purple LLC entered into a Collateral Assignment of Patents, Collateral Assignment of Trademarks, and Collateral Assignment of Copyrights, pursuant to which they granted to the Agent, on behalf of the Secured Creditors (as defined therein), a security interest in all of the intellectual property of the Company and Purple LLC that constitutes collateral under the 2020 Credit Agreement and revolving credit facility. The foregoing summary of the Collateral Assignment of Patents, Collateral Assignment of Trademarks, and Collateral Assignment of Copyrights does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreements, which are attached as Exhibits 10.8, 10.9, and 10.10, respectively, to this report and are incorporated by reference herein.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determined the fair value of the Incremental Loan Warrants to be $64.9 million and $21.6 million on September 30, 2020 and December 31, 2019, respectively using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

	September 30,	December 31,
	2020	2019
Trading price of common stock on measurement date	$24.86	$8.71
Exercise price	$—	$5.74
Risk free interest rate	0.16%	1.69%
Warrant life in years	3.4	4.2
Expected volatility	51.30%	36.82%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	100.00%	95.00%

The Company recorded a $18.0 million and $1.4 million loss on the increase in fair value of the Incremental Loan Warrants for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a $43.3 million and $3.4 million loss on the increase in fair value of the Incremental Loan Warrants for the nine months ended September 30, 2020 and 2019, respectively.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Warranty accrual	$7,499	$4,621
Deferred rent expense	6,680	5,115
Capital leases	577	488
Other long-term liabilities	55	—
Total other long-term liabilities	14,811	10,224
Less: current portion of long-term liabilities	(2,436)	(1,654)
Other long-term liabilities, net of current portion	$12,375	$8,570

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020 prior to retiring the debt owed under the Amended and Restated Credit Agreement and entering into the 2020 Credit Agreement and revolving credit facility. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. No distributions were made under the Second Purple LLC Agreement in 2019. During the nine months ended September 30, 2020, the Company has paid out $5.0 million in tax distributions under the Second Purple LLC Agreement.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of September 30, 2020, the early termination penalty was $0.9 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating Leases

The Company leases various office and warehouse facilities under non-cancellable operating leases.

Office and manufacturing space for its facility in Alpine, Utah is leased from TNT Holdings an entity under common control with InnoHold, which was historically the majority and controlling owner of Purple LLC. The lease was originally entered into in 2010, but in October 2017 was amended with a lease term of 10 years that expires in September 2027 with an early-out clause without penalties after 5 years and includes an option for a 5-year extension.

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

In June 2019, the Company entered into a lease for Corporate office and showroom space in Lehi, Utah with a lease term of 10 years, an option to early terminate after the eighty-fourth calendar month, and an option for two 5-year extensions. The Lehi lease commenced in November 2019 and the Company moved its headquarters into the building in February 2020. In addition, in November 2019, the Company entered into an amendment to the Lehi lease for additional office space.

During 2019 and 2020, the Company entered into numerous leases for a Factory Outlet and Company showrooms, which have various commencement dates, with lease terms of 3 to 36 months with various renewal options.

In July 2020, the Company entered into a lease for a new facility in McDonough, Georgia. The Company immediately commenced preparing the building for use as a manufacturing, distribution and office facility and expects it to be fully operational in 2021. The term of the Lease is 128 months including an eight-month free rent period, which will commence upon completion of the landlord’s work on the Company’s space in the building. The Company anticipates the landlord’s work to be completed by the middle of first quarter 2021. The lease also provides the Company with an option to extend the Lease term for two additional five-year periods. The lease also provides the Company with signage rights and a right of first refusal on other contiguous space.

The Company recognizes rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the three months ended September 30, 2020 and 2019, the Company recognized rent expense in the amount of $1.6 million and $0.8 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized rent expense in the amount of $4.2 million and $2.6 million, respectively. At September 30, 2020, the Company had deferred rent of $6.7 million, of which $0.3 million is short-term and included in other current liabilities and $6.4 million is long-term and included in other long-term liabilities on the accompanying balance sheets. At December 31, 2019, the Company had deferred rent of $5.1 million all of which is long-term and included in other long-term liabilities on the accompanying balance sheets.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company is offered a further discount per gallon. As of September 30, 2020, approximately $6.2 million remains on the purchase contract. Based on current usage rates, the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the closing of the Business Combination, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the Closing pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million to be held in escrow. As of September 30, 2020, the Company has estimated amounts totalling $4.2 million would qualify for indemnification if actually incurred. No claims have yet been submitted by the Company and $5.0 million remains deposited in an escrow account.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The holders of the Incremental Loan Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants). The registration statement was declared effective on May 17, 2019.

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into a Registration Rights Agreement with InnoHold and the Parent Representative (the “InnoHold Registration Rights Agreement”). Under the InnoHold Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all or any portion of the Equity Consideration (including Class A Stock issued in exchange for the equity consideration received in the Business Combination) (the “Registrable Securities”). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total). Pursuant to the InnoHold Registration Rights Agreement, the Company filed a registration statement on Form S-3 that was declared effective on November 8, 2019, pursuant to which InnoHold, Tony Pearce and Terry Pearce sold 11.5 million shares of Class A Stock. The Company filed a second registration statement on Form S-3 that was declared effective on May 14, 2020, pursuant to which InnoHold sold 12.4 million shares of Class A Stock. The Company filed a third and final registration statement on Form S-3 that was declared effective on September 9, 2020, pursuant to which InnoHold sold 16.8 million shares of Class A Stock.

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into an exchange agreement with Purple LLC and InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who also agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC. See Note 16 — Equity Compensation Plans.

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

During the nine months ended September 30, 2020, 30.8 million Paired Securities were exchanged for shares of Class A Stock.

Maintenance of One-to-One Ratios

The Third Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A Stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar stockholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A Stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in non-controlling interest holders having a voting interest in the Company that is identical to their economic interest in Purple LLC.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense recently brought a motion to strike that was resolved on consent.  Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order.  The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings.  On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed.   Purple will oppose this informal request.

On September 20, 2020, we filed a complaint at the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods.  More than 4,000 other complaints have been filed by other companies seeking similar refunds.  The United States has not yet filed an answer to our complaint.   If successful, this litigation could result in a refund of some or all of the Section 301 duties.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which are also Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make a loan in an aggregate principal amount of $25.0 million pursuant to the Credit Agreement entered into as part of the Business Combination. In conjunction with the Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, two of the Lenders, the Incremental Lenders, agreed to provide an incremental loan of $10.0 million (see Note 10 – Debt). The Lenders in aggregate had $41.6 million in principal borrowings outstanding, comprised of $35.0 million in original loan amount and $6.6 million in capitalized interest and accrued interest of $0.9 million as of September 3, 2020. Pursuant to the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the three or nine months ended September 30, 2020. The Company made a cash interest payment of $0.5 million and $1.3 million during the three and nine months ended September 30, 2019, respectively. Pursuant to the Second Amendment to the Amended and Restated Credit Agreement, a negative covenant was removed so that there would not be an event of default if Lenders acquired 25% or more ownership of the Company. As part of the Amended and Restated Credit Agreement, CCP and Blackwell were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, pursuant to the terms of the warrant agreement upon the condition that Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company, the exercise price of the warrants were adjusted to $0 per share.

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

Retirement of Amended and Restated Credit Agreement

On September 3, 2020, the Company retired all indebtedness related to Purple LLC’s original Credit Agreement dated as of February 2, 2018, as amended and restated in the Amended and Restated Credit Agreement dated February 26, 2019, and as further amended by the First Amendment to Amended and Restated Credit Agreement dated as of March 27, 2020, the Second Amendment to Amended and Restated Credit Agreement dated as of May 15, 2020, and the Waiver and Consent to Amended and Restated Credit Agreement dated as of August 20, 2020. The total amount paid for the retirement of the debt was $45.0 million, comprised of $35.0 million in original principal, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC (herein “EdiZONE”) and InnoHold, LLC (herein “InnoHold”) (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination as TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (with EdiZONE being wholly owned by TNT Holdings) who also were the founders of Purple LLC and immediately following the Business Combination were appointed to the Company’s Board (the “Purple Founders”). InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020, and the remainder of its interests were sold in a secondary public offering in September 2020. The Purple Founders also retired from the Company’s Board in August 2020.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TNT Holdings owns the Alpine facility Purple LLC has been leasing since 2010. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.2 million and $0.2 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended September 30, 2020 and 2019, respectively and $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production.

During the nine months ended September 30, 2020, 30.1 million Paired Securities have been exchanged for Class A Stock by InnoHold.

On August 14, 2020, Purple LLC entered into a License Transfer and IP Assignment agreement with EdiZONE for the transfer and assignment to Purple LLC all of EdiZONE’s rights, interests, and obligations under a certain license agreement, and certain intellectual property rights of EdiZONE, and indemnify and hold EdiZONE harmless from liability related to the certain license agreement. Purple LLC paid EdiZONE $8.5 million as consideration for the agreement. The rights, interests, and obligations under the assigned license agreement now owned by Purple LLC, including the right to receive royalty payments from the licensee, pertain to certain intellectual property owned by Purple LLC that was licensed back to EdiZONE for purposes of allowing EdiZONE to maintain its license with the third party licensee that existed prior to both the Business Combination and EdiZONE’s related assignment of all its material intellectual property to Purple LLC pursuant to the Second Amended and Restated Assignment and License Back between EdiZONE and Purple LLC dated November 9, 2018, resulting in Purple LLC now being the direct licensor to that third party licensee of the intellectual property owned by Purple LLC. The additional intellectual property assigned to Purple LLC, and now also owned by Purple LLC, includes the INTELLIPILLOW and GEL MATRIX trademarks. For the avoidance of doubt, and stated simply, Purple LLC acquired the rights of EdiZONE to be the direct licensor with the third party licensee of the intellectual property, namely patents and trade secrets, that were and are owned by Purple LLC. The foregoing description of the License Transfer and IP Assignment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In July 2020 and September 2020, Purple LLC paid InnoHold either directly or through withholding payments directly to various states, an aggregate of $4.7 million in required tax distributions pursuant to the Second Purple LLC Agreement.

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At September 30, 2020, 53.8 million shares of Class A Stock were outstanding.

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During the nine months ended September 30, 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty trading day period. Accordingly, the shares of Class A Stock are no longer subject to vesting or forfeiture.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Business Combination, approximately 44.1 million shares of Class B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A Stock that it sold. At September 30, 2020, 0.6 million shares of Class B Stock were outstanding all held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2020, there were no shares of preferred stock outstanding.

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

From the time of GPAC’s IPO up to the Business Combination with Purple LLC, there were 28.3 million warrants outstanding. During the nine months ended September 30, 2020, 0.9 million warrants have been exercised. At September 30, 2020, approximately 27.4 million warrants remain outstanding.

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

During the nine months ended September 30, 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants were reduced to $0, based on the formula established in the agreement.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest held by holders other than the Company. On February 2, 2018, upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Purple LLC Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At September 30, 2020, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

For the period ended June 30, 2020, and in assessing the realizability of deferred tax assets, management determined that it was more likely than not that its net deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As of the period ended June 30, 2020, the Company was no longer in a three-year cumulative loss position. As a result of the removal of this negative evidence and other items of positive evidence, the Company determined that the deferred tax assets were more likely than not to be realized. Accordingly, through the period ended September 30, 2020, $35.4 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released and recorded as an income tax benefit. An additional $0.7 million of remaining valuation allowance will be released in the fourth quarter of 2020 as taxes are recorded. In addition, and in conjunction with the removal of the valuation allowance, the Company recorded an additional $172.8 million in deferred tax assets primarily related to tax basis increases resulting from exchanges of Class B Paired Securities during the nine months ended September 30, 2020. The deferred tax assets at September 30, 2020 are $205.5 million net of $0.7 million of valuation allowance recorded against the deferred tax assets, which will be released in subsequent quarters and $11.0 million of valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable.

The Company currently estimates its annual effective income tax rate to be 3.14%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to (1) the release of a portion of the valuation allowance through the current year’s annual effective tax rate calculation, and (2) NCI in Purple LLC that is allocated to InnoHold and others.

The effective tax rate as of September 30, 2020, is 162% primarily due to the tax benefit from the release of the valuation allowance. For the three months and nine months ended September 30, 2020, the Company has recorded an income tax benefit of $0.1 million and $35.8 million, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the six months ended June 30, 2020, relating to increased 2019 NOL utilization and tax benefits from NOL carrybacks. We have recorded a discrete benefit of $0.5 million in our income tax provision for the nine months ended September 30, 2020 related to the CARES Act.

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

The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and the subsequent exchanges of 43.5 million Class B Units for Class A Stock as of September 30, 2020, the potential future TRA liability is $169.6 million, of which $169.0 million has been recorded through the third quarter of 2020. Due to the release of the Company’s valuation allowance on the deferred tax assets to which the Tax Receivable Agreement liability relates, only $169.0 of the $169.6 million has been recorded to date ($0.5 million in 2019 and an incremental $168.5 million through September 30, 2020). Of the total liability recorded during 2020, $134.9 million relates to current year exchanges and was recorded as an adjustment to equity and $33.5 million was recorded to expense in order to re-establish the TRA related to prior year exchanges. The additional $0.6 million is expected to be recorded in the fourth quarter of the year ending December 31, 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2020, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) (numerator):
Net income (loss) attributable to Purple Innovation, Inc.-basic	$(1,022)	$1,594	$5,832	$126
Add: Net income (loss) attributed to the noncontrolling interest	—	6,817	—	224
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$(1,022)	$8,411	$5,832	$350
Weighted average shares (denominator):
Weighted average shares—basic	44,266	8,828	32,117	8,576
Add: Dilutive effects of equity awards	—	262	4,511	91
Add: Dilutive effects of Class B common stock	—	43,703	—	43,787
Weighted average shares—diluted	44,266	52,793	36,628	52,454
Net income (loss) per common share:
Basic	$(0.02)	$0.18	$0.18	$0.01
Diluted	$(0.02)	$0.16	$0.16	$0.01

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2020, the Company excluded 9.9 million Paired Securities exchangeable into shares of Class A Stock and 10.4 million shares of Class A Stock issuable upon exercise of certain Company warrants and stock options as the effect was anti-dilutive. For the nine months ended September 30, 2020, the Company excluded 21.6 million Paired Securities exchangeable into shares of Class A Stock and 2.6 million shares of Class A Stock issuable upon exercise of certain Company warrants as the effect was anti-dilutive. For the three and nine months ended September 30, 2019, the Company excluded 17.0 million shares of Class A Stock issuable upon conversion of the Company’s warrants and stock options and 1.3 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Class A Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of September 30, 2020, approximately 2.1 million shares remain available under the 2017 Incentive Plan.

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

In May and June 2020, the Company granted restricted stock awards under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. The stock awards vest over 3 to 4 years. The estimated fair value of the restricted stock is measured on the grant date and is recognized over the vesting period. The Company determined that the fair value of the restricted stock on the grant dates was $0.7 million.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Options

During the nine months ended September 30, 2020, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have an exercise price ranging from of $12.76 to $15.12 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the options granted during the nine months ended September 30, 2020 using the Black Scholes method with the following assumptions:

Fair market value	$8.02 – 15.12
Exercise price	$12.76 – 15.12
Risk free interest rate	0.21 - 0.61%
Expected term in years	2.50 - 3.56
Expected volatility	38.28 – 54.45%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of September 30, 2020:
Options outstanding as of January 1, 2020	2,136	$6.95	4.3	$3,752
Granted	309	13.11	—	—
Exercised	(208)	7.42	—	—
Forfeited/cancelled	(109)	10.80	—	—
Options outstanding as of September 30, 2020	2,128	$7.61	3.6	$36,721

Outstanding and exercisable stock options as of September 30, 2020 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	225	3.39	74	$3.39	$1,413
5.95	538	3.00	258	3.00	4,875
6.51	277	3.64	82	3.64	1,511
6.65	183	3.61	50	3.61	904
7.99	28	4.17	10	4.17	175
8.07	5	3.90	—	—	—
8.17	225	4.00	22	4.00	365
8.32	230	3.75	53	3.75	865
8.55	179	4.00	—	—	—
12.76	25	4.45	—	—	—
13.12	210	4.22	19	0.13	226
15.12	3	4.63	—	—	—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $0.3 million and $0.2 million in stock-based compensation expenses related to stock options during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $0.9 million and $0.4 million in stock-based compensation expenses related to stock options during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $3.0 million of total unrecognized stock compensation cost with a remaining recognition period of 2.60 years.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $9.0 million which represented the fair value of the Paired Securities as of the distribution date in 2019. As of September 30, 2020, 0.6 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders. A small number of Paired Securities remain subject to vesting contingent upon such current employees’ continued employment with the Company.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Stock-Based Compensation	2020	2019	2020	2019

Cost of revenues	$44	$164	$124	$629
Marketing and sales	76	1,332	224	4,215
General and administrative	181	1,199	840	4,140
Research and development	46	240	371	756
Total non-cash stock-based compensation	$347	$2,935	$1,559	$9,740

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $0.5 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events

On October 1, 2020, pursuant to his employment agreement, the Company granted Joseph B. Megibow, Chief Executive Officer, nonqualified stock options to purchase 0.2 million shares of the Company’s Class A Stock. The options have an exercise price of $21.70 per share, vest over a four-year period and expire five years from the date of issuance. In addition, the Company determined to increase Mr. Megibow’s salary by $50,000 to $500,000 annually, continue to provide Mr. Megibow with such airfare reimbursement and housing stipend for six additional months, expiring March 31, 2021, and extend Mr. Megibow’s relocation reimbursements until September 30, 2021.

In October we received a claim that one of our products does not have the proper warning label required by California’s Proposition 65, which requires businesses to provide warnings to Californians about significant exposures to chemicals that are known to California to cause cancer, birth defects or other reproductive harm. While we are investigating this claim and generally make efforts to comply with Proposition 65, we may be subject to such claims and, as a result, we may be required to expend resources in defense of these claims and incur costs to comply with the regulations that could increase our cost of doing business

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC (“ReST”) and its parent company, PatienTech, LLC (“PatienTech”) in the United States District Court for the District of Utah. Purple, LLC seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST and PatienTech (“Case I”). Due to confidentiality obligations between the parties, the publicly-filed complaint was filed in a redacted form, and the substance of the dispute cannot be revealed at this time. The defendants’ responses to the complaint have not yet come due, and no motions have been filed.  Case I remains in its infancy. On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Although ReST seeks to cast the situation in a light unfavorable to Purple LLC, Case II involves the same facts and transactions as Case I. As a result, Case II is subject to the same confidentiality restrictions, and its substance cannot be revealed at this time. Purple LLC, has not yet filed its response to ReST’s complaint.  Purple LLC, intends to file a motion to consolidate Case II into Case I in the near future. Purple LLC seeks over $4 million in damages from ReST and PatienTech in Case I, while ReST claims in Case II that Purple LLC is liable to it for tens of millions of dollars. The outcomes of the cases cannot be predicted at this early stage. However, we intend to vigorously pursue our claims under Case I and defend against the claims made by ReST in Case II.

During October 2020, approximately 8.0 million Public Warrants were exercised for $45.6 million in cash and approximately 4.0 million shares of Class A Stock were issued.

On October 27, 2020, the Company provided notice to the holders of the Public Warrants and the Incremental Loan Warrants that the Company is exercising their right under the terms of the Public Warrants and Incremental Loan Warrants to redeem such warrants by paying to such warrant holders the redemption price of $0.01 per warrant on November 30, 2020. Any exercise of the warrants prior to that date must be done on a cashless basis, in accordance with the terms of the warrants. As of November 9, 2020, 1.7 million Public Warrants and 2.6 million Incremental Loan Warrants have been exercised resulting in the issuance of 3.1 million shares of Class A stock.

On November 4, 2020, the Company’s Board approved a Short-Term Cash Incentive Plan (the “STIP”) for the 2020 plan year. Participation in the STIP is limited to key employees who are employed to serve as Senior Vice Presidents, Vice Presidents, or Senior Directors. Not all eligible employees are guaranteed to participate in the plan, as participation will be subject to Board discretion and approval. The STIP will be administered by the HR & Compensation Committee as authorized by the Board. For the STIP to activate, the company must achieve certain net revenue and adjusted EBITDA targets. If the Company does not reach the minimum targets, no cash awards will be paid to any of the participants under the Plan. The amount of the total payment to each participant is adjustable to account for personal performance criteria, as follows: 70% of the amount is based on the Company’s achievement of at least the minimum Company-level performance targets and the remaining 30% is based on the participant’s achievement of personal performance criteria selected or approved by the Board. Subject to the other provisions of the STIP, payment to a participant will be made in cash in an amount up to the product determined by multiplying a certain percentage from 50% to 150% by the participant’s targeted bonus amount. That percentage will be determined based on whether and the extent to which the net revenue target and adjusted EBITDA target both exceed certain minimum target threshold amounts. The bonus target applicable to each participant is determined by multiplying (x) the participant’s annual base salary by (y) the participant’s share of the total bonus fund amount, as determined in accordance with the STIP. A participant will have no right to receive a payment under the STIP unless the participant remains in good standing with the Company during the plan year and remains in the employ of the Company through and including the payment date in 2021. This summary of the STIP does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the STIP, which is attached as Exhibit 10.11 to this 10-Q and is incorporated by reference herein.

On November 9, 2020, the Company mailed to Paul Zepf a notice terminating Mr. Zepf’s Observer and Indemnification Agreement dated February 2, 2018 (the “Observer Agreement”). Since Mr. Zepf was appointed to the Board of Directors on August 18, 2020, his service as an observer was no longer necessary. The Observer Agreement provided for one-year automatic renewals until the Company provided written notice of termination not less than thirty days prior to the renewal period.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.  These risks include, among others, the evolving impact and duration of the COVID-19 pandemic. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2020.

Introductory Note

On February 2, 2018, our predecessor, GPAC, consummated the Business Combination pursuant to the Merger Agreement, by and among GPAC, Merger Sub, Purple LLC, InnoHold and the Sponsor, which provided for the Company’s acquisition of Purple LLC’s business through the merger of Merger Sub with and into Purple LLC, with Purple LLC being the survivor in the Business Combination.

In connection with the closing of the Business Combination, the Company changed its name from “Global Partner Acquisition Corp.” to “Purple Innovation, Inc.” The Business Combination was accounted for as a reverse recapitalization because the former owners of Purple LLC had control over the combined company through their 82% ownership of the common stock of the Company. Although the Company was the legal acquirer, the historical operations of Purple LLC are deemed to be those of the Company. Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Purple LLC prior to the Business Combination; (ii) the combined results of the Company following the Business Combination; (iii) the assets and liabilities of Purple LLC at their historical cost; and (iv) the Company’s equity and earnings per share for all periods (both pre- and post-Business Combination) presented.

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

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. In light of the COVID-19 pandemic, we have taken a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we mandate protective equipment be worn, perform temperature testing at the start of each shift and again during the shift, contact trace when risk of exposure is known, stagger shifts to reduce concentration of employees, follow social distancing guidelines and sanitize daily including complete weekly anti-viral fumigation. The State of Utah, where all of our manufacturing operations currently take place, has experienced a significant resurgence of COVID-19 cases. If the State of Utah, as part of efforts to control the resurgence of COVID-19, requires us to close our facilities temporarily or to reduce the number of employees working in our manufacturing at a given time, our business and operations could be adversely affected.

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the year as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued strength in DTC channel sales across all of our product categories throughout the quarter. This increase in demand was a contributing factor to DTC net revenue growth of approximately 97% over the prior year third quarter. There can be no assurance that this trend of strong demand through our DTC channel will continue. We initially experienced a sharp decline in the wholesale side of our business as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased such that our net revenue from wholesale customers this quarter is up 7% over the prior year third quarter. We have our factory outlet and all of our showrooms open and servicing our customers. We recently opened two new showrooms and have two more planned to open by the end of the year. However, due to recent resurgence of COVID-19, we may be required to close our factory outlet and showrooms in the future. We have signed a new lease for a manufacturing facility in Georgia and are proceeding with the buildout and purchasing of equipment to begin production.

This increase in demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed as a result of the pandemic, but we had sufficient inventory on hand. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers are able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

Although the Company has taken measures to protect the business, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce, liquidity available under our new line of credit, and continuing resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Operating Results for the Three Months Ended September 30, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Three Months Ended September 30,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$187,111	100.0%	$117,406	100.0%
Cost of revenues	98,857	52.8	64,523	55.0
Gross profit	88,254	47.2	52,883	45.0
Operating expenses:
Marketing and sales	51,206	27.4	34,055	29.0
General and administrative	11,087	5.9	6,745	5.7
Research and development	1,687	0.9	1,070	0.9
Total operating expenses	63,980	34.2	41,870	35.7
Operating income	24,274	13.0	11,013	9.4
Other income (expense):
Interest expense	(1,232)	(0.7)	(1,356)	(1.2)
Other income, net	3	0.0	138	0.1
Loss on extinguishment of debt	(5,782)	(3.1)	—	0.0
Change in fair value – warrant liabilities	(17,971)	(9.6)	(1,384)	(1.2)
Tax receivable agreement expense	(567)	(0.3)	—	0.0
Total other income (expense), net	(25,549)	(13.7)	(2,602)	(2.2)
Net income (loss) before income taxes	(1,275)	(0.7)	8,411	7.2
Benefit from income taxes	106	0.1	—	0.0
Net income (loss)	(1,169)	(0.6)	8,411	7.2
Net income attributable to noncontrolling interest	(147)	(0.1)	6,817	5.8
Net income (loss) attributable to Purple Innovation, Inc.	$(1,022)	(0.5)	$1,594	1.4

Revenue

Total net revenue increased $69.7 million, or 59.4%, to $187.1 million for the three months ended September 30, 2020 from $117.4 million for the three months ended September 30, 2019 due to a $49.4 million increase in mattress sales, a $13.4 million increase in top of mattress sales and a $6.9 million net increase in other products. These increases in revenue were primarily attributable to an increase in demand across all product lines due to recent increases in online shopping in home furnishings.

Cost of Revenues

The cost of revenues increased $34.4 million, or 53.2%, to $98.8 million for the three months ended September 30, 2020 from $64.5 million for the three months ended September 30, 2019. The increase was primarily due to a $15.9 million increase in direct material costs, a $7.6 million increase in labor and overhead, a $5.3 million increase in freight charges, a $3.5 million increase in merchant processing fees and a $2.1 million increase in all other costs, all due to the increase in revenue. The gross profit percentage increased to 47.2% of net revenues for the three months ended September 30, 2020 from 45.0% for the same period in 2019. The improvement in gross profit was primarily driven by higher margins due to channel shift toward higher margin DTC sales.

Marketing and Sales

Marketing and sales expenses increased $17.2 million, or 50.4%, to $51.2 million for the three months ended September 30, 2020 from $34.1 million for the three months ended September 30, 2019. The increase was due to an $11.9 million increase in advertising costs, a $3.2 million increase in marketing salaries related to an increase in personnel and an increase of $2.1 million in other marketing and sales expenses. The marketing and sales expense as a percentage of net revenue was 27.4% for the three months ended September 30, 2020. This is a decrease from 29.0% for the three months ended September 30, 2019 due to efficiencies in our advertising spending created from enhanced marketing strategies and lower advertising costs.

General and Administrative

General and administrative expenses increased $4.4 million, or 64.4%, to $11.1 million for the three months ended September 30, 2020 from $6.7 million for the three months ended September 30, 2019. The increase was primarily due to a $2.3 million increase in salaries related to an increase in personnel, $0.7 million additional expense for previous years sales tax liability, $0.9 million in legal and professional fees and $0.5 million increase in all other expenses.

Research and Development

Research and development costs increased $0.6 million, or 57.7%, to $1.7 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019. The increase was due to a $0.8 million amortization of a one-year license agreement for innovative technology, a $0.1 million increase in other R&D expenses, partially offset by a decrease of $0.3 million in salaries as Tony and Terry Pearce resigned their positions as Co-Directors of Research and Development in August 2020.

Operating Income

Operating income increased $13.3 million to $24.3 million for the three months ended September 30, 2020, from operating income of $11.0 million for the three months ended September 30, 2019. The increase was primarily due to increased DTC sales with higher margins and lower marketing and sales costs as a percentage of revenue.

Interest Expense

We incurred $1.2 million in interest expense for the three months ended September 30, 2020 including $0.9 million related to the Amended and Restated Credit Agreement and $0.2 million related to the 2020 Credit Agreement. In addition, for the three months ended September 30, 2020 we incurred discounts and debt issuance costs related to the Amended and Restated Credit Agreement in the amount of $0.1 million which was amortized to interest expense as non-cash interest. The Amended and Restated Credit Agreement was retired during the quarter and the 2020 Credit Agreement had an outstanding principal balance of $45.0 million at September 30, 2020. Under the 2020 Credit Agreement, interest for the Term Debt accrues at LIBOR (with a floor) plus 3%. Interest expense was $1.4 million for the three months ended September 30, 2019. The portion relating to the Amended and Restated Credit Agreement was $1.2 million of which $0.7 million was paid-in-kind through additions to the principal amount and $0.5 million was paid in cash. In addition, for the three months ended September 30, 2019 we incurred discounts and debt issuance costs related to the Amended and Restated Credit Agreement in the amount of $0.2 million which was amortized to interest expense as non-cash interest.

Loss on Extinguishment of Debt

In September 2020, the retirement of the Amended and Restated Credit Agreement was accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on the extinguishment of debt of approximately $5.8 million, made up primarily of $3.3 million in the write-off of the unamortized portion of the debt discount related to the Amended and Restated Credit Agreement and $2.5 million in a pre-payment penalty.

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. An increase in fair value for the three months ended September 30, 2020 resulted in a non-cash loss in the amount of $18.0 million recorded in earnings for the period. The increase in the fair value of the Incremental Loan Warrants as of September 30, 2020 was due primarily to the increase in our stock price. On October 27, 2020, we notified the holders of the Incremental Loan Warrants that we would redeem any unexercised Incremental Loan Warrants on November 30, 2020. The Incremental Loan Warrants have been exercised prior to this redemption date.

Tax Receivable Agreement Expense

In connection with the Business Combination, the Company entered into the TRA with InnoHold. As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability is recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. There were 16.9 million exchanges of Class B Stock for Class A Stock that occurred during the three months ended September 30, 2020. As a result, an additional $90.3 million was recorded to the TRA liability of which $89.7 million was recorded as an adjustment to equity and $0.6 million was recorded to expense during the three months ended September 30, 2020. There was no TRA expense incurred for the three months ended September 30, 2019 as the Company had a full valuation allowance on the deferred tax assets and no TRA liability was recorded.

Benefit from Income Taxes

Our income tax benefit was $0.1 million for the three months ended September 30, 2020, compared to no income tax benefit for the three months ended September 30, 2019. Our income tax benefit for the three months ended September 30, 2020 is primarily due to the change in the effective tax rate during the period. No income tax benefit was recorded during the three months ended September 30, 2019 as the Company had a full valuation allowance on the deferred tax assets.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At September 30, 2020, this ownership percentage was approximately 1%, a decrease from approximately 81% at September 30, 2019. This decrease was the result of the exchange of 43.5 million Paired Securities for Class A Stock, mostly attributed to InnoHold’s three secondary public offerings concluded in November 2019, May 2020 and September 2020.

Operating Results for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$474,582	100.0%	$304,058	100.0%
Cost of revenues	251,515	53.0	174,323	57.3
Gross profit	223,067	47.0	129,735	42.7
Operating expenses:
Marketing and sales	127,313	26.8	94,039	30.9
General and administrative	27,312	5.8	19,243	6.3
Research and development	4,712	1.0	3,004	1.0
Total operating expenses	159,337	33.6	116,286	38.2
Operating income	63,730	13.4	13,449	4.4
Other income (expense):
Interest expense	(4,045)	(0.9)	(3,801)	(1.3)
Other income, net	109	0.0	373	0.1
Loss on extinguishment of debt	(5,782)	(1.2)	(6,299)	(2.1)
Change in fair value – warrant liabilities	(43,308)	(9.1)	(3,372)	(1.1)
Tax receivable agreement expense	(33,512)	(7.1)	—	0.0
Total other income (expense), net	(86,538)	(18.2)	(13,099)	(4.3)
Net income (loss) before income taxes	(22,808)	(4.8)	350	0.1
Benefit from income taxes	35,818	7.5	—	0.0
Net income	13,010	2.7	350	0.1
Net income attributable to noncontrolling interest	7,178	1.5	224	0.1
Net income attributable to Purple Innovation, Inc.	$5,832	1.2	$126	0.0

Revenue

Total net revenue increased $170.5 million, or 56.1%, to $474.6 million for the nine months ended September 30, 2020 from $304.1 million for the nine months ended September 30, 2019 due mainly to a $116.1 million increase in mattress sales, a $37.9 million increase in top of mattress sales and a $16.5 million net increase in other products. These increases in revenue were primarily attributable to an increase in demand across all product lines due to recent increases in online shopping in home furnishings.

Cost of Revenues

The cost of revenues increased $77.2 million, or 44.3%, to $251.5 million for the nine months ended September 30, 2020 from $174.3 million for the nine months ended September 30, 2019. The increase was primarily due to a $35.0 million increase in direct material costs, a $18.0 million increase in labor and overhead, $11.9 million increase in freight charges, $8.6 million increase in merchant processing fees, and a $3.7 million increase in other costs, all associated with increased sales. The gross profit percentage increased to 47.0% of net revenues for the nine months ended September 30, 2020 from 42.7% for the same period in 2019. The improvement in gross profit was primarily driven by higher margins due to channel shift toward higher margin DTC sales.

Marketing and Sales

Marketing and sales expenses increased $33.3 million, or 35.4%, to $127.3 million for the nine months ended September 30, 2020 from $94.0 million for the nine months ended September 30, 2019. The increase was due to a $22.4 million increase in advertising costs, a $8.3 million increase in marketing salaries related to an increase in personnel and a $2.6 million increase in other marketing and sales expenses. The marketing and sales expense as a percentage of net revenue was 26.8% for the nine months ended September 30, 2020. This is a decrease from 30.9% for the nine months ended September 30, 2019 due to efficiencies in our advertising spending created from enhanced marketing strategies, lower advertising costs and a temporary reduction in advertising spending as part of our cash preservation initiatives in the second quarter of this year.

General and Administrative

General and administrative expenses increased $8.1 million, or 41.9%, to $27.3 million for the nine months ended September 30, 2020 from $19.2 million for the nine months ended September 30, 2019. The increase was primarily due to a $2.4 million increase in salaries related to an increase in personnel, a $3.5 million increase in software subscriptions, legal fees related to InnoHold’s two secondary public offerings concluded in May 2020 and September 2020 and a new corporate building lease, $0.7 million in additional expense for previous years sales tax liability and $1.5 million increase in all other expenses.

Research and Development

Research and development costs increased $1.7 million, or 56.9%, to $4.7 million for the nine months ended September 30, 2020 from $3.0 million for the nine months ended September 30, 2019. The increase was primarily due to $1.6 million in amortization of a one-year license agreement for innovative technology and a $0.1 million increase in other R&D expenses as we added resources for new product innovation.

Operating Income

Operating income increased $50.3 million, or 373.9%, to $63.7 million for the nine months ended September 30, 2020, from operating income of $13.4 million for the nine months ended September 30, 2019. The increase was primarily due to increased DTC sales with higher margins and lower marketing and sales costs as a percentage of revenue.

Interest Expense

We incurred $4.0 million in interest expense for the nine months ended September 30, 2020 including $3.3 million related to the Amended and Restated Credit Agreement and $0.2 million related to the 2020 Credit Agreement. In addition, for the nine months ended September 30, 2020 we incurred discounts and debt issuance costs related to the Amended and Restated Credit Agreement in the amount of $0.5 million which was amortized to interest expense as non-cash interest. The Amended and Restated Credit Agreement was retired in September 2020. Under the Amended and Restated Credit Agreement, interest accrued at a fixed rate of 12%. Under the 2020 Credit Agreement, interest for the Term Debt accrues at LIBOR (with a floor) plus 3%. Interest expense was $3.8 million for the nine months ended September 30, 2019. The portion relating to the Amended and Restated Credit Agreement was $3.2 million of which $1.9 million was paid-in-kind through additions to the principal amount and $1.3 million was paid in cash. In addition, for the nine months ended September 30, 2019 we incurred discounts and debt issuance costs related to the Amended and Restated Credit Agreement in the amount of $0.6 million which was amortized to interest expense as non-cash interest.

Loss on Extinguishment of Debt

In September 2020, the retirement of the Amended and Restated Credit Agreement was accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on the extinguishment of debt of approximately $5.8 million, consisting primarily of $3.3 million in the write-off of the unamortized portion of the debt discount related to the Amended and Restated Credit Agreement and $2.5 million in a pre-payment penalty.

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

Change in Fair Value – Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement are classified as liabilities and recorded at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. An increase in fair value for the nine months ended September 30, 2020 resulted in a non-cash loss in the amount of $43.3 million recorded in earnings for the period. The increase in the fair value of the Incremental Loan Warrants as of September 30, 2020 was due primarily to the increase in our stock price and the decrease of the Pearce’s ownership interest below 50%, which triggered a change in the exercise price of the outstanding Incremental Loan Warrants to $0. On October 27, 2020, we notified the holders of the Incremental Loan Warrants that we would redeem any unexercised Incremental Loan Warrants on November 30, 2020. The Incremental Loan Warrants have been exercised prior to this redemption date.

Tax Receivable Agreement Expense

In connection with the Business Combination, the Company entered into the TRA with InnoHold. As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a TRA Liability is recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. As a result of the initial merger transaction and 43.5 million subsequent exchanges of Class B Stock for Class A Stock and the release of the Company’s valuation allowance on the deferred tax assets to which the TRA liability relates, $169.0 million has been recorded as of September 30, 2020, of which $168.5 million was recorded during the nine months ended September 30, 2020. Of the total liability recorded during the nine months ended September 30, 2020, $134.9 million relates to current year exchanges and was recorded as an adjustment to equity and $33.5 million was recorded to expense as it related to reestablishing the TRA related to prior year exchanges. There was no TRA expense incurred for the nine months ended September 30, 2019 as the Company had a full valuation allowance on the deferred tax assets and no TRA liability was recorded.

Benefit from Income Taxes

Our income tax benefit was $35.8 million for the nine months ended September 30, 2020, compared to no income tax benefit for the nine months ended September 30, 2019. Our income tax benefit is primarily due to the release of the federal and state valuation allowance and the recognition of deferred tax assets as of September 30, 2020.  No income tax benefit was recorded during the nine months ended September 30, 2019 as the Company had a full valuation allowance on the deferred tax assets.

Noncontrolling Interest

As a result of the Business Combination in 2018, we attribute net income or loss to the Class B units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. At September 30, 2020, this ownership percentage was approximately 1%, a decrease from approximately 81% at September 30, 2019. This decrease was the result of the exchange of 43.5 million Paired Securities for Class A Stock, mostly attributed to InnoHold’s three secondary public offerings concluded in November 2019, May 2020 and September 2020.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and capital and operating lease payment obligations. Our cash and working capital positions are strong. We had cash in the amount of $98.0 million as of September 30, 2020 and $33.5 million as of December 31, 2019. We had working capital of $67.4 million as of September 30, 2020, and working capital of $27.3 million as of December 31, 2019. During the nine months ended September 30, 2020, our accounts receivable decreased by $6.8 million. Our capital expenditures primarily relate to acquiring and maintaining manufacturing equipment and expanding capacity and cash used for capital expenditures was $14.2 million for the nine months ended September 30, 2020. We financed these capital expenditures through cash provided by operating activities.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate the adverse impact of the pandemic. Given the initial difficultly in predicting how long this pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. We temporarily reduced our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions. Other proactive steps were taken to carefully manage cash and quickly and prudently respond to the rapidly changing circumstances including temporarily furloughing a portion of our permanent workforce, temporarily deferring a portion of the cash compensation of Senior Executives and all the cash compensation of members of our Board of Directors, and limiting other discretionary expenses. We also entered into an amendment to our Amended and Restated Credit Agreement to allow the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In September 2020, this debt was subsequently retired and replaced with a $45 million term loan and a $55 million line of credit. In addition, our receivables from our wholesale partners remain healthy. Most of our wholesale partners continue to make payments in accordance with their original contract terms and remain current on their outstanding balances.

As a result of our precautionary measures, continued payments from wholesale customers, and our strong DTC sales, our cash balance increased by $64.5 million during the nine months ended September 30, 2020. We have now ended many of the cash preservation programs and have returned to full production to meet increased demand. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, along with ongoing cash generated from our DTC business, amounts available under our line of credit, strong demand of our product in the Wholesale channel and eventual resumption and ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On January 28, 2019, Purple LLC entered into the First Amendment, which amended the Credit Agreement. In the First Amendment, Purple LLC agreed to enter into the Amended and Restated Credit Agreement under which the Incremental Lenders agreed to provide an incremental loan of $10.0 million such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. A stockholder meeting was held on February 25, 2019 at which time a majority of non-interested stockholders voted in favor of this transaction. Accordingly, the Amended and Restated Credit Agreement, and each related document, was closed and an incremental loan of $10.0 million was funded. In addition, we issued to the Incremental Lenders warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. On February 26, 2019, we received approximately $9.2 million in proceeds after debt issuance costs and fees. For additional information regarding our credit agreement with Coliseum, refer to Note 8 — Long-Term Debt, Related Party of our condensed consolidated financial statements.

On September 3, 2020, Purple LLC entered into a 2020 Credit Agreement with KeyBank National Association and other lenders. The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. Proceeds from the term loan, which were fully drawn at closing, were used to retire all indebtedness related to Purple LLC’s existing Amended and Restated Credit Agreement. The retirement of the loan under the Amended and Restated Credit Agreement included a prepayment fee of approximately $2.5 million.

Debt service for the nine months ended September 30, 2020 totaled $3.5 million and consisted of interest paid on the Amended and Restated Credit Agreement, the 2020 Credit Agreement, as well as principal and interest payments on certain capital leases.

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

If cash flow from operations or available financing under the 2020 Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from the COVID-19 pandemic and other things such as civil unrest and macroeconomic factors and approval from the lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. In response to the economic fallout of the COVID-19 pandemic, the U.S. government established a Main Street Lending Program to support lending to small and medium-sized businesses. However, there is no guarantee that we will be eligible to participate in such program or that, if we are eligible to participate, that we will receive any benefits under this program. Further, the Main Street Lending Program imposes restrictions on how funds received are used that would limit our ability to operate our business. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We are required to make certain payments to InnoHold under the TRA, which payments may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under TRA. As of September 30, 2020, the estimated future payments under the TRA are $169.0 million with approximately $0.7 million due to be paid within the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

The following summarizes our cash flows for the nine months ended September 30, 2020 and 2019 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$87,462	$15,844
Net cash used in investing activities	(25,084)	(5,903)
Net cash provided by financing activities	2,099	9,120
Net increase in cash	64,477	19,061
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$97,955	$31,293

Nine months ended September 30, 2020 Compared to the Nine months ended September 30, 2019

Cash provided by operating activities was $87.5 million for the nine months ended September 30, 2020, an increase of $71.6 million from cash provided by operating activities of $15.8 million during the nine months ended September 30, 2019. This is due to a $39.4 million increase in cash provided by operations as a result of increased operating income over last year driven mainly by an acceleration of DTC sales and a $32.2 million increase from all other changes in operating assets and liabilities due mainly to $23.2 million in additional cash from a year-over-year increase in the change in accounts receivable and $8.7 million in additional cash from a year-over-year increase in the change in inventory and $0.3 million in additional cash from year-over-year increase in the change in all other operating assets and liabilities.

Cash used in investing activities was $25.1 million for the nine months ended September 30, 2020, an increase of $19.2 million from cash used in investing activities of $5.9 million during the nine months ended September 30, 2019. This increase is due mainly to increases in purchases of property and equipment and investment in intangible assets of $8.5 million and $10.6 million, respectively, over the same period in the prior year.

Cash provided by financing activities was $2.1 million in the nine months ended September 30, 2020, a decrease of $7.0 million from cash provided by financing of $9.1 million during the nine months ended September 30, 2019. The cash provided in 2020 represented $45.0 million in proceeds from the 2020 Credit Agreement, $2.1 million of proceeds from warrant and stock option exercises, offset by a $37.5 million payment to retire the Amended and Restated Credit Agreement, $5.0 million in distributions to members and $2.5 million in debt issuance costs. The cash provided in 2019 represented the $10.0 million in funds received from the Amended and Restated Credit Agreement, partially offset by $0.8 million in debt issuance costs and $0.1 million in other financing payments.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

On July 21, 2020, the Company signed a Lease (the “Lease”) with PNK S2, LLC for approximately 520,000 square feet located at 1325 Hwy 42 S., Building B, McDonough, Georgia (the “Building”). A copy of the Lease is attached as Exhibit 10.1 to this report and incorporated by reference. The Company anticipates immediately preparing the Building for use as a manufacturing, distribution and office facility and expects it to be fully operational in 2021.

The term of the Lease is 128 months including an eight-month free rent period, which will commence upon completion of the landlord’s work on the Company’s space in the Building. The Company anticipates the landlord’s work is expected to be completed by the middle of first quarter 2021. Prior to the commencement of the term, the Company has an immediate right to make use of the Building. Under the Lease, the Company will pay $3.41 per square foot annually or $147,675 per month for the initial lease year. Thereafter the basic monthly rent increases 2% per year. The Lease also provides the Company with an option to extend the Lease term for two additional five-year periods at rates for the first renewal term of $4.24 per square foot with 2% annual increases and for the second renewal term of $4.75 per square foot with annual increases of 3.5%. The Company is also responsible for its proportionate share of the operating expenses incurred by the landlord for the Building. The Lease provides for a tenant improvement allowance of $12.50 per usable square foot. The Lease also provides the Company with signage rights and a right of first refusal on other contiguous space.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weakness described below and as previously disclosed in our Form 10-Q filed August 14, 2020, the Company’s disclosure controls and procedures were not effective as of September 30, 2020.

Previously Reported Material Weakness

In connection with the preparation and interim review of our quarterly consolidated financial statements for the quarter ended June 30, 2020, we and our independently registered public accounting firm identified a material weakness in internal controls over the tax provision process, specifically related to the release of the valuation allowance and the unique recording of the Tax Receivable Agreement liability as described in Note 14 – Income Taxes.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for our products, and our business is affected by general political, economic and business conditions worldwide. Our business, our employees and our partners may also be negatively affected by political or social unrest including potential reputational damage, disruption of our physical facilities or those of our wholesale partners, and boycotts by employees or boycotts against us, our suppliers, our wholesale partners and our advertising partners. A softening of demand, whether caused by changes in customer confidence or preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to attract new customers and the cost of acquiring new customers;

●	our ability and the time required to develop new Mattress Max machines, develop new production lines, scale production capacity and appropriately train staff;

●	the success of our wholesale business and our Company showroom expansion efforts;

●	our ability to have enough production capacity to meet customer demand;

●	our ability to effectively manage increasing sales and marketing expenses;

●	our access to sufficient capital resources and liquidity to fund the growth of our business;

●	competition from the sublicensees of intellectual property licensed back to EdiZONE even if we subsequently acquired from EdiZONE its rights under such licenses;

●	our ability to offer products on favorable terms, manage inventory, fulfill orders and manage product returns;

●	the introduction of competitive products, services, price decreases, discounts, or improvements;

●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

●	the success of our geographic and product line expansions, including but not limited to power requirements, labor needs, and ease of product distribution;

●	the success of hiring, expeditiously training, and retaining engaged labor locally and worldwide;

●	our ability to secure and retain superior global partners for specialized delivery services;

●	the extent to which we use debt or equity financing, and the terms of any such financing for, our current operations and future growth;

●	the outcomes of legal proceedings, claims, or governmental investigations or rulings, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

●	the ability to obtain patent and other intellectual property rights of exclusive use, and the enforceability and validity of our intellectual property rights;

●	our ability to accommodate variations in the mix of products we sell;

●	variations in our level of product returns, as well as our methods of collecting product returns or exchanges;

●	the extent to which we offer free shipping;

●	the extent to which we invest in technology and content, manufacturing, fulfillment, and other expense categories;

●	increases in the prices of materials used in the manufacturing of our products or the costs to produce our products, including but not limited to new or unanticipated tariffs;

●	our ability to anticipate and prepare for disruptions to manufacturing;

●	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

●	our ability to collect amounts owed to us when they become due;

●	the extent to which our internal network or website is affected by denial of service attacks, malicious unauthorized access, outages, and similar events;

●	the extent to which our internal network is affected by spyware, viruses, phishing and other spam emails, intrusions, data theft, downtime, and similar events;

●	our ability to manage the expenses associated with multiple facilities;

●	our ability to secure attractive real estate locations for expansion with sustainable cost structures; and

●	our ability to protect inventory assets from internal and external theft or damage.

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

For the years ended December 31, 2019 and 2018, we incurred net losses of ($12.4) million and ($19.6) million, respectively. In 2019, we generated $22.9 million of operating cash flow and ended the year with working capital of $27.3 million and an accumulated deficit of $8.3 million. In 2018, we experienced negative operating cash flow of $21.7 million and ended the year with negative working capital of $0.9 million, and an accumulated deficit of $4.3 million. We need positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

You should consider our business in light of the risks and difficulties we may encounter, as described above and elsewhere in this “Risk Factors” section. If we fail to address the risks and difficulties that we face, our business and operating results will be adversely affected.

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

Our growth depends in part on our ability to manage the opening and operating of new production facilities and our Company showrooms which will require our entering into leases and other obligations while the success of expanding operations geographically and opening additional Company showrooms remains unproven. To be successful, we will need to obtain or develop retail expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, operating new production facilities and opening our Company showrooms in new locations exposes us to laws in other states, including California, that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening our Company showrooms and maintaining operations in an expanding number of facilities and Company showrooms, we may have to close Company showrooms and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

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

We believe that our cash flow from operations, together with other available sources of liquidity, including the exercises of warrants for cash and additional cash we received and may have further access to under that certain Credit Agreement dated September 3, 2020(the “2020 Credit Agreement”) by and between Purple LLC and KeyBank National Association leading a group of financial institutions(the “Institutional Lenders”), including the available revolving credit facility under the 2020 Credit Agreement, will be sufficient to fund anticipated operating expenses, growth initiatives and our other anticipated liquidity needs for the next twelve months, based on our current operating conditions. However, our ability to obtain other capital resources and sources of liquidity may not be sufficient to support future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

While we have access to a $55 million revolving credit facility under the 2020 Credit Agreement, our ability to access such funds is subject to certain conditions, which we may not be able to satisfy at such time that we seek to draw on the revolving credit facility. Further, our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Institutional Lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and the we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement”). Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

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

We may be unsuccessful in opening any of our Company showrooms beyond the store we currently have at our headquarters in Lehi, Utah, the Company factory outlet in Salt Lake City, Utah and the newly opened Company showrooms in San Diego, California, Santa Clara, California, Santa Monica, California, Austin, Texas and Tysons Corner, Virginia. We have limited experience in opening and operating our Company showrooms. Operating our Company showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

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

The ongoing COVID-19 pandemic and responses thereto have adversely affected and may continue to adversely affect aspects of our business, including, among other things, our supply chain, workforce, and operations.

The COVID-19 pandemic has resulted in far-reaching economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations. Almost all U.S. states and many local jurisdictions have issued at various times, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as increased volatility in stock prices, among other effects. While certain jurisdictions have begun easing restrictions, we cannot be certain that other jurisdictions will do so. Furthermore, many jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted governments to reinstate previously scaled back restrictions. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions or adopt additional restrictions that could negatively affect our business, including, but not limited to, requiring us to close our manufacturing facilities. In addition, policies in the United States regarding the government response to the COVID-19 pandemic may further change as a result of recent elections.

We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices, manufacturing plants or Company showrooms to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations may negatively impact our business, operating results and financial condition. There is a risk that government actions, or lack thereof, will not be effective at containing COVID-19, and that government actions or inactions, including the orders and restrictions described above and premature lessening of those restrictions, that are intended to contain the spread of COVID-19 while also minimizing harm to the economy, will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

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

Even after initial quarantines and other government restrictions are scaled back, there is risk that we will be unable to continue normal production and operations, due to, among other things, disruptions and delays in our supply chain, reduced demand in our wholesale channel and Company showrooms, government relief programs that enable production workers to remain out of the workforce, and difficulties in ramping up our own operations. We may also experience disputes with our suppliers and/or customers as a result of such difficulties. Further, there may be subsequent outbreaks of COVID-19, particularly as we enter the winter season, that could disrupt our operations. In addition, as employees return to work, we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our facilities.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Customer demand for and our ability to sell and market our products, particularly within our wholesale and Company showroom businesses, has been and may in the future be adversely affected by the COVID-19 pandemic and responses thereto.

The COVID-19 pandemic has created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and resulted in a temporary contraction of our wholesale and Company showroom businesses due to temporary shutdowns of non-essential businesses, reduced demand for physical retail locations, and shelter-at-home and social distancing directives in most U.S. states. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic or other outbreaks it could adversely affect our business or operating results.

If sales in our channels decline, including as a result of stay-at-home orders, social distancing mandates, temporary closures of or decreased shopping in our wholesale partners’ stores or our Company showrooms, or deteriorating general economic conditions, our business may be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while in the quarter ended September 30, 2020 we experienced an increase in demand for our products through our DTC channel, there can be no guarantee that sales through our DTC channel will continue to increase or will not decline.

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

While we may determine to apply for programs available under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. In addition to the CARES Act in connection with the COVID-19 pandemic, the U.S. government and state/local governments may offer additional programs intended to assist employers. We may fail to qualify for or take advantage of such COVID-19 relief programs, which may have a negative impact on our business. In the event we obtain financing through a government COVID-19 stimulus program, such financing may impose additional restrictions on our business and how those funds are used, such as bringing employees back from furlough even if production levels remain reduced, restrictions on the payment of distributions or dividends and limits on executive pay that could adversely affect our ability to recruit and retain qualified key employees. In addition, previously adopted government programs designed to provide assistance to businesses and consumers may not be sufficient and further assistance may not be provided.

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

On October 20, 2020, the United States Department of Justice brought an antitrust lawsuit against Google claiming that Google improperly uses its monopoly over Internet search to impede competition and harm consumers. Our cost of advertising on Google may remain high if Google’s monopoly over Internet searches is not prevented and competitive search engines are not allowed to compete. Alternatively, if Google is required because of this lawsuit to split up the company or sell assets, there is no assurance this will decrease advertising costs and it may lead to increased costs due to an increased number of service providers who obtain oligopoly power to control advertising costs. Although this lawsuit may lower our advertising costs, there is risk that it may not and would lead to increased costs which would reduce our profitability and harm our business.

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

We manufacture our mattresses using our proprietary and patented Mattress Max™ machinery to make our Hyper-Elastic Polymer® cushioning material. Because of the unique features of our Mattress Max machines, new machines are not readily available and must be constructed. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities, but if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies or if we are unable to promptly and efficiently open our new Georgia manufacturing facility, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, if our existing Mattress Max machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing Mattress Max machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. We manufacture mattresses and other products using components provided by third-party suppliers. If those third-party suppliers are unable to provide us with such components or if our assembly capacity is insufficient our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business.

We have engaged in numerous related-party transactions involving significant shareholders, directors, and officers of the Company, as well as with other entities affiliated with such persons. Several of these transactions were entered into prior to the Business Combination. For example, since 2010, we have leased our facilities in Alpine, Utah from TNT Holdings, which is owned by Tony Pearce and Terry Pearce. As we grow, and our needs change, we may need to negotiate a termination or modification of this lease, and we have recently amended this lease to shift responsibility from TNT Holdings to the Company for arranging certain types of insurance. We have leased a new facility in Lehi, Utah and moved our headquarters into that building during the first quarter 2020. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. We also may at some time purchase this Alpine facility from TNT Holdings. Tony and Terry Pearce, either personally or through one or more of their other entities, also have tangible property located in this Alpine facility that has not been clearly identified and separated from our property. Although we expected this tangible property to be either removed or identified and separated in 2019, this has not yet occurred. Tony and Terry Pearce pay no rent or other compensation to us to store such property in our leased facility. While there is currently no dispute over the lease, and we do not anticipate a dispute, there could arise in the future a dispute between the Company and Tony and Terry Pearce over this lease, or ownership of the property located at this facility. Tony Pearce and Terry Pearce served on our board of directors until August 17, 2020 and, through InnoHold, owned a majority of the outstanding shares of our common stock until all their interests were sold in secondary public offerings ending in September 2020.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by Tony Pearce and Terry Pearce through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. As these third-party license obligations end all rights under the license revert to the Company. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels in which we were selling our products. One of these third parties is Advanced Comfort Technologies, Inc. dba Intellibed (“ACTI”), a domestic competitor of ours, who sells mattresses through some of the same retailers through which we also sell our products. On August 14, 2020, Purple LLC entered into a License Transfer and IP Assignment Agreement with EdiZONE, pursuant to which EdiZONE assigned the ACTI License Agreement, and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. In connection with such assignment, we agreed to indemnify EdiZONE against claims by ACTI against EdiZONE relating to EdiZONE’s breach under the License Agreement, claims arising out of the execution of the EdiZONE Agreement, or Purple LLC’s ownership, enforcement or breach of the License Agreement. The intellectual property so assigned remains subject to other licenses granted by EdiZONE to third parties, which licenses are retained by EdiZONE. ACTI’s sales revenues have been increasing, resulting in increasing royalties paid by ACTI to the Company pursuant to a the ACTI License Agreement. Another third-party licensee may make it difficult for us to expand into certain geographic regions, such as the European Union. While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, these third-party licenses, including licenses by EdiZONE to a potential foreign competitor and obligations owed to the Company related to the ACTI License Agreement, may lead to conflicts of interest between us and EdiZONE. At the time this initial assignment from and license back to EdiZONE was first entered into, Purple LLC had only Tony and Terry Pearce as directors. Subsequent to the Business Combination, the license to EdiZONE was amended to broaden our rights and narrow EdiZONE’s rights with the approval of our independent directors, and the recent acquisition of the ACTI License Agreement also was approved by our independent directors.

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

Prior to the Business Combination, InnoHold, an entity owned by Terry and Tony Pearce and previously a significant stockholder of the Company, also granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participants’ ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not yet fully vested at the time that such employee’s employment is terminated. Before and for a period of time since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. During 2019, to avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of Class B Stock in Purple Inc. and Class B Units in Purple LLC, after which any forfeitures would inure to the benefit of all of our stockholders. InnoHold distributed additional paired shares of Class B Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the 2017 Equity Incentive Plan, did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain other key employees needed to achieve the Company’s growth objectives. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. Also, this distribution by InnoHold to the equity incentive participants has caused us to incur administrative expenses related to the distributions, the management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into that certain Credit Agreement dated February 2, with the Lenders, which was guaranteed by Purple Inc. The Lenders also were stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board and is affiliated with the Lenders. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and the Lenders thereto, and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the Incremental Lenders warrants to purchase shares of our Class A Stock.

On March 27, 2020, the Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. On May 15, 2020, the Amended and Restated Credit Agreement was further amended to remove a negative covenant so that there would not be an event of default if the Lenders acquired 25% or more ownership of the Company. On August 20, 2020, the Company and Purple LLC entered into a Waiver and Consent to Amended and Restated Credit Agreement with the Lenders, that, among other things, waives an event of default as a result of InnoHold ceasing to own 25% or more of the aggregate equity interests in the Company, subject to certain conditions as more fully provided in such waiver

On September 3, 2020, we paid off the full amount owed and a prepayment premium to the Lenders in the aggregate amount of $45.0 million and terminated the Amended and Restated Credit Agreement, subject to those provisions that survive termination.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a further discussion of all related-party transactions between the Company and insiders.

Disruption of operations in our manufacturing facilities, including as a result of pandemics or natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. We have signed a lease for and have begun work on building out a third manufacturing plant in McDonough, Georgia that is not yet manufacturing products.

Although we can produce some of our products at both Utah sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, or disruptions to the scheduled build-out of the Georgia facility such as through a closure related to the COVID-19 pandemic or the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because both of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19 or other issues could potentially disrupt all of our manufacturing and other operating activities, which could adversely affect our business. On March 18, 2020, Magna, Utah was the epicenter of a 5.7 magnitude earthquake that was felt approximately 20 miles away at our Grantsville, Utah manufacturing plant but not felt at our Alpine, Utah manufacturing plant. Since that date, there have been approximately one-thousand aftershocks. Though no damage occurred at either manufacturing plant from the 5.7 earthquake or its aftershocks, continued or increased earthquake activity in the area could disrupt manufacturing and other operating activities, which could adversely affect our business.

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

In the normal course of business, we may from time to time become involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of such matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Even if we are successful in defending against or prosecuting such litigation, the costs of such litigation, which may or may not be covered by our insurance, could be significant and have a material adverse effect on our business. The quantity and scope of legal proceedings could cause an increase in the amount we pay for insurance coverage which could negatively affect our financial condition.

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

We have opened a Company factory outlet and six Company showrooms. Our business is expanding into additional Company showrooms which, like our online e-commerce retail store, will compete with our wholesale partners for customers. Our relationships with our wholesale partners may be adversely affected by this competition. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

One competitor, ACTI, which has been a licensee of EdiZONE for over fifteen years until the Company’s recent acquisition of the ACTI License Agreement from EdiZONE, uses similar technology to our Hyper-Elastic Polymer material and Purple Grid in its own mattress, topper and pillow products sold through branded retail stores domestically and in Canada. This competitor has been growing its sales and now distributes its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. Even with the Company’s receipt of royalties from ACTI pursuant to the ACTI License Agreement, the continuing growth of this single competitor could adversely affect our business.

A consolidation of the domestic market for foam may increase the prices for foam in the geographical market in which we purchase foam, which could adversely affect our business. We source a specialized type of foam from a supplier who has been in bankruptcy, and the ability of that supplier to remain in business in the short- or long-term may affect our ability to continue to obtain that specialized foam and require us to modify our product offerings, lose sales or incur increased expenses that could adversely affect our cash flows, margins and profitability.

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

If we are unable to effectively compete with other manufacturers and retailers of mattresses, pillows, cushions, and our other products our sales, profitability, cash flows and financial condition may be adversely impacted.

The results of the U.S. Department of Commerce’s antidumping investigation could have a negative impact on our planned growth and future results of operations.

On December 16, 2019, the U.S. Department of Commerce (“Department”) issued an antidumping duty order directing the U.S. Customs and Border Protection (“CBP”) to assess, upon further instruction by the Department, antidumping duties equal to the amount by which the normal value of the merchandise exceeds the export price, or constructed export price, of the subject merchandise for all relevant entries of mattresses from China.  However, if the antidumping duties do not result in the prevention of dumping of underpriced Chinese mattresses into the U.S. market, or if the import duties enacted by the Department pursuant to its antidumping order are removed, rescinded, or modified, we could experience or continue to experience a negative impact on our planned growth and the future results of operations.

In addition, in March 2020 several U.S. mattress manufacturers and two labor unions announced that they filed seven antidumping duty petitions and one countervailing duty petition with the Department charging that unfairly traded imports of finished mattresses from eight countries are causing material injury to the U.S. mattress industry. In April 2020 the Department opened an investigation into the petitions.  In May 2020, the Department rolled out preliminary countervailing duties on Chinese-origin mattresses.  These duties are in addition to the antidumping duties on mattresses from China.  If the Department fails to impose antidumping duties on the seven named exporting countries and/or countervailing duties on China, we could experience continued negative impact on our planned growth and future results of operations.

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

On August 14, 2020, Purple LLC entered into a License Transfer and IP Assignment Agreement with EdiZONE, pursuant to which EdiZONE assigned to Purple LLC all its interest in the ACTI License Agreement and the trademarks GEL MATRIX and INTELLIPILLOW. In connection with such assignment, we agreed to indemnify EdiZONE against claims by ACTI against EdiZONE relating to EdiZONE’s breach under the License Agreement, claims arising out of the execution of the EdiZONE Agreement, or Purple LLC’s ownership, enforcement or breach of the License Agreement.

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

Purple LLC has obtained, with the cooperation of EdiZONE and the Pearces, the right to enforce its intellectual property rights at Purple LLC’s option, provided that Purple LLC will indemnify EdiZONE and fund the expense of such enforcement. In addition, as the licensor under the ACTI License Agreement, the Company now has the ability as the direct licensor to enforce its intellectual property rights against ACTI. In the event such enforcement is deemed necessary by Purple LLC, Purple LLC may not be successful in any such efforts to enforce its intellectual property and other rights under the ACTI License Agreement and this may harm our business.

Fluctuations in the price, availability and quality of raw materials could cause and has caused delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and a Chief Retail Officer. We have also experienced the departure of the prior Chief Marketing Officer and the prior Chief Branding Officer. These departures and any delay in replacing these executives could significantly disrupt our ability to grow and pursue our strategic plans. We are currently in the process of searching for a qualified replacement for our Chief Marketing Officer. While we believe our new executive officers have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans.

Further, the involvement of Tony and Terry Pearce has been crucial to the success of our company because of their extensive experience with and technical knowledge of our products. On August 17, 2020, Terry Pearce and Tony Pearce retired from our Board of Directors, and from their positions as Co-Directors of Research & Development. If we are unsuccessful in our efforts to build out our research and development capabilities around the many technologies conceived by Tony and Terry Pearce, our ability to develop new technologies and innovative products may be adversely affected.

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

We previously voluntarily reported to the CPSC concerning a potential defect in an accessory product supplied to us by third parties. After its review, CPSC staff closed the case with no action by the Commission. We are providing repair parts to customers with affected products as a warranty matter and are continuing to monitor the issue. We anticipate at this time approximately 30% of our customers who purchased this product will desire to receive our improvement which we will ship to them at no cost. Since we will incur the cost of this improvement, if our estimate is too low, we may incur additional expenses. Contacting customers with this improvement also may result in an increase in warranty claims or claims of injury or damage prior to receiving the improvement that has not yet been communicated to us. If a customer is harmed by a product failure there also could be litigation and expenses related to a claim of personal injury, which could harm our brand and reputation and negatively affect our operating results.

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

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and U.S. Customs and Border Protection. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. These rules and regulations may conflict and may change from time to time, as a result of changes in the political environment or otherwise. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the CPSC and other jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Some states and the U.S. Congress continue to consider fire retardancy regulations that may be different from or more stringent than the current standard. California recently enacted laws effective in 2021 requiring mattress retailers delivering mattresses via common carrier in California to offer to pick up their customers’ old mattresses. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling of mattresses discarded in their states. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures. For example, new legislation aimed at improving the fire retardancy of mattresses, regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, or requiring the collection or recycling of discarded mattresses, could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, or adverse publicity, among other things. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

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

We have received a claim that one of our products does not have the proper warning label required by California Proposition 65, which requires businesses to provide warnings to Californians about significant exposures to chemicals that are known to the State of California to cause cancer, birth defects or other reproductive harm. While we are investigating this claim and generally make efforts to comply with Proposition 65, we may be subject to such claims and, as a result, we may be required to expend resources in defense of these claims that could increase our cost of doing business. In addition, to the extent we may have violated Proposition 65 we may incur expense associated with complying including but not limited to providing warnings or product recalls.

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

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. In 2016 and early 2017, we did not have systems and processes to collect these taxes in all jurisdictions where we were conducting business. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest. For the amounts incurred in 2016 and early 2017 that remain unpaid, we have estimated the sales tax liability, including penalties and interest to be approximately $4.2 million. We are in the process of working with each state to make the necessary filings and take advantage of any amnesty programs or negotiated settlements. InnoHold has agreed to indemnify us for any such tax liability incurred in 2016 and early 2017, and InnoHold has placed in escrow $5 million to cover such liability. However, disputes may arise between InnoHold and us, related to such indemnification, that may increase our costs or delay our reimbursement for such tax liabilities.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. We may have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess the impact, if any, of ownership changes on our NOLs under Section 382 of the Code.

We have identified a material weakness in our internal control over our tax provision process which could, if not remediated, result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our quarterly report for the quarter ended June 30, 2020, we identified a material weakness in internal controls over the tax provision process, specifically related to the release of the valuation allowance and the unique recording of the Tax Receivable Agreement liability during the quarter.

We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

Risks Relating to Our Organizational Structure

Our only significant asset is our ownership of Purple LLC and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

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

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have been an emerging growth company since our initial public offering in August 2015 and will continue to be an emerging growth company until the end of 2020. If some investors find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The market price of our Class A Stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, subsequent public issuances of our stock would cause the interest of each current Purple Inc. stockholder to be diluted. At this time, CCP and Blackwell own a substantial percentage of the shares of Class A Stock of the Company and warrants for additional Class A Stock, and may choose to sell shares of common stock.

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

A market for our securities may not be maintained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our operating performance and general market or economic conditions. Furthermore, an active trading market for our securities may never become sustainable for many reasons, including that CCP and Blackwell, who hold a significant portion of our outstanding common stock, may not sell shares, or sell enough shares, to increase the float to a point where a sustainable market develops. You may be unable to sell your securities unless an established market can be sustained.

Purple LLC’s level of indebtedness could adversely affect Purple LLC’s and our ability to meet its obligations under its indebtedness, react to changes in the economy or its industry and to raise additional capital to fund operations.

As of September 30, 2020, Purple LLC had total debt of $45.6 million outstanding, comprised of $45.0 million outstanding under the 2020 Credit Agreement and $0.6 million in capital lease obligations. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain Net Leverage Ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Credit Agreement, and (iii) maintain minimum Consolidated Net Leverage Ratio and Fixed Charge Coverage Ratio (as those terms are defined in the Credit Agreement) thresholds at certain measurement dates. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

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

Future operating flexibility is limited in significant respects by the restrictive covenants in the 2020 Credit Agreement, and we may be unable to comply with all covenants in the future.

The 2020 Credit Agreement imposes restrictions that could impede Purple LLC’s and the Company’s ability to enter into certain corporate transactions, as well as increases our vulnerability to adverse economic and industry conditions, by limiting our flexibility in planning for, and reacting to, changes in our business and industry. These restrictions include covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates. The restrictions may prevent Purple LLC and the Company from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

If we determine that we need to take any action that is restricted under the 2020 Credit Agreement, we will need to first obtain a waiver from the Institutional Lenders. Obtaining such waivers, if needed, may impose additional costs on the Company or we may be unable to obtain such waivers. Purple LLC’s ability to comply with these restrictive covenants in future periods will largely depend on its ability to successfully implement its overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of Purple LLC’s debt. In the event of an acceleration of Purple LLC’s debt, Purple LLC could be forced to apply all available cash flows to repay such debt, which would reduce or eliminate distributions to us, which could also force us into bankruptcy or liquidation.

Certain outstanding warrants could be exercised and result in dilution of all shareholders without any concurrent payment or other benefit to the Company.

Certain outstanding warrants held by former members of Global Partner Sponsor, LLC (the sponsor for Global Partner Acquisition Corp., our predecessor) and CCP and its affiliates may be exercised on a cashless basis, without any further consideration paid to us. In addition, on October 22, 2020, the last sales price of our common stock reported was at least $24.00 per share on each of twenty trading days within a thirty (30) trading-day period, and we elected to redeem our outstanding warrants (other than those held by former members of Global Partner Sponsor, LLC and certain warrants held by CCP and its affiliates) by paying redemption consideration of $0.01 per warrant. We sent a Notice of redemption on October 27, 2020 to affected warrant holders. We anticipate that the redemption will take place on November 30, 2020. In connection with our election to redeem, any warrant exercises that take place prior to the redemption must be done on a cashless basis. As a result, we will be required to issue shares of our Class A Stock without any further consideration being paid to us, with respect to any warrants that are exercised prior to redemption on November 30, 2020, which will also result in dilution to existing shareholders. For the period October 1 through October 26, 2020, approximately 8.0 million public warrants were exchanged for 4.0 million Class A shares resulting in cash proceeds to the Company of approximately $45.6 million. On October 27, 2020, the Company announced the redemption of previously issued public and incremental loan warrants, to take place on November 30, 2020. For the period October 27 through November 9, 2020, approximately 1.7 million public and all 2.6 million incremental loan warrants have been exercised and, as a result, there were 60.9 million Class A shares outstanding on November 9, 2020. The approximately 9.3 million public warrants that remain may be cashless exercised at any time prior to November 30, 2020. Any public warrants remaining outstanding at that date will be redeemed. As of November 9, 2020, approximately 8.5 million sponsor warrants remain outstanding. Sponsor warrants are not redeemable, and do not need to be exercised on a cashless basis prior to November 30, 2020, if they are held by the sponsor or a permitted transferee.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Class A Common Stock as to distributions and in liquidation, which could negatively affect the value of our Class A Common Stock.

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

Nasdaq may delist our warrants from trading on its exchange, which could limit investors’ ability to make transactions in our warrants and subject us to additional trading restrictions.

After the redemption, there will be less than 20 holders of warrants remaining. While there is no Nasdaq rule requiring us to maintain a specified number of holders of warrants, Nasdaq may use its discretionary authority to delist the warrants due to concerns such as, among other things, a lack of liquidity for the warrants. If Nasdaq delists our warrants from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including a limited availability of market quotations for our warrants and reduced liquidity for our warrants.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our warrants are currently listed on Nasdaq, our warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our warrants are no longer listed on Nasdaq, the warrants would not be covered securities and we would be subject to regulation in each state in which we offer the warrants.

Tax Risks Relating to Our Structure

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units and shares of Class B Common Stock into our Class A Common Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

Owners of Class B Units and shares of Class B Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock for shares of Class A Stock pursuant to the Exchange Agreement. The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of September 30, 2020, there have been 43.5 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock, in addition to the deemed exchanges that occurred in connection with the Business Combination.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of September 30, 2020, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the deemed exchanges that occurred in connection with the Business Combination and subsequent exchanges of 43.5 million Paired Securities as of September 30, 2020 was approximately $169.6 million. Due to the release of the Company’s valuation allowance on the deferred tax assets to which the Tax Receivable Agreement liability relates, $169.0 million of the $169.6 million estimated liability has been recorded as of September 30, 2020 ($0.5 million in 2019 and an incremental $168.5 million through September 30, 2020). The additional $0.6 million is expected to be recorded in the fourth quarter of the year ending December 31, 2020. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

Because not all of the relevant factors described above are known at this time with respect to the exchanges that have occurred, and none of the relevant factors are known with respect to 0.6 million future exchanges (whether this year or in subsequent years), except as estimated above, we cannot yet with certainty determine the final amounts that will be payable under the Tax Receivable Agreement. However, as a result of the size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units.

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

If all of the 0.6 million Paired Securities outstanding as of September 30, 2020 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock at the time of such exchange were equal to $31.00 per share (the closing price of a share of our Class A Stock on November 5, 2020), our aggregate liability under the Tax Receivable Agreement would be, including the estimated $169.6 million liability described above, approximately $174.3 million in total, payable in estimated annual amounts ranging from $1.0 million to $12.0 million over a 15-year period. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the next 15 tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this prospectus.

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

ITEM 5. OTHER INFORMATION

On November 4, 2020, the Company’s Board approved a Short-Term Cash Incentive Plan (the “STIP”) for the 2020 plan year. Participation in the STIP is limited to key employees who are employed to serve as Senior Vice Presidents, Vice Presidents, or Senior Directors. Not all eligible employees are guaranteed to participate in the plan, as participation will be subject to Board discretion and approval. The STIP will be administered by the HR & Compensation Committee as authorized by the Board. For the STIP to activate, the company must achieve certain net revenue and adjusted EBITDA targets. If the Company does not reach the minimum targets, no cash awards will be paid to any of the participants under the Plan. The amount of the total payment to each participant is adjustable to account for personal performance criteria, as follows: 70% of the amount is based on the Company’s achievement of at least the minimum Company-level performance targets and the remaining 30% is based on the participant’s achievement of personal performance criteria selected or approved by the Board. Subject to the other provisions of the STIP, payment to a participant will be made in cash in an amount up to the product determined by multiplying a certain percentage from 50% to 150% by the participant’s targeted bonus amount. That percentage will be determined based on whether and the extent to which the net revenue target and adjusted EBITDA target both exceed certain minimum target threshold amounts. The bonus target applicable to each participant is determined by multiplying (x) the participant’s annual base salary by (y) the participant’s share of the total bonus fund amount, as determined in accordance with the STIP.  A participant will have no right to receive a payment under the STIP unless the participant remains in good standing with the Company during the plan year and remains in the employ of the Company through and including the payment date in 2021. This summary of the STIP does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the STIP, which is attached as Exhibit 10.11 to this 10-Q and is incorporated by reference herein.

On November 9, 2020, we mailed to Paul Zepf a notice terminating Mr. Zepf’s Observer and Indemnification Agreement dated February 2, 2018 (the “Observer Agreement”). Since Mr. Zepf was appointed to the Board of Directors on August 18, 2020, his service as an observer was no longer necessary. The Observer Agreement provided for one-year automatic renewals until we provided written notice of termination not less than thirty days prior to the renewal period.

ITEM 6. EXHIBITS

Number	Description
10.1(1)	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020.
10.2*	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020.
10.3*+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020.
10.4(2)	Waiver and Consent to Amended and Restated Credit Agreement dated August 20, 2020.
10.5(3)	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto.
10.6(3)	Pledge and Security Agreement dated September 3, 2020.
10.7(3)	Guaranty dated September 3, 2020.
10.8(3)	Collateral Assignment of Patents dated September 3, 2020.
10.9(3)	Collateral Assignment of Trademarks dated September 3, 2020.
10.10(3)	Collateral Assignment of Copyrights dated September 3, 2020.
10.11*+	Purple Innovation, Inc. 2020 Short-Term Cash Incentive Plan.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed August 14, 2020.
(2)	Previously filed as an Exhibit to the Current Report on Form 8-K filed August 21, 2020.
(3)	Previously filed as an Exhibit to the Current Report on Form 8-K filed September 3, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date:	November 10, 2020	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)