Form 10-K
period 2020-12-31
Purple Innovation, Inc.
filed 2021-03-11
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No   ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2020, as reported on the NASDAQ Capital Market, was $481.7 million.

As of March 8, 2021, there were 66,279,570 shares of Class A common stock, par value $0.0001 per share, and 448,279 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99% as of March 8, 2021. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination, and “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple. Specifically, forward-looking statements may include statements relating to the future financial performance of the Company, changes in the markets in which Purple competes, expansion plans and opportunities, expansion of the direct to consumer market, our expectation of opening additional of our own retail stores, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

ii

PART I

Item 1. Business

Introduction

Purple’s mission is to help “every body” feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer®, known as the Purple Grid®, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. Specially engineered for total pressure relief and unwavering support, Purple’s patented grid technology has been used and tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses.

We market and sell our products through direct-to-consumer (“DTC”) online channels, Company showrooms and retail brick-and-mortar wholesale partners.

The foundation of our business is core competencies in design, development and manufacturing. Decades of accumulated knowledge enable us to create all aspects of our innovative products, including fundamental comfort technologies and machines and processes necessary to bring them to market. We have integrated our operations to include research and development, marketing and manufacturing, resulting in an ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format injection molding of our Purple Grid, we designed and produced our own manufacturing equipment including our proprietary and patented Mattress Max™ machinery. These were and still are fully customized machines unique to Purple that can handle both our size and scale requirements. We believe our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized materials, such as foam and outsourced manufacturing.

In addition to developing transformative, differentiated products and technologies, we have built a brand that has high customer engagement and avid online advocates. We have an experienced digital marketing team, providing efficient customer acquisition and brand affinity. Our digital marketing strategy enables us to market our full product suite to customers, generate frequent interactions online and drive traffic to all channels offering our products.

We have capitalized on the DTC macro trend that is transforming the bedding industry. To complement our DTC channel, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, home décor, and department store spaces. We believe our distinctly differentiated products, marketing strategies, manufacturing capabilities, unique branding and proprietary technologies position us to continue to drive our growth in comfort products. For 2020, our DTC sales channel, which includes online and Company showrooms, accounted for 74.8% of our net revenue and wholesale accounted for 25.2% of net revenue, while sales of bedding accounted for 92.2% of our net revenue and other products accounted for 7.8%.

In July 2020, Purple entered into a lease for a new facility in McDonough, Georgia with plans to grow our manufacturing footprint and serve our customers in the eastern U.S. Purple began operations in the new facility on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines. We intend to hire over 360 employees to fully staff the facility. We also grew our DTC efforts by adding four Company showrooms in 2020, making a total of nine Company showroom locations in cities across the U.S. We anticipate opening additional Company showrooms throughout 2021.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help “every body” feel and live better. Whether it’s getting a better night’s rest or elevating the work from home experience, we design and manufacture truly innovative, differentiated products that put our customer’s comfort first.

Bedding

The bedding category encompasses a variety of products including mattresses, pillows, bases, foundations, sheets, mattress protectors, blankets and duvets. Meaningful innovation in sleep products has remained stagnant and limited over the last 150 years. Coil spring mattresses and memory foam, two of the primary materials underpinning mattress technology today, were invented in the 1860’s and 1990’s. Latex, water and air mattresses followed, emerging in the latter part of the 20th century. Since these early inventions, the mattress industry has remained complacent with little meaningful innovation, until the introduction of the Purple Grid. Our Purple Grid, made from our proprietary Hyper-Elastic Polymer, represents a meaningful innovation in pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer. The Purple Grid solves problems that regular mattresses create and has proven that material innovations can have a positive impact on sleep.

The market for bedding products is rapidly growing and currently undergoing a fundamental transformation with the rise of e-commerce and DTC distribution. The U.S. mattress industry is predominantly comprised of vendors that rely on retail distribution as well as a growing number of DTC retailers. With COVID-19's impact on brick-and-mortar retail over the past year, our manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the home category.

Over the past several years, growth of the DTC market exceeded that of the broader industry. The majority of this growth has been seen by new mattress companies that offer convenience, free shipping and returns, and low prices, while leveraging third-party manufacturing and distribution. Materials used by online mattress retailers include layers of foam cushioning that are assembled, compressed and folded into a box for distribution. This market is highly fragmented, commoditized and competitive, with customer purchase decisions based primarily on price. Prior to Purple, there has been little recent success disrupting the premium market, where the majority of category revenue and profit is realized. Competitors in the premium market include Tempur Sealy and Sleep Number.

While e-commerce home goods purchases have increased over the past year, traditional brick-and-mortar retailers command a significant part of the market for bedding products. This part of the retail market is also highly fragmented and competitive. The leading brick-and-mortar specialty mattress retailers in the United States and Canada are, respectively, Mattress Firm and Sleep Country Canada, both of which Purple has significant partnerships. These national retailers compete with both regional and local retailers as well as furniture and department stores. Purple has also expanded into many of these regional furniture retailers.

Across these channels, some key factors that impact competition in our industry include product features, reliable logistics and manufacturing capabilities, marketing efficiency, brand recognition and reputation, expertise of sales and after-market support, pace of innovation and product roadmap, price of products and services, financial stability and ability to invest in innovation.

Seat Cushions and Other

Our seat cushions and other category consist of products that can be purchased independent of furniture, such as pet beds. To the best of our knowledge, there are no independent market analyses that define the size and growth of this category. It is important to note that there is a significantly larger market for cushioning technology embedded within furniture, including chairs and sofas as well as seats found in transportation and other categories requiring seating solutions. We believe this is a substantial market opportunity that we could pursue with either branded product offerings or through branded original equipment manufacturer (OEM) partnerships to embed our technology. We saw a significant increase of revenue in this category in 2020, due to the global COVID-19 pandemic with more people working from home.

What Makes Purple Different?

We believe we have a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology—We are a company built on innovation and licensing, with more than 30 years of expertise in comfort innovation. Purple is founded upon decades of history developing innovative comfort solutions, including the invention of our proprietary and patented Hyper-Elastic Polymer technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the mattress industry since the introduction of memory foam in 1992. We believe that the unique properties of the Purple Grid enable several improvements to existing bedding that are not addressed by foam, spring and air mattresses.

●	Pressure Relief—The Purple Grid is designed around the science of column buckling which enables our mattresses to be both firm and soft. The Purple Grid offers support across the body’s larger surface areas, such as the back, while providing pressure relief at local areas or points of pressure, such as the hips and shoulders. We believe Purple’s founders were the first to leverage this technology in mattresses after its success in licensing its proprietary Purple Grid to medical manufacturers for use in wheelchairs, critical care beds and to this day, hospital beds. The resulting feel is often described as buoyant, such as floating on water.

●	Temperature Neutral—The Hyper-Elastic Polymer material itself is temperature neutral, with the surface of the Purple Grid comprised mostly of air, made from thousands of open-air channels. The channels allow for high airflow and dissipation of heat and vapor. This is the opposite of foam beds, which absorb heat from the body and then radiate the heat back, constantly increasing the temperature. The Purple Grid allows for continual sleeping without waking up hot.

●	Responsive—Unlike memory foam, which compresses, gets hard and then takes time to recoil, the Purple Grid is instantly responsive to the body as it moves. It will immediately flex to support your position and spring back into place as you readjust during the night.

●	Durable—Hyper-Elastic Polymer material is a highly durable gel that we believe outlasts most foams by two to three times. The Hyper-Elastic Polymer technology also has numerous applications beyond mattress products including seat cushions, pillows, pet beds and beyond. The development of the Hyper-Elastic Polymer technology is only one of numerous innovations we have developed to produce a range of unique and effective comfort products across the bedding, seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers to imitation. We have over 150 granted or pending patents and over 250 patent filings that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has decades of experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our Mattress Max machine, designed and built by Purple, allows for large-format injection molding of gels at scale. Not commercially available outside of Purple, this machine is essential in producing our proprietary products efficiently and at scale.

●	Growing a brand with a passionate following—Our brand mirrors our passion for uncompromising performance, quality and durability, and with effective use of education and viral marketing, has been able to cut-through the competitive noise. We believe our digital marketing strategy has achieved a level of engagement few competitors match, including a series of videos that have been seen more than 4.4 billion times across Facebook and YouTube. Our brand has extended beyond awareness of individual products and we have successfully marketed our full suite of products to customers using our DTC strategy. We believe customer satisfaction of our product has continued to drive “word of mouth” as the most common reason customers learn about our products.

●	Balanced, omni-channel distribution strategy—We have sought opportunities to expand brand awareness in brick-and-mortar retailers where our beds can be displayed. This is a very different approach from most bed-in-a-box players who seek traditional Consumer Packaged Goods distribution, e.g., boxes on shelves. Our goal is to support the customer wherever and however they want to learn, try, and buy. Whether wholesale, Purple-owned showrooms, or DTC channels, we are a leader in the bedding market. Our flexible return policies and aggressive expansion of wholesale doors and showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional retailers as well as a variety of independent retail partners throughout the United States and Canada. As a result, we believe we are driving accelerated growth in the bedding market as compared to the traditional retail bedding industry.

●	Vertical integration enables nimble design, development and execution—We design and develop our cushioning products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

Growth Strategies

●	Further direct-to-consumer growth and penetration—We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our DTC channel. Our e-commerce site was originally built for only a few products and we are investing in redesigning and re-platforming as our assortment has grown. We have additionally invested in substantially expanding our contact center, enabling live voice, chat and messaging with our sales associates which has driven higher customer satisfaction, higher average order value, and higher conversion. Continued successful execution within the DTC channel represents a significant growth opportunity.

●	Expanded omni-channel distribution and retail relationships—Expanding retail distribution of our products via new and existing arrangements represents an opportunity to tap into the large brick-and-mortar category of the cushioning market. We continue to have discussions with new retail partners to expand our wholesale footprint. In addition, we currently operate nine Company showrooms in cities across the U.S. where consumers can experience our brand, learn and engage with our technology, and purchase our products. We anticipate continual expansion of our showrooms as we optimize the format.

●	Existing product innovation—We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. This vertical integration enables us to continuously refine our existing products and manufacturing processes, as well as introduce new offerings, with the potential to attract new customers and drive repeat sales.

●	New product launches—We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. This includes innovations in mattresses beyond the Purple Grid, an expanded assortment based on the Harmony PillowTM that includes new patent-pending technology, other assortment expansion and new products in cushioning and additional categories. In 2020, we added a children’s line of products, enabling us to sell to this underserved demographic and providing an additional opportunity to enter the home.

●

Additional capacity—In July 2020, we entered into a lease for a new facility in McDonough, Georgia with plans to grow our manufacturing footprint and serve our customers in the eastern U.S. The new leased facility includes approximately 520,000 square feet that we anticipate will significantly expand our domestic manufacturing capacity over time. Our first manufacturing plant outside of Utah, we believe this new location will enable us to serve our customers on the east coast more efficiently. We began operations at the new facility on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines.

●	International expansion—We believe there is a substantial opportunity for international expansion, and we expect to find new opportunities as we expand into foreign markets. We entered Canada in Q4 2020 via the wholesale retailer Sleep Country Canada and we plan to expand in other foreign markets in the future. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will enable us to successfully enter new markets. We are exploring opportunities for international expansion in areas such as marketing, manufacturing and distribution, as well as increasing franchise and wholesale partners.

Our Products

Our current product portfolio is as follows:

●

Mattresses—Our mattresses utilize the unique benefits of the Purple Grid creating a one-of-a-kind sleep solution that is breathable to help regulate body temperature and soft enough to cradle pressure points while also providing support through localized buckling columns. Our Purple Grid is manufactured with non-toxic, food-grade ingredients that are third-party tested and free from carcinogenic chemicals. The patented No Pressure® Purple Grid technology is used in all Purple mattresses. The buckling columns in the Purple Grid instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for luxurious, supportive comfort. We back up the quality and durability of our mattress with a 100-night comfort guarantee and a ten-year warranty. We currently sell five distinct models of mattresses, ranging from our original Purple foam-core, to our hybrid with premium pocket coil cores, and premier mattresses which include three or four inches of Purple Grid. The results are astounding, achieving a bed that relaxes under pressure, provides both firm and soft levels of firmness and encompasses temperature neutrality for optimal sleeping conditions.

●	Pillows—We currently sell four types of pillows: The Purple Harmony Pillow™, the Purple Pillow™, the Purple Plush Pillow™ and the Kids Pillow. The Purple Harmony Pillow is a hybrid, hypoallergenic pillow featuring the world’s first and only tapered 360º Purple Grid Hex surrounding a soft, responsive Talalay latex core for optimal head and neck support. It has a cool-to-the-touch, moisture-wicking Breeze Mesh cover to enhance the benefits of the Purple Grid Hex. Its the ultimate balance of soft, cool, and responsive no pressure support. The Purple Pillow utilizes the Purple Grid in a head-specific triangular grid-shape to protect against breaking down or losing shape. We believe our pillow is unique, with no other product in the market like it in appearance, design or comfort. We also sell a more traditional pillow, the Purple Plush Pillow™, with other unique, patented features that enable adjustment of the pillow for customized comfort. We recently launched a Kids Pillow, which is smaller and softer than our original Purple pillow and adjusted to fit smaller sleepers. We back up the quality and durability of our pillows with a 100-night comfort guarantee and a one-year warranty.

●	Sheets—Made from stretchy and breathable bamboo-based Viscose, our SoftStretch sheets are designed to maximize the functionality of the Purple Grid in our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress). Our sheet sets include pillowcases that also maximize the unique functionality of our pillows.

●	Mattress Protector—Like our sheets, our mattress protector is designed to optimize the functionality of the Purple Grid in our mattress. Our mattress protector is stretchy and breathable. Our protector is also stain-resistant and machine-washable, making it easy to clean.

●	Bed Frames—The Purple® PowerBase, Purple® Foundation, and the Purple Platform Bed have been designed to meet the needs of our customers. Our Purple® PowerBase complements our mattresses by adding electrically powered functions, such as adjustable head and foot positions, dual massagers with multiple wave patterns, under-bed lighting and a remote with cradle that provides additional USB ports and outlets for charging. Our Purple® Foundation is easy to ship and assemble, with no tools required. The frame’s supports are made of high-density polyethylene, so they don’t creak or make noise like wood supports. Plus, the joints of the Purple Foundation are reinforced with nylon buffers to help prevent squeaking. Our Purple Platform Bed is designed specifically for all current Purple bed sizes and offers a high quality, simpler alternative to our more premium offerings. Constructed from lightweight steel, we believe our Purple Platform Bed is more hygienic compared to box-spring foundations. The Purple Platform Bed also provides optimal support and prevents the mattress from sagging.

●	Seat Cushions—The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets. Extending the benefits of our Hyper-Elastic Polymer and Purple Grid technologies. Purple currently sells six types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

●	Weighted Blanket and Duvets—Our Purple + Gravity weighted blanket is the world’s first weighted blanket with Purple’s dual-sided technology that allows you to choose the cool or warm side. The weighted blanket fits a queen or king bed and evenly distributes 35 pounds of weight across the whole bed. The Purple™ Duvet is a soft comforter filled with 100% polyester down alternative with a 100% cotton cover for soft, breathable comfort.

Technology

Technology is key to our unique position within the comfort industry. With our proprietary Hyper-Elastic Polymer material used in the Purple Grid, we have introduced the first major innovation to the mattress category in decades. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam. These technologies have existed for decades and are undifferentiated from competitors within their product type.

Proprietary Technologies

The Purple innovation team, through their scientific journey to get to the root causes of pressure sores, designed the Hyper-Elastic Polymer material, Purple Grid structure, and other proprietary comfort technologies in order to improve the lives of “every body.” Each different cushioning product line requires unique molding techniques.

Our Hyper-Elastic Polymer material is non-toxic and hypoallergenic. This proprietary material is also durable and will not develop body impressions (compression set) from use over time. It is elastic and can stretch up to 15 times its original size and return without losing its shape. It sleeps and sits temperature-neutral and has good ventilation to inhibit moisture build-up.

Our Purple Grid structure made with Hyper-Elastic Polymer material is both soft and supportive. While the columns in this structure provide support where it is needed, they also buckle where it is needed to reduce pressure by allowing shoulders and hips to sink into the cushion with reduced force pushing back on those areas of the body unlike other cushion technologies. The soft and flexible columns also return to their original position as forces lessen and are capable of immediately providing support.

Proprietary Machinery

Internally designed, developed and built, our Mattress Max machines are the only machines able to mold our Hyper-Elastic Polymer material into large-format king-sized mattresses at scale. We have modified other molding machines to manufacture additional products containing Hyper-Elastic Polymer material, such as pillows and seat cushions. The process of molding our Hyper-Elastic Polymer material using our Mattress Max machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have vertically integrated with our own machine shop with mechanics and engineers at each of our factories to maintain our machines and other equipment. Furthermore, we have extensive in-house fabrication capabilities, which enable us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our existing machinery based on real-time insights gained from our vertically integrated operations.

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

Our Sales Channels

Historically, the majority of our sales have been through our DTC e-commerce platform; however, our wholesale channel continues to grow rapidly. We have relationships with a growing number of brick-and-mortar retailers, and we are expanding our national footprint of wholesale partners. We have also opened several Purple-owned showrooms across the U.S. with plans to open more in 2021.

Direct-to-Consumer Channel

E-commerce is our primary distribution channel. We have benefitted from the rapid growth of the DTC mattress industry in addition to our differentiated product offering and unique marketing campaigns. We expect the DTC mattress industry to continue to grow as consumer confidence in online shopping increases. We sell directly to consumers through our website and our growing customer contact center. We help customers easily engage in relevant content, research our solutions, transact online and find support. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe our 100-night trial along with free shipping and free returns provides confidence to consumers in buying a mattress.

We operate nine Company showrooms in cities across the U.S. where consumers can experience our brand, learn and engage with our technology and purchase our products. We plan to continue expanding our showroom footprint across the United States with additional showrooms in 2021 and beyond.

Wholesale Channel

We sell our assortment of products through brick-and-mortar wholesale partners. We began selling mattresses and bedding products through our largest wholesale partner, Mattress Firm, in November 2017. We have expanded the number of retail doors to more than 2,200, where our mattresses and bedding products are sold, and now sell mattresses through Bed Bath & Beyond, Big Sandy, Bloomingdale's, City Furniture, Furniture Row, HOM Furniture, Macy's, Mathis Brothers, Mattress Firm, Raymour & Flanigan, Rooms To Go, Sleep County Canada and Steinhafels. We typically have three to four mattress offerings on the floor. Sales associates have been trained and are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue expanding brick-and-mortar wholesale partners to give our customers the opportunity to feel the difference of the Purple Grid for themselves.

Operations

Factories, Supply Chain and Manufacturing

We operate factories in Alpine, Utah, Grantsville, Utah and McDonough, Georgia, which manufacture and distribute Purple products. Our two factories in Utah have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville factory and another 93,000 square-feet at our Alpine factory. Our factory in McDonough, Georgia provides 520,000 square feet to service our customers on the east coast. We began operations at the new facility on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines. At these factories we manufacture our proprietary Hyper-Elastic Polymer and Purple Grid cushioning used in our mattress, pillow and seat cushion products. We also assemble, package and ship our products from these facilities. We continually improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We believe these factories will provide ample room to accommodate our future growth and expansion plans for the near term.

We outsource and resell other products, including adjustable bases, platform bases, sheets, mattress protectors, blankets and duvets. These products are either designed in-house or in partnership and are unique to Purple.

We have relationships with multiple suppliers for our outsourced products and components. These suppliers may be interchanged in order to maintain quality, cost and delivery expectations.

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

Research and Development

Our research and development teams are focused on developing new comfort technologies, manufacturing machines, and improving production processes, as well as developing products. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products to improve how people live. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we can integrate these insights into our manufacturing process, digital marketing, products and equipment.

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various U.S. and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, with respect to our Hyper-Elastic Polymer and Purple Grid material as well as our Mattress Max machines.

We own or have the exclusive right to use over 190 granted or pending patents and over 250 patent filings on inventions and designs pertaining to our machines, processes, mattresses, pillows, seat cushions, packaging techniques and other related existing and future products. Our issued U.S. patents that are significant to our operations are expected to expire at various dates up to 2038.

We have several trademarks registered with the U.S. Patent and Trademark Office, including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer®, Somnigel®, and Gel Matrix® (for plasticized elastomeric gel and certain types of products including mattresses, seat cushions, bed linen, mattress foundation and others). Additional registered trademarks include Purple Grid®, The Purple Mattress®, Purple Hybrid®, and Purple Hybrid Premier®. Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the U.S. and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders, and were licensed to Purple LLC and we have taken the necessary steps to have those trademarks assigned to Purple LLC upon registration.

We also have a number of common law trademarks, including Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Purple Plus™, Find Comfort™, Dreams On Dreams™, Reinventing Comfort™, Gelflex™, Ascent™, Purple Ascent™, Comfort Reinvented™, Softstretch™, Purple Powerbase™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

Many of the common law marks have registrations pending with the USPTO and other international jurisdictions. Solely for convenience, we may refer to our trademarks in this Annual Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

In addition, we maintain copyrights, many registered, to past and present versions of purple.com, onpurple.com, equapressure.com, wondergel.com, marketing content, blogs, logos, graphics, videos and other marketing and promotional materials promoting our products.

We protect and enforce our intellectual property rights, including through litigation as necessary.

Human Capital

Employees

Our most valuable asset at Purple is our people and their learned institutional knowledge. We are mission-driven by our commitment to innovating real comfort solutions that meaningfully help “every body” feel and live better. We are a product innovation company at our core.

As of March 8, 2021, we have approximately 1,600 employees engaged in manufacturing, research and development, general corporate functions and in our retail showrooms. Due to the increased demand of our products throughout the COVID-19 pandemic, we increased our headcount by over 800.

During 2020, the Company's top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. Our current employee population works primarily within our two factories in Utah and at our new headquarters in Lehi, Utah. However, throughout the COVID-19 pandemic, employees who were working in office settings began working from home. We also identified new ways to work safely and effectively in our manufacturing areas by creating additional shifts, regularly cleaning common areas, wearing face masks and ensuring employees were practicing safe social distancing. We regularly engage labor contracting agencies and independent contractors to accelerate our progress and to provide support across various functions within our organization. We have no collective bargaining agreements with our employees.

Diversity and Inclusion

Purple is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within the Company. In September 2020, we hired our first Diversity and Inclusion Lead to help foster a more inclusive workplace. In November 2020, we expanded the number of women on our Board of Directors such that women now comprise 25% of our Board. We have begun the creation of several employee resource groups to offer insight into each department’s diversity growth and create allies that help us in talent development for underrepresented populations. In 2021, we will be establishing a comprehensive recruiting strategy that focuses on recruiting and retaining diverse candidates. In addition, we will be designing, training, and implementing programs focused on equity and belonging, developing an internal mentorship program to develop women and minorities within Purple into senior leadership positions and creating a brand strategy that raises brand awareness and customer acquisition in diverse markets.

Philanthropy

Throughout the COVID-19 pandemic, we saw the need to do our part in helping those who are less fortunate. We shifted our manufacturing processes to create relief beds that could be used in homeless shelters. This effort also proved to be beneficial for our manufacturing workers, giving them additional work during a time that was uncertain. Throughout the month of April 2020, we worked with Brands x Better—a coalition of like-minded businesses who looked to give back to the communities they serve—and donated 10% of net proceeds to this effort. We also partnered with the Precious Dreams Foundation to provide comfort items to children in foster care. On Giving Tuesday 2020 and on Random Acts of Kindness Day 2021, we donated 10% of net proceeds from our kid’s product collection to support this foundation. In addition, we sponsored Mattress Firm’s Give Back project in February 2021 for their Skate Like a Girl campaign, donating hundreds of skateboards to foster care facilities across the nation. For years, we also have donated products and time teaching high school students about manufacturing in the communities around our Grantsville, Utah facility in association with the Tooele Education Foundation, in addition to giving multiple scholarships to graduating seniors to attend both local trade schools and universities of their choice.

Ethical Culture

Finally, our Code of Ethics promotes an environment of integrity by requiring honest, ethical and fair conduct with a focus on conflicts of interest, compliance, deterrence and internal reporting. It also requires full, fair and accurate disclosure in public filings and communications. All employees are required to complete Code of Ethics training periodically.

Overall, we believe our culture, along with our internal tools and initiatives, enable us to effectively execute our human capital strategy. For discussion on the risks relating to our inability to attract and retain top-performing talent, please see section titled Risk Factors.

Our History

Purple was created by two brothers that set out to revolutionize the comfort space. One in manufacturing and design, and the other an advanced aerospace scientist, the brothers embarked on a partnership in the early 1990s to put together a team to develop cushioning solutions for wheelchairs and medical beds. They later created what we call the Purple Grid—an elastomeric polymer that can stretch up to 15x its resting size and never lose shape or function. The Purple Grid has since been used in mattresses, seat cushions and pillows.

In August of 2020, Purple announced that co-founders Terry and Tony Pearce chose to retire from their positions as Co-Directors of Research & Development of Purple LLC and as directors on Purple Inc.’s Board. Today, Purple’s research and development teams are focused on creating innovative comfort solutions for all facets of life.

Available Information

Our website address is www.purple.com. We make available, free of charge on our Investor Relations website, investors.purple.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

We also use our Investor Relations website, investors.purple.com, as a channel of distribution of additional Purple information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

Information About Our Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Joseph B. Megibow	52	Director, Chief Executive Officer
Craig L. Phillips	55	Chief Financial Officer and Treasurer
Casey K. McGarvey	61	Chief Legal Officer and Secretary
John A. Legg	59	Chief Operating Officer
Verdi R. White III	42	Chief Retail Officer

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

Casey K. McGarvey has served as the Chief Legal Officer and General Counsel of Purple LLC since its inception in 2010 as WonderGel, LLC. He also has served as Corporate Secretary of Purple Inc. since the Business Combination. ~~He~~ From 2008 until the Business Combination, he also has served as General Counsel of various technology companies owned by Terry and Tony Pearce, including EdiZONE, LLC, focused on developing advanced cushioning technology. Mr. McGarvey has a deep knowledge of the Company’s technologies and intellectual property. Prior to joining EdiZONE and Purple LLC, Mr. McGarvey was a shareholder, partner or of counsel at several law firms during which, among other things, he litigated and advised businesses on matters for the protection of their patents and trademarks and other business matters. Mr. McGarvey has the following degrees, each from the University of Utah, a Bachelor of Arts and Honors Bachelor in political science with a Certificate in public administration, a Juris Doctor and an Executive Masters of Business Administration~~,~~

John A. Legg has served as the Chief Operating Officer of the Company since January 2019. Mr. Legg brings to the Company over 20 years of experience in operations and supply chain management in the wholesale, retail and e-commerce/direct-to-consumer sectors. Prior to joining the Company, Mr. Legg served as a partner in the consulting firm of Claris Retail Solutions Group (“Claris”) from September 2017 until he joined the Company in January 2019. Prior to that, he served as Senior Vice President Global Operations for Global Brands Group, providing strategic direction across all operational areas. In addition, prior to joining Global Brands Group, Mr. Legg was the Senior Vice President of Global Logistics and Supply Chain for the Zale Corporation.  From 2009 to 2010, he consulted in Supply Chain Management for Tory Burch. From 2007 to 2008, Mr. Legg served as Senior Vice President Global Distribution and Logistics for Warnaco, Inc. Finally, from 1999 to 2007, he worked for Liz Claiborne in the US and in Europe, serving as Vice President International Distribution. Mr. Legg is a graduate of Northeastern University, in Boston, MA, and holds a BS in Business Administration, Transportation and Distribution Management.

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

Item 1A. Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. Any defined terms used in the Risk Factor Summary are defined in the full Risk Factors. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risk Factor Summary

Risks Related to Our Operations

●	Significant fluctuations in our operating results and growth rate;

●	Our short operating history in an evolving industry;

●	Lack of availability and quality of raw materials;

●	Significant strain of managing the growth of our business;

●	Our ability to obtain additional capital on acceptable terms or at all;

●	Changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters;

●	Our ability to continue to improve and expand our product line;

●	Our expansion into new products, market segments and geographic regions;

●	The ongoing COVID-19 pandemic including its effect on our supply chain, workforce, and operations;

●	The COVID-19 pandemic effect on customer demand;

●	The strength of our Purple brand, the effectiveness of our marketing, and our ability to attract and retain customers;

●	Our ability to achieve and maintain production capacity to meet customer demands;

●	Our significant related-party transactions that may give rise to conflicts of interest;

●	Disruption of operations in manufacturing facilities, including pandemics or natural disasters;

●	Unsuccessful anticipation of consumer trends and demand;

●	Excess inventory susceptible to shrinkage;

●	Ability to make, integrate, and maintain commercial agreements, strategic alliances, and other business relationships;

●	Competition in a highly competitive comfort industry;

●	Substantial and increasingly intense competition worldwide in e-commerce;

●	Any reduction in the availability of credit to consumers;

●	Maintaining only the necessary amounts of raw material and product inventory;

●	Ability to provide timely delivery to our customers;

●	Dependence on a few key employees;

●	Failure to maintain internal controls and the potential impact of making material misstatements on financial results and reporting;

●	Need to implement additional finance and accounting systems, procedures and controls as we grow; and

●	Failure of or disruptions to our information technology systems.

Regulatory and Litigation Risks

●	Ability to participate in government COVID-19 relief programs;

●	Regulatory requirements requiring costly expenditures and exposure to liability, some of which are specific to the manufacture and disposal of mattresses; and

●	Income tax, sales tax or other tax liabilities.

Risks Relating to our Intellectual Property and Use of Technology

●	Ability to protect our product designs and other proprietary rights both domestically and internationally;

●	Claims that we or our licensors have infringed the proprietary rights of others;

●	Purple LLC’s license of intellectual property to EdiZONE, LLC;

●	Ability to keep pace with rapid technological developments; and

●	Failure to protect sensitive employee, customer and consumer data.

Risks Relating to Our Organizational Structure

●	Anti-takeover provisions in Delaware law and our Second Amended and Restated Certificate of Incorporation;

●	Provisions in our Second Amended and Restated Certificate of Incorporation making it difficult for investors to bring legal action against us or our directors or officers;

●	Provisions in our Second Amendment and Restated Certificate of Incorporation limiting a stockholders’ ability to obtain a favorable judicial forum;

●	Future sales of our Class A Common Stock (“Class A Stock”) by our existing shareholders that may cause stock prices to fall;

●	Dilution as a result of the issuance of additional shares;

●	Ownership of Purple LLC as our only significant asset and its effect on our ability to pay dividends or make distributions or loans or satisfy other financial obligations;

●	Not anticipating paying any cash dividends in the foreseeable future;

●	Level of indebtedness could limit our operational and financial flexibility;

●	Warrants exercise that could result in dilution; and

●	Issuance of additional preferred stock, debt, or securities without stockholder approval.

Tax Risks Relating to Our Structure

●	Requirement to pay InnoHold, LLC (“InnoHold”) 80% of the tax benefits under the Tax Receivable Agreement;

●	Possible acceleration or changes in payments under the Tax Receivable Agreement;

●	Ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from holders of Purple LLC Class B Units;

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns; and

●	Ability to utilize our net operating loss carryforwards and certain other tax attributes.

Risks Related to Our Operations

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

In addition, we rely on estimates and forecasts of our expenses and revenues to provide guidance and inform our business strategies, and some of our past estimates and forecasts have not been accurate. The rapidly evolving nature of our business makes forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower-than-expected sales or higher-than-expected expenses.

You should consider our business in light of the risks and difficulties we may encounter, as described above and elsewhere in this “Risk Factors” section. If we fail to address the risks and difficulties that we face, our business and operating results will be adversely affected.

We have a limited operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We are a rapidly growing business with a limited operating history. Our relatively limited operating history makes it difficult to assess our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including inconsistent financial results, challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, enhancing our products and services and developing new products and services.

For the year ended December 31, 2020, we had net income of $10.9 million and in 2019 we incurred a net loss of ($12.4) million. In 2020, we generated $81.3 million of operating cash flow and ended the year with working capital of $96.9 million and an accumulated deficit of $4.6 million. In 2019, we generated $22.9 million of operating cash flow and ended the year with working capital of $27.3 million and an accumulated deficit of $8.3 million. We need continued positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

Lack of availability and quality of raw materials could cause and has caused delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing products, we use various commodity components, such as polyurethane foam, oil, our spring units, ingredients for our Hyper-Elastic Polymer material, our water-based adhesive and other raw materials. Because we are dependent on outside suppliers for our raw materials, lack of availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales.

Some components, such as foam and spring units, are widely used in our industry. Shortages in such components, due to any reason including increase in demand, weather events, supply chain difficulties within the supplier or otherwise, could adversely affect our production capacity and financial results. If we were unable to obtain raw materials and components from suppliers, we would have to find replacement suppliers. Any new arrangements for raw materials and components might not be on favorable terms, if we are able to enter into new arrangements at all. If a supplier for a component failed to supply such component in required amounts this could significantly interrupt production and increase costs.

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

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities and production capacity in the face of continued growth. The growth in our operations has placed, and may continue to place, significant demands on our management and operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and fulfillment capabilities may suffer which could adversely affect our operating results. Our revenue growth may not be sustainable, and our percentage growth rates may decrease. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Our growth depends in part on our ability to manage the opening and operating of new production facilities and our Company showrooms which will require our entering into leases and other obligations while the success of expanding operations geographically. To be successful, we will need to obtain or develop retail expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, operating new production facilities and opening our Company showrooms in new locations exposes us to laws in other states, including California, that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening our Company showrooms and maintaining operations in an expanding number of facilities and Company showrooms, we may have to close Company showrooms and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

To manage our growth effectively, we will need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Further, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

We have identified a need for improved processes and procedures to avoid delays in the timely delivery of our mattress products and to improve the customer’s experience. Also, we have experienced rapid growth in our employee base, and the need to implement processes and procedures for improving employee training and retention. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved processes and procedures in an environment of continuous change, but our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing capacity, including by establishing additional manufacturing locations; (ii) increasing our DTC sales; (iii) expanding our wholesale distribution channel; (iv) opening additional Company showrooms; (v) expanding our global sales; (vi) engaging global partners to improve distribution efficiencies and cost savings; and (vii) product assortment and category expansion.

Our ability to obtain other capital resources and sources of liquidity may not be sufficient to support future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

While we have access to a $55 million revolving credit facility under the 2020 Credit Agreement, our ability to access such funds is subject to certain conditions, which we may not be able to satisfy at such time that we seek to draw on the revolving credit facility. Further, our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from KeyBank National Association and a group of financial institutions (the “Institutional Lenders”) under the 2020 Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, including matters relating to our Tax Receivable Agreement, could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement with InnoHold dated February 22, 2018 (the “Tax Receivable Agreement”). Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

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

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our DTC model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and negatively affect our operating results.

We may be unsuccessful in opening any of our Company showrooms beyond those already opened in cities across the U.S.. We have limited experience in opening and operating our Company showrooms. Operating our Company showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our DTC, wholesale distribution channel and our Company showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days, or they may delay paying us beyond the agreed-upon net terms or fail to pay. Our Company showroom expansion increases our risk for inventory shrinkage from destruction, theft, obsolescence and other factors that render such inventory unusable or unsellable.

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

The COVID-19 pandemic has resulted in far-reaching economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations. The U.S. federal government, U.S. states and many local jurisdictions have issued at various times, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as increased volatility in stock prices, among other effects. While certain jurisdictions may ease restrictions, we cannot be certain that other jurisdictions will do so or that eased restrictions are permanent. Furthermore, many jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted governments to reinstate previously scaled back restrictions. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions or adopt additional restrictions that could negatively affect our business, including, but not limited to, requiring us to close our manufacturing facilities. In addition, policies in the United States regarding the government response to the COVID-19 pandemic may further change.

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

Even after initial quarantines and other government restrictions are scaled back, there is risk that we will be unable to continue normal production and operations, due to, among other things, disruptions and delays in our supply chain, government relief programs that enable production workers to remain out of the workforce, and difficulties in ramping up our own operations. We may also experience disputes with our suppliers and/or customers as a result of such difficulties. Further, there may be subsequent outbreaks of COVID-19 that could disrupt our operations. In addition, as employees return to work, we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our facilities.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. We do not yet know the impact that vaccines may have in mitigating or ending the outbreak of COVID-19, or how the availability of such vaccines may affect our work force. However, these effects could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Customer demand for and our ability to sell and market our products, particularly within our wholesale and Company showroom businesses, has been and may in the future be adversely affected by the COVID-19 pandemic and responses thereto.

The COVID-19 pandemic has created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and resulted in a temporary contraction of our wholesale and Company showroom businesses due to temporary shutdowns of non-essential businesses, reduced demand for physical retail locations, and shelter-at-home and social distancing directives where our products are displayed in physical stores. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic or other outbreaks it could adversely affect our business or operating results.

If sales in our channels decline, including as a result of stay-at-home orders, social distancing mandates, temporary closures of or decreased shopping in our wholesale partners’ stores or our Company showrooms, or deteriorating general economic conditions, our business may be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while for the year ended December 31, 2020 we experienced an increase in demand for our products through our DTC channel, there can be no guarantee that sales through our DTC channel will continue to increase or will not decline.

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

On October 20, 2020, the United States Department of Justice brought an antitrust lawsuit against Google claiming that Google improperly uses its monopoly over Internet search to impede competition and harm consumers. Our cost of advertising on Google may remain high if Google’s monopoly over Internet searches is not prevented and competitive search engines are not allowed to compete. Alternatively, if Google is required because of this lawsuit to split up the company or sell assets, there is no assurance this will decrease advertising costs and it may lead to increased costs due to an increased number of service providers who obtain oligopoly power to control advertising costs or inefficiencies from a reduction in scale. Although this lawsuit may lower our advertising costs, there is risk that it may not and would lead to increased costs which would reduce our profitability and harm our business.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products, (iv) the nature and tone of consumer sentiment published on various social media sites, and (v) the stability of our website. In recent years, a number of DTC, Internet-based retailers, like us, have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs. More recently, the large traditional mattress manufacturers have been increasing their efforts to increase their DTC sales which also is increasing the cost of our Internet-based marketing programs and cost of customer conversion.

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

We manufacture our mattresses using our proprietary and patented Mattress Max machinery to make our Hyper-Elastic Polymer cushioning material. Because of the unique features of our Mattress Max machines, new machines are not readily available and must be constructed. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities, but if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies or if we are unable to promptly and efficiently open our new Georgia manufacturing facility, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, if our existing Mattress Max machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing Mattress Max machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. We manufacture mattresses and other products using components provided by third-party suppliers. If those third-party suppliers are unable to provide us with such components or if our assembly capacity is insufficient, our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

We have engaged in significant related-party transactions with affiliates and owners that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business.

We have engaged in numerous related-party transactions involving significant shareholders and directors of the Company, as well as with other entities affiliated with such persons.

For example, prior to the Business Combination, InnoHold, previously a significant stockholder of the Company and an entity owned by the founders, Terry and Tony Pearce, granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participants’ ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not fully vested at the time that such employee’s employment is terminated. Before and for a period of time since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. During 2019, to avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of shares of Class B common stock, par value $0.0001 (“Class B Stock”) in Purple Inc. and Class B Common Units (“Class B Units”) in Purple LLC, after which any forfeitures would inure to the benefit of all of our stockholders. InnoHold distributed additional paired shares of Class B Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the Purple Innovation, Inc. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”), did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain other key employees needed to achieve the Company’s growth objectives. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. Also, this distribution by InnoHold to the equity incentive participants has caused us to incur administrative expenses related to the distributions, the management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into that certain Credit Agreement dated February 2, 2018, with the Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), which was guaranteed by Purple Inc. The Lenders also were stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board and is affiliated with the Lenders. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and certain of the Lenders (the “Incremental Lenders”), and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the Incremental Lenders warrants to purchase shares of our Class A Stock. On March 27, 2020, the Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. On May 15, 2020, the Amended and Restated Credit Agreement was further amended to remove a negative covenant so that there would not be an event of default if the Lenders acquired 25% or more ownership of the Company. On August 20, 2020, the Company and Purple LLC entered into a Waiver and Consent to Amended and Restated Credit Agreement with the Lenders, that, among other things, waives an event of default as a result of InnoHold ceasing to own 25% or more of the aggregate equity interests in the Company, subject to certain conditions as more fully provided in such waiver. On September 3, 2020, we paid off the full amount owed and a prepayment premium to the Lenders in the aggregate amount of $45.0 million and terminated the Amended and Restated Credit Agreement, subject to those provisions that survive termination. The Lenders further have continuing rights of first refusal related to indebtedness of the Company as set forth in the Subscription Agreement entered into by them and the Company at the time of the Business Combination. Adam Gray continues to serve on our Board and the Lenders, together, hold a significant portion of our outstanding shares of Class A Stock and voting power. Future transactions with the Lenders, if any, may give rise to conflicts of interest or otherwise adversely affect our business.

See Note 14, Related-Party Transactions of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Disruption of operations in our manufacturing facilities, including as a result of pandemics or natural disasters, could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. We began operations on March 3, 2021 at a third manufacturing plant in McDonough, Georgia that manufactures and distributes products. In the future we may also enter into leases for additional manufacturing plants.

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

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resulting change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. If we fail to identify and respond to emerging trends, consumer acceptance of the products we manufacture and sell and our image with current or potential customers may be harmed, which could reduce our net sales. If we misjudge market trends, we may significantly overstock inventory and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of inventory or time to fulfillment of our products that prove popular could also reduce our sales.

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

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. As we grow, we may acquire other businesses to incorporate into our operations. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses or choose to no longer do business with us and the impact of such disruption or choices could be magnified to the extent such business partners represent a significant part of our business. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

As our agreements terminate or relationships unwind, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

Our present and future services agreements, other commercial agreements, and strategic relationships and acquisitions create additional risks such as:

●	failure to effectively integrate acquisitions;

●	disruption of our ongoing business, including loss of management focus on existing businesses;

●	impairment of other relationships;

●	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

●	difficulty integrating under the commercial agreements.

We have entered into arrangements with several wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Also, we have agreed to exclusivity of certain products with some of our wholesale partners. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our DTC operations. Our wholesale partners may choose not to continue doing business with us, which would result in a corresponding loss of revenue. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the exclusivity rights of other wholesale partners. Our wholesale partners may compete against us in DTC or other channels that are important to us, and may erode our business in such channels. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened nine Company showrooms in cities across the U.S.. Our business is expanding into additional Company showrooms which, like our online e-commerce retail store, may compete more directly with our wholesale partners for customers. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

We operate in a highly competitive Comfort Industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The Comfort Industry market is highly competitive and fragmented. We face competition from many manufacturers (including competitors that primarily manufacture and import from China and other low-cost countries), traditional brick-and-mortar retailers and online retailers, including direct-to-consumer competitors. One domestic competitor has a license to use some of the intellectual property we own but do not use at this time. Participants in the Comfort Industry compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels. The highly competitive nature of the Comfort Industry means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

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

Consumers who might purchase our products from us online have a wide variety of alternatives for purchasing competing mattresses, pillows and cushions, including traditional brick and mortar retailers (as well as the online and mobile operations of these traditional retailers), other online DTC retailers and their related mobile offerings, online and offline classified services, online retailer platforms, such as Amazon.com, and other shopping channels, such as offline and online home shopping networks.

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

E-commerce customers have come to expect improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster delivery times and more favorable return policies from e-commerce sellers. Also, certain platform businesses, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer a broader variety of Comfort Industry products to consumers and retailers that we do not offer. If we are unable to change our product offerings in ways that reflect the changing demands of e-commerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

Some of our e-commerce competitors offer a significantly broader range of products and services than we do. Competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other DTC retailers and e-commerce competitors may offer or continue to offer faster shipping, free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for us to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase competitive pressure by enabling competitors to offer more efficient or lower-cost services.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs or the availability of more favorable credit terms with competitors could harm our sales, profitability, cash flows and financial condition.

We offer financing to consumers through third-party consumer finance companies. During the year ended December 31, 2020, a significant percentage of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

These third-party consumer finance companies offer consumer financing options to our customers through agreements that may be terminated by us or the companies upon thirty days’ prior written notice. These consumer finance companies have discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers. These consumer finance companies may make more favorable terms available to our competitors, or they may offer more favorable terms in channels other than the channels in which we focus our efforts.

Reduction of credit availability due to changing economic conditions, changes in regulatory requirements, or the termination of our agreements with third-party consumer finance companies could harm our sales, profitability, cash flows and financial condition. The availability of more favorable credit terms offered by competitors could harm our sales, profitability, cash flows and financial condition.

We attempt to maintain only the necessary amounts of raw material inventory and products, which could leave us vulnerable to shortages in supply of components and products that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

We attempt to maintain only the necessary amounts of products and raw material inventory on hand, which could leave us vulnerable to shortages in supply of products or components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components and products may vary significantly, especially as we source some of our materials and products from China or other countries. Our business may be harmed by legal, regulatory, economic, political, health concerns and unforeseen risks associated with international trade in those countries. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the uncertain status of the U.S.-China trade relationship or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of products or materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our products to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

Except in the Salt Lake City, Utah area, we rely on common carriers and freight forwarders to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any disruption to the business of delivery carriers could cause our business to be adversely affected. Any significant delay in deliveries to our customers could lead to increased cancellations and returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers. In the Salt Lake City, Utah area, we are using Company-owned delivery services that have been successful and efficient, and we intend to continue growing such services as demand and volume dictate. If our Company-owned delivery services do not continue to deliver products in a timely or cost-effective manner, we may need to revert to third party carriers and our reputation and business may be adversely affected.

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, delays in product shipments clearing U.S. Customs and Border Protection (“CBP”) for reasons of non-compliance or otherwise, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. The adverse effect on our business could include increase in freight costs if we choose to use more air freight. Our business could also be adversely affected if the business of our suppliers is disrupted because of infectious diseases or fear thereof such that quarantines, factory closures, labor disturbances, and transportation delays result. Such delays and events could adversely affect our profitability and reputation.

We depend on a few key employees, and if we lose the services of certain of our principal executive officers, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executive officers cease to be employed by us, we would have to hire additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executive officers cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Since the Business Combination, we have hired a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and a Chief Retail Officer. We have also experienced the departure of the prior Chief Marketing Officer and the prior Chief Branding Officer. These departures and any delay in replacing these executives could significantly disrupt our ability to grow and pursue our strategic plans. We have been in the process of searching for a qualified replacement for our Chief Marketing Officer for approximately two years. While we believe our current executive officers have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans. We do not maintain key-person insurance for members of our executive management team.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, may make a material misstatement in our financial statements, or may experience a financial loss. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. We have previously remediated material weaknesses identified in our internal controls over financial reporting. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We have a limited operating history, and our systems, procedures and controls are still developing to match the complexity of our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. As a public company, we are required to comply with additional regulations and other requirements. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the value of our business, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

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

Regulatory and Litigation Risks

We may not be eligible to participate in some of the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act, 2021, or other government programs and even if we are eligible we may not realize any material benefits from participating in such programs.

In response to the economic impact of the COVID-19 pandemic, the United States has enacted legislation, including the Coronavirus Aid Relief, and Economic Security (CARES) Act and the Consolidated Appropriations Act, 2021, intended to provide relief to individuals and businesses, including, but not limited to, through stimulus payments to individuals, tax relief and benefits, and other programs. We continue to evaluate the applicability of the CARES Act and the Consolidated Appropriations Act, 2021, to the Company, and the potential impacts on our business and are actively seeking to take advantage of applicable programs.

While we may determine to apply for programs available under the such legislation, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. In addition to relief programs provided in connection with the COVID-19 pandemic, the U.S. government and state/local governments may offer additional programs intended to assist employers. We may fail to qualify for or take advantage of such COVID-19 relief programs, which may have a negative impact on our business. In the event we are able to participate in such programs, our participation may impose additional restrictions on our business that could adversely affect our business and our ability to respond to the changing economic environment. In addition, previously adopted government programs designed to provide assistance to businesses and consumers may not be sufficient and further assistance may not be provided and the U.S. government and state and local governments may not act to provide additional assistance, which could adversely affect consumer spending and our business.

Regulatory requirements, including, but not limited to, trade, customs, environmental, health and safety requirements, may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the CBP. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the bedding industry. These rules and regulations may conflict and may change from time to time, as a result of changes in the political environment or otherwise. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

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

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. The U.S. and certain other countries have adopted the Kyoto Protocol. New greenhouse gas reduction targets have been established under the Kyoto Protocol, as amended. This and other initiatives under consideration could affect our operations. These actions could increase costs associated with our manufacturing operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

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

Claims have been made against us for alleged violations of the Americans with Disabilities Act (“ADA”) related to accessibility to our website by the blind. The law is unsettled as to which types of websites the ADA covers and what standards are applicable, but courts in certain jurisdictions have recognized these types of ADA claims. While we comply with industry standards and are continuing to significantly enhance our compliance efforts for making our website accessible to the blind, and regularly test our site for this purpose, we may be subject to such claims and, as a result, we may be required to expend resources in defense of these claims that could increase our cost of doing business.

 We are also subject to various health and environmental provisions such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986). We have received a claim that one of our products does not have the proper warning label required by California Proposition 65, which requires businesses to provide warnings to Californians about significant exposures to chemicals that are known to the State of California to cause cancer, birth defects or other reproductive harm. While we are investigating this claim and generally make efforts to comply with Proposition 65, we may be subject to such claims and, as a result, we may be required to expend resources in defense of these claims that could increase our cost of doing business. In addition, to the extent we may have violated Proposition 65 we may incur expense associated with complying including but not limited to providing warnings or product recalls.

Regulatory requirements relating to the manufacture and disposal of mattresses may increase our product costs and increase the risk of disruption to our business.

The U.S. Consumer Product Safety Commission (“CPSC”) and other jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Some states and the U.S. Congress continue to consider fire retardancy regulations that may be different from or more stringent than the current standard. In addition, these regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. These regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements are costly to implement and maintain. If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standards, we may be required to temporarily cease production and distribution or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability, cash flows and financial condition.

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

Also, California recently enacted laws effective in 2021 requiring mattress retailers delivering mattresses via common carrier in California to offer to pick up their customers’ old mattresses. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling of mattresses discarded in their states. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures.

New legislation aimed at improving the fire retardancy of mattresses, regulating the handling of mattresses in connection with preventing or controlling the spread of bed bugs could be passed, or requiring the collection or recycling of discarded mattresses, could result in product recalls or in a significant increase in the cost of operating our business. In addition, failure to comply with these various regulations may result in penalties, the inability to conduct business as previously conducted or at all, or adverse publicity, among other things. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions such as 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

We could be subject to additional sales tax or other indirect tax liabilities.

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to e-commerce businesses and to our users is a complex and evolving issue and we may be unable to timely or accurately determine our obligations with respect to such indirect taxes, if any, in various jurisdictions. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce.

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. Failure to comply with such laws or administrative practices or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest.

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

We are subject to federal and state income taxes in the U.S. tax laws, regulations, and administrative practices in the U.S. and in various state and local jurisdictions are subject to significant change or increase, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, some states and cities require additional taxes or fees for the right to sell mattresses in their jurisdiction. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such taxes and fees, these reserves may prove to be insufficient.

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

Risks Relating to our Intellectual Property and Use of Technology

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

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. We have seen an increase in the number of counterfeit goods and products that infringe on our patents. Effective protection or enforcement of intellectual property rights may be unavailable or limited in the jurisdictions in which we do business. We also may be unable to acquire or maintain appropriate trademarks and domain names in all jurisdictions in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

The protection of our intellectual property, such as preventing counterfeit goods from entering the market or defending our patents, may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of all unauthorized use of our proprietary rights. Policing the unauthorized use of our proprietary technology, trademarks and copyrights can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

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

Purple LLC has licensed certain intellectual property to EdiZONE, LLC, which is owned by Tony and Terry Pearce, former members of our Board, via TNT Holdings, LLC (“TNT Holdings”), for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination, and some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.

Prior to the Business Combination, we also entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled by the founders, Tony Pearce and Terry Pearce (former employees, directors and beneficial majority shareholders), through their ownership of TNT Holdings, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE and the Pearces have agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. As these third-party license obligations end, all rights under the license revert to the Company. These third parties include direct competitors to us that at the time of the Business Combination were not selling products through retail channels and in geographical areas in which we were selling our products. One of these third parties is Advanced Comfort Technologies, Inc. dba Intellibed (“Intellibed”) who has been a licensee of EdiZONE for over fifteen years. Intellibed sells mattresses in the U.S. and Canada including now through some of the same retailers through which we also sell our products.

On August 14, 2020, with the approval of our independent directors, Purple LLC entered into a License Transfer and IP Assignment Agreement with EdiZONE (the “EdiZONE Agreement”), pursuant to which EdiZONE assigned to Purple LLC all its interest in and obligations under its license to Intellibed (the “Intellibed License Agreement”) which covers patents, trade secrets as well as the trademarks, including the GEL MATRIX and INTELLIPILLOW trademarks transferred under the EdiZONE Agreement, now owned by Purple LLC. In connection with such assignment, we agreed to indemnify EdiZONE against claims by Intellibed against EdiZONE relating to EdiZONE’s breach under the Intellibed License Agreement, if any, future claims arising out of the execution of the EdiZONE Agreement, or Purple LLC’s ownership, enforcement or breach of the Intellibed License Agreement. As a result of the EdiZONE Agreement, Intellibed pays royalties under the Intellibed License Agreement, and now owes its contractual obligations thereunder to Purple LLC. Should the Intellibed License Agreement end or be terminated, all of Intellibed’s rights thereunder revert to Purple LLC, including the right to continue to sell mattress, topper and pillow products using the same trademarks required by the license to be used with such products and to benefit from all equity in those brands.

Under the Intellibed License Agreement, Intellibed is licensed the right to use technology we do not use in our products or to make our products. That licensed technology allows Intellibed to make a certain type of hollow buckling cushioning structure from elastomeric material, which Intellibed uses in its own mattress, topper and pillow products, but using only a specific type of elastomeric material and manufacturing process that were developed by EdiZONE years earlier that has long been replaced by the Company with more advanced gel materials and more efficient manufacturing processes that Intellibed has no right to use. Whereas Intellibed’s rights are limited to specific products and has exclusivity to this technology only for mattresses, the Company can use the licensed technologies, should it want to, for any purpose except mattresses, and Intellibed cannot use any of the many other technologies owned by Purple LLC including any of the advanced technologies being used for Purple products. Nevertheless, because of the appearance of Intellibed’s cushioning element, its products may be wrongfully perceived by consumers as being comparable to the Company’s mattress and pillow products. Likewise, because of the novelty of the Company’s technologies, consumers and investors also may conclude incorrectly that Intellibed’s licensed elastomeric material and manufacturing process can produce a cushioning element with the same qualities and at the same scale as the Company’s Hyper-Elastic Polymer material in the Purple Grid cushion used in Purple products. This confusion could lead consumers to purchase Intellibed’s products instead of the Company’s products. The lack of a clear understanding of these differences could result in lower sales that would harm the Company.

Intellibed has been growing its sales over the past years and now distributes a portion of its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. This competitor may decide to sell its business to other competitors, which may have implications on the assignment and continuity of the Intellibed License Agreement, including the continuing receipt by Purple LLC of royalties under the Intellibed License Agreement, or it may go out of business. Even with the Company’s receipt of royalties from Intellibed and entitlement to the value of the brand being built by Intellibed, pursuant to the Intellibed License Agreement, the continuing growth of this single competitor could adversely affect our business during the time that the license is effective, to the extent lost sales are not offset by royalties, and alternatively the cessation of the Intellibed License Agreement may require the Company to incur the costs of making and selling GEL MATRIX branded products to preserve and monetize the value of the equity in that brand. Although the Company believes there is value in controlling this license covering limited intellectual property owned, but not being used, by Purple LLC, that value may be offset by expenses related to Intellibed’s conduct and events outside our control. Purple LLC currently is involved in litigation with Intellibed involving rights of the parties to the Intellibed License Agreement and what we believe to be unlawful conduct by Intellibed outside its licensed rights, as explained more fully in the section on litigation. See Note 13, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, "Financial Statements and Supplementary Data," which is incorporated herein by reference.

Among EdiZONE’s previously entered into licenses of comfort-related intellectual property, as described above, another license includes exclusivity rights that may prohibit us from selling our existing mattresses or potentially new products in the European Union. That risk may be addressed by redesign of the configuration of the Hyper-Elastic Polymer material in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in the European Union, if any, will not be challenged by EdiZONE’s licensee as a violation of the license agreement, or that any redesigned mattresses created by us will be successful in that market should when we may enter it. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE and the Pearces, which may be an expense to the Company.

If any of these third parties violate their licenses with EdiZONE or infringe on intellectual property owned by Purple LLC and Purple LLC is unable to take effective action against such violating or infringing parties, we may be unable to protect against this infringement or the effects of such violations and our business could be harmed.

Purple LLC has obtained, with the cooperation of EdiZONE and the Pearces, the right to enforce its intellectual property rights at Purple LLC’s option, provided that Purple LLC will indemnify EdiZONE and fund the expense of such enforcement. In addition, as the licensor under the Intellibed License Agreement, the Company now has the ability to enforce its intellectual property rights directly against Intellibed. In the event such enforcement is deemed necessary by Purple LLC, and in the case currently pending against Intellibed, Purple LLC may not be successful in any such efforts to enforce its intellectual property and other rights under the Intellibed License Agreement and this may harm our business.

While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, EdiZONE’s third-party licenses may lead to conflicts between us and EdiZONE. The EdiZONE Agreement pertaining to the Intellibed License Agreement also may lead to conflicts with EdiZONE and the Pearces. Although only the current conflict with Intellibed exists at this time and other conflicts are not foreseen, if additional conflicts do arise and are not properly addressed, disputes may occur which may be detrimental to the Company.

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

Risks Relating to our Organizational Structure

Delaware law and our Second Amended and Restated Certificate of Incorporation contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

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

The market price of our Class A Stock could decline as a result of sales by a few large stockholders, including CCP and Blackwell, in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

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

We intend to retain future earnings, if any, for use in the business or for other corporate purposes and do not anticipate that cash dividends with respect to our Class A Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our Board, in its discretion, deems relevant. As a result, capital appreciation, if any, of our Class A Stock will be a stockholder’s sole source of gain for the foreseeable future. Moreover, our debt covenants may not allow us to pay dividends.

Our level of indebtedness and related covenants could limit our operational and financial flexibility and significant adversely affect our business if we breach such covenants and default on such indebtedness.

As of December 31, 2020, Purple LLC had total debt of $44.4 million outstanding under the 2020 Credit Agreement. While any amounts are outstanding under the 2020 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, we are (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain Net Leverage Ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Credit Agreement, and (iii) maintain minimum Consolidated Net Leverage Ratio and Fixed Charge Coverage Ratio (as those terms are defined in the Credit Agreement) thresholds at certain measurement dates. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. If we determine that we need to take any action that is restricted under the 2020 Credit Agreement, we will need to first obtain a waiver from the Institutional Lenders. Obtaining such waivers, if needed, may impose additional costs on the Company or we may be unable to obtain such waivers. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of our outstanding debt. In the event of an acceleration of such debt, we could be forced to apply all available cash flows to repay such debt, which could also force us into bankruptcy or liquidation.

Certain outstanding warrants could be exercised and result in dilution of all shareholders without any concurrent payment or other benefit to the Company.

Certain outstanding warrants held by former members of Global Partner Sponsor, LLC (the sponsor for GPAC) and its permitted transferees are not redeemable and may be exercised on a cashless basis. As of March 8, 2021, approximately 1.9 million sponsor warrants remain outstanding, which are exercisable for an aggregate of less than one million shares of Class A Stock. If the holders of the sponsor warrants choose to exercise their warrants on a cashless basis, we would be required to issue shares of Class A Stock without any further consideration paid to us, resulting in dilution to our existing stockholders.

We could issue additional preferred stock without stockholder approval with the effect of diluting then current stockholder interests, impairing their voting rights and potentially discouraging a takeover that stockholders may consider favorable.

Pursuant to our Second Amended and Restated Certificate of Incorporation, the Board has the ability to authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the Board determines and without any stockholder approval other than as may be required by NASDAQ Global Market rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying or preventing a change of control.

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

Tax Risks Relating to our Structure

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units and shares of Class B Stock into our Class A Stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

Owners of Class B Units and shares of Class B Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for shares of Class A Stock pursuant to an exchange agreement, dated February 2, 2018, with Purple LLC, InnoHold and the Class B Unit holders who became a party thereto (the “Exchange Agreement”). The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of December 31, 2020, there have been 43.5 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock, in addition to the deemed exchanges that occurred in connection with the Business Combination.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of December 31, 2020, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the deemed exchanges that occurred in connection with the Business Combination and subsequent exchanges of 43.5 million Paired Securities as of December 31, 2020 was approximately $172.0 million. ($0.5 million in 2019 and an incremental $171.5 million through December 31, 2020). To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

Because not all of the relevant factors described above are known at this time with respect to the exchanges that have occurred, and none of the relevant factors are known with respect to 0.5 million future exchanges (whether this year or in subsequent years), except as estimated above, we cannot yet with certainty determine the final amounts that will be payable under the Tax Receivable Agreement. However, as a result of the size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of Class B Units.

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

If all of the 0.5 million Paired Securities outstanding as of December 31, 2020 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock at the time of such exchange were equal to $29.79 per share (the closing price of a share of our Class A Stock on March 8, 2021), our aggregate liability under the Tax Receivable Agreement would be, including the estimated $172.0 million liability described above, approximately $175.7 million in total, with the majority payable in estimated annual amounts ranging from $2.0 million to $14.6 million over a 16-year period. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this Annual Report on Form 10-K.

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

Unanticipated changes in effective tax rates, including as a result of new tax jurisdictions, or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings; and

●	the addition of new tax jurisdictions or changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. We may have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess the impact, if any, of ownership changes on our NOLs under Section 382 of the Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease two manufacturing facilities in Alpine, Utah and Grantsville, Utah, which manufacture and distribute Purple® products. These factories have a total of 667,000 square-feet (15 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility and approximately 93,000 square-feet at our Alpine, Utah facility (which comprises two buildings). In July 2020, we established plans to open a manufacturing plant in McDonough, Georgia, by leasing 520,000 square feet of space that will significantly expand our domestic manufacturing capacity over time. Our first manufacturing plant outside of Utah, this new location will serve our customers on the east coast more efficiently. We began operations in the new location on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines. We also lease approximately 58,000 square-feet of office space in Lehi, Utah for our corporate headquarters. In addition to the properties described, we have other facilities and showrooms in the U.S. all of which are under lease.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 13, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, "Financial Statements and Supplementary Data," and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Class A Stock is listed on the Nasdaq Global Market under the symbol “PRPL”. As of March 8, 2021, there were approximately 24 holders of record of shares of our Class A Stock and 14 holders of record of shares of our Class B Stock. Our Class B Stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions. This number does not include stockholders for which shares are held in “nominee” or “street” name.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition, our compliance with restrictive covenants in the 2020 Credit Agreement and other future indebtedness that we may incur, opportunities to invest in future growth initiatives, and the discretion of our Board of Directors at such time. Our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

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

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and Company showrooms.

Organization

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. In connection with the Business Combination, InnoHold retained an 82% economic interest in Purple LLC. InnoHold subsequently transferred a portion of its Class B Units to permitted transferees and exchanged its remaining shares for shares of Class A Stock that it sold. At December 31, 2020, Purple Inc. had a 99% economic interest in Purple LLC while other Class B unit holders had the remaining 1%.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we have taken precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we mandate protective equipment be worn, perform temperature testing at the start of each shift and again during the shift, contact trace when risk of exposure is known, stagger shifts to reduce concentration of employees, follow social distancing guidelines and sanitize daily including complete weekly anti-viral fumigation. The State of Utah is where all our manufacturing operations took place as of December 31, 2020. If the State of Utah, as part of its efforts to control the resurgence of COVID-19, requires us to close our facilities temporarily or to reduce the number of employees working in our manufacturing facility at a given time, our business and operations could be significantly adversely affected.

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our DTC channel, which has remained strong throughout the year as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued strength in DTC channel sales across all our product categories throughout the year. This increase in demand was a contributing factor to DTC net revenue growth of 83.0% over the prior year. There can be no assurance that this trend of strong demand through our DTC channel will continue. We experienced a sharp decline in the wholesale side of our business during the second quarter of 2020 as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased such that our net revenue from wholesale customers during the last six months of fiscal 2020 increased 8.1% over the prior year comparative six-month period. We currently have all our showrooms open and servicing our customers. Also, in July 2020, we signed a new lease for a manufacturing facility in Georgia and began operations on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines.

The increase in demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed because of the pandemic, but we had sufficient inventory on hand. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers are able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

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

Whereas most state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. We also do not yet know the impact that vaccines may have in mitigating or ending the outbreak of COVID-19, or how the availability of such vaccines may affect our work force. Furthermore, while the bedding industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon the industry and our business. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

Significant Transactions in 2020

Financing Activities

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Credit Agreement dated February 3, 2018 with the Lenders and all subsequent amendments and agreements (collectively referred to as the “Related Party Loan”). The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off the Related Party Loan, the Company recognized a $5.8 million loss on extinguishment of debt in its 2020 consolidated statement of operations.

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement with the Institutional Lenders, KeyBank National Association and a group of financial institutions that provided for a $45.0 million term loan (the “Term Loan”) and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the Term Loan and revolving line of credit are based on Purple LLC’s leverage ratio and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. As of December 31, 2020, there was no balance outstanding on the revolving credit facility. Proceeds from the Term Loan were used to retire all indebtedness associated with the Related Party Loan.

Warrant Liability

On February 26, 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants (“Incremental Loan Warrants”) to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. The Company accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. On November 9, 2020, the Company issued 2.6 million shares of Class A Stock pursuant to the exercise of these warrants held by the Incremental Lenders. The Company determined the fair value of these warrants to be $81.0 million at the time of the exercise. The fair value of the warrants was $21.6 million at December 31, 2019. During the year ended December 31, 2020, the Company recognized a loss of $59.4 million in its consolidated statement of operations related to the increase in the fair value of the warrants.

Tax Receivable Agreement

In connection with the Business Combination, we entered into the Tax Receivable Agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. As a result of the initial merger transaction, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the Tax Receivable Agreement, we increased the Tax Receivable Agreement liability from $0.5 million at December 31, 2019 to $172.0 million at December 31, 2020. Of this $171.5 million increase, $137.3 million relates to current year exchanges and was recorded as a decrease to additional paid-in capital in the 2020 consolidated statement of stockholders’ equity and $34.2 million was recorded in the 2020 consolidated statement of operations as tax receivable agreement expense to re-establish the liability related to prior year exchanges. As of December 31, 2020, approximately 99% of the Class B Units have been exchanged.

Public and Sponsor Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s formation and initial public offering (“IPO”) and 12.8 million warrants (the “Sponsor Warrants”) issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of each warrant agreement. During the year ended December 31, 2020, 15.5 million Public Warrants and 4.3 million Sponsor Warrants were exercised resulting in the issuance of 7.6 million shares of Class A Stock and cash proceeds to the Company of $46.4 million. At December 31, 2020, there were 8.5 million warrants outstanding all of which were Sponsor Warrants.

Income Tax Benefit

During the year ended December 31, 2020, the Company recognized an income tax benefit of $43.7 million due to the release of federal and state valuation allowances and the recognition of deferred tax assets as of December 31, 2020.  No income tax benefit was recorded during the year ended December 31, 2019 as the Company had a full valuation allowance on the deferred tax assets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following are the more critical accounting policies that impact our consolidated financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ significantly from these estimates.

Revenue Recognition

The Company markets and sells its products through DTC online channels, traditional wholesale partners, third-party online retailers, and Company showrooms. Revenue is recognized when the obligations under the terms of the contract with the customer are satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. The Company transfers control and recognizes a sale when the product ships to the customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. The Company does not have any additional performance obligations other than product sales that are material in the context of the contract. The Company’s revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. The Company’s estimates of the amount and timing of sales returns and uncollectible accounts are based primarily on historical transaction experience. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to establish the liability for sales returns and exchanges and credit losses. However, if actual results are not consistent with the Company’s estimates or assumptions, it may be exposed to losses or gains that could be material.

Sales Returns

The Company offers up to 100 days to return a mattress, pet bed or pillow and 30 days to return all other products (except power bases) for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of the revenue recognized by the amount of the estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and are recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year.

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

Liability Warrants

The Company accounts for liability warrants under the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Incremental Loan Warrants issued to the Incremental Lenders contained a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings. The Company used the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model used key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance.

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

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into the Tax Receivable Agreement, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the Tax Receivable Agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant Tax Receivable Agreement liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As a result of the initial merger transaction, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the Tax Receivable Agreement, we increased the Tax Receivable Agreement liability from $0.5 million at December 31, 2019 to $172.0 million at December 31, 2020. Of this $171.5 million increase, $137.3 million relates to current year exchanges and was recorded as a decrease to additional paid-in capital in the 2020 consolidated statement of stockholders’ equity and $34.2 million was recorded in the 2020 consolidated statement of operations as tax receivable agreement expense to re-establish the liability related to prior year exchanges. Any additional changes to the existing TRA liability will be recorded through the statement of operations. As of December 31, 2020, approximately 99% of the Class B Units have been exchanged for Class A Stock. Any changes as a result of the remaining exchanges of Class B Units would be recorded through equity.

Additionally, we estimated the amount of TRA Payments expected to be paid within the next 12 months to be $6.5 million and classified this amount as a current liability in our 2020 Consolidated Balance Sheet. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

Operating Results for the Year Ended December 31, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Year Ended December 31,
	2020	% of Net Revenues	2019	% of Net Revenues
Revenues, net	$648,471	100.0%	$428,358	100.0%
Cost of revenues	343,374	53.0	239,387	55.9
Gross profit	305,097	47.0	188,971	44.1
Operating expenses:
Marketing and sales	187,991	29.0	141,975	33.1
General and administrative	39,925	6.2	26,918	6.3
Research and development	5,955	0.9	3,864	0.9
Total operating expenses	233,871	36.1	172,757	40.3
Operating income	71,226	11.0	16,214	3.8
Other income (expense):
Interest expense	(4,654)	(0.7)	(5,180)	(1.2)
Other income, net	(91)	0.0	545	0.1
Loss on extinguishment of debt	(5,782)	(0.9)	(6,299)	(1.5)
Change in fair value – warrant liabilities	(59,418)	(9.2)	(16,758)	(3.9)
Tax receivable agreement expense	(34,155)	(5.3)	(501)	(0.1)
Total other expense, net	(104,100)	(16.1)	(28,193)	(6.6)
Net loss before income taxes	(32,874)	(5.1)	(11,979)	(2.8)
Income tax benefit (expense)	43,749	6.7	(400)	(0.1)
Net income (loss)	10,875	1.7	(12,379)	(2.9)
Net income (loss) attributable to noncontrolling interest	7,087	1.1	(8,352)	(1.9)
Net income (loss) attributable to Purple Innovation, Inc.	$3,788	0.6	$(4,027)	(0.9)

Revenues, net

Total net revenues increased $220.1 million, or 51.4%, to $648.5 million for the year ended December 31, 2020 compared to $428.4 million for the year ended December 31, 2019. Despite the ongoing challenges related to the COVID-19 pandemic, the Company was able to capitalize on the shift in customer demand and grew DTC net revenues by $220.1 million, or 83.0%, in 2020. Net revenues from our wholesale business totaled $163.2 million in both 2020 and 2019. The sales growth we experienced from our wholesale business during the first, third and fourth quarters of 2020 was offset by a sharp decline in net revenues during the second quarter as temporary shutdowns of non-essential businesses and shelter-at-home directives that occurred in most U.S. states negatively impacted sales from our wholesale channel. The increase in net revenues from a product perspective in 2020 consisted of a $145.7 million increase in mattress sales, a $50.9 million increase in other bedding products and a $23.5 million increase in sales of other products.

Cost of Revenues

The cost of revenues increased $104.0 million, or 43.4%, to $343.4 million for the year ended December 31, 2020 from $239.4 million for the year ended December 31, 2019. The increase was primarily due to a $47.7 million increase in direct material costs, a $23.4 million increase in labor and overhead, a $16.5 million increase in freight charges, a $10.5 million increase in merchant processing fees, and a $5.9 million increase in other costs, all associated with increased sales. The gross profit percentage increased to 47.0% of net revenues for the year ended December 31, 2020 compared to 44.1% for the year ended December 31, 2019. The improvement in 2020 gross profit was primarily driven by a higher proportion of DTC channel revenue, which carries a higher gross margin than revenue from the wholesale channel.

Marketing and Sales

Marketing and sales expenses increased $46.0 million, or 32.4%, to $188.0 million for the year ended December 31, 2020 from $142.0 million for the year ended December 31, 2019. The increase was due to a $26.1 million increase in advertising costs, a $12.2 million increase in marketing salaries related to an increase in personnel and a $7.7 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 29.0% for the year ended December 31, 2020 compared to 33.1% for the prior year. This decrease was due to efficiencies realized in our advertising spending created from enhanced marketing strategies, lower advertising costs in the second and third quarters of 2020 and a temporary reduction in advertising spending as part of our COVID-19 related cash preservation initiatives in the second quarter of this year.

General and Administrative

General and administrative expenses increased $13.0 million, or 48.3%, to $39.9 million for the year ended December 31, 2020 from $26.9 million for the year ended December 31, 2019. This increase was primarily due to a $4.1 million increase in salaries related to an increase in personnel, a $4.0 million increase in software subscriptions, a $2.7 million increase in legal fees related to InnoHold’s two secondary public offerings that concluded in May 2020 and September 2020, a $1.9 million increase related to a new corporate building lease, and $0.3 million in all other expenses.

Research and Development

Research and development costs increased $2.1 million, or 54.1%, to $6.0 million for the year ended December 31, 2020 from $3.9 million for the year ended December 31, 2019. The increase was primarily due to $1.6 million in amortization of a one-year license agreement for innovative technology and a $0.5 million increase in other research and development expenses as we added resources for new product innovation.

Operating Income

Operating income increased $55.0 million, or 339.3%, to $71.2 million for the year ended December 31, 2020 from operating income of $16.2 million for the year ended December 31, 2019. The increase was primarily due to an increase in higher margin DTC sales coupled with lower marketing and sales costs as a percentage of net revenues.

Interest Expense

Interest expense totaled $4.7 million for the year ended December 31, 2020 as compared to $5.2 million for the year ended December 31, 2019. The $0.5 million decrease was primarily due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with the $45.0 million Term Loan at an initial interest rate of 3.50%.

Loss on Extinguishment of Debt

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off the Related Party Loan, the Company recognized a $5.8 million loss on extinguishment of debt in its 2020 consolidated statement of operations.

In February 2019, the Incremental Lenders from the Related Party Loan funded a $10.0 million increase in the Related Party Loan. The Company concluded there were separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from the existing debt agreement and therefore required to be accounted for as an extinguishment of existing debt. Accordingly, the Company recognized a loss on the extinguishment of its existing debt of $6.3 million in its 2019 consolidated statement of operations. This was a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the $4.9 million fair value of the Incremental Loan Warrants at the time of issuance.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders from the 2018 credit arrangement funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. The Company accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. On November 9, 2020, the Company issued 2.6 million shares of Class A Stock pursuant to the exercise of these warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of the exercise. The fair value of the warrants was $21.6 million at December 31, 2019. During the years ended December 31, 2020 and 2019, the Company recorded losses related to increases in the fair value of the warrants of $59.4 million and $16.8 million, respectively.

Tax Receivable Agreement Expense

In connection with the Business Combination, we entered into an agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. As a result of the Business Combination, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the Tax Receivable Agreement, we increased the Tax Receivable Agreement liability from $0.5 million at December 31, 2019 to $172.0 million at December 31, 2020. Of this $171.5 million increase, $137.3 million relates to current year exchanges and was recorded as a decrease to additional paid-in capital in the 2020 consolidated statement of stockholders’ equity and $34.2 million was recorded as tax receivable agreement expense to re-establish the liability related to prior year exchanges in the 2020 consolidated statement of operations. The Tax Receivable Agreement expense incurred in 2019 was $0.5 million.

Benefit from Income Taxes

Our income tax benefit was $43.7 million for the year ended December 31, 2020, compared to no income tax benefit for the year ended December 31, 2019. Our income tax benefit is primarily due to the release of federal and state valuation allowances and the recognition of deferred tax assets as of December 31, 2020.  No income tax benefit was recorded during the year ended December 31, 2019 as the Company had a full valuation allowance on its deferred tax assets.

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net income for the Company was $10.9 million in 2020 whereas net income attributed to noncontrolling interests was $7.1 million. The high net income level attributed to noncontrolling interests resulted from the noncontrolling ownership interest in 2020 being at its highest level during the first quarter of 2020 when the Company generated $20.0 million of net income and $11.2 million was attributed to noncontrolling interests. For the remainder of 2020, the Company had a net loss of $9.1 million of which only $4.1 million of the net loss was attributed to noncontrolling interests because the noncontrolling ownership interest declined from 56.2% at March 31, 2020 to 1.0% at December 31, 2020.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions have grown to $123.0 million and $96.9 million, respectively, as of December 31, 2020 compared to $33.5 million and $27.3 million, respectively, as of December 31, 2019. While net revenues increased 51.4% during 2020, our accounts receivable balance stayed relatively consistent compared to the prior year. Cash used for purchases of property and equipment increased from $10.5 million in 2019 to $27.9 million in 2020. This increase primarily resulted from enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the doubling of our workforce, opening several new Company showrooms across the country, and expanding our manufacturing capacity by establishing a new manufacturing facility in Georgia that began operations on March 3, 2021 and for the remainder of 2021 will ramp up to capacity of four Mattress Max machines.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate its adverse impact. Given the initial difficultly in predicting how long the pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. We temporarily reduced our capital spend by delaying all non-maintenance related projects and investments in non-essential initiatives and headcount additions. Other proactive steps were taken to carefully manage cash and quickly and prudently respond to the rapidly changing circumstances including temporarily furloughing a portion of our permanent workforce, temporarily deferring a portion of the cash compensation of Senior Executives and all the cash compensation of members of our Board of Directors and limiting other discretionary expenses. We also entered into an amendment to our Related Party Loan which allowed the Company to defer 5% of the interest for quarterly payments due during the first two quarters of 2020. In September 2020, this debt was subsequently retired and replaced with a $45.0 million term loan at a rate of interest lower than the Related Party Loan and a $55.0 million line of credit. In addition, our receivables from our wholesale partners remain healthy. Most of our wholesale partners continue to make payments in accordance with their original contract terms and remain current on their outstanding balances.

As a result of our precautionary measures, continued payments from wholesale customers, and our strong DTC sales, our cash balance increased by $89.5 million during the year ended December 31, 2020. We have now ended most of the cash preservation programs and have returned to full production to meet increased demand. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from our DTC business, amounts available under our new line of credit, continued demand of our product in the wholesale channel and continuing ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest.

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provides for a $45.0 million term loan and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the Term Loan and revolving line of credit are based on Purple LLC’s leverage ratio and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. As of December 31, 2020, there was no balance outstanding on the revolving credit facility. Proceeds from the Term Loan were used to retire all indebtedness associated with the Related Party Loan.

During the year ended December 31, 2020, 15.5 million Public Warrants and 4.3 million Sponsor Warrants were exercised resulting in the issuance of 7.6 million shares of Class A common stock and cash proceeds to the Company of $46.4 million. At December 31, 2020, there were 8.5 million warrants outstanding all of which were Sponsor Warrants.

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

If cash flow from operations or available financing under the 2020 Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from the COVID-19 pandemic, political or social unrest, other macroeconomic factors and approval from the Institutional Lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if offered, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the Tax Receivable Agreement. As of December 31, 2020, the Tax Receivable Agreement liability reflected in the Company’s consolidated balance sheet is $172.0 million of which $6.5 million is presented as a short-term liability.

Cash Flows for the Year Ended December 31, 2020 and 2019

The following summarizes our cash flows for the year ended December 31, 2020 and 2019 as reported in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$81,257	$22,880
Net cash used in investing activities	(39,139)	(10,779)
Net cash provided by financing activities	47,359	9,145
Net increase in cash	89,477	21,246
Cash, beginning of the period	33,478	12,232
Cash, end of the period	$122,955	$33,478

Year ended December 31, 2020 Compared to the Year ended December 31, 2019

Cash provided by operating activities was $81.3 million for the year ended December 31, 2020, an increase of $58.4 million from cash provided by operating activities of $22.9 million during the year ended December 31, 2019. The $45.3 million increase in cash provided by operations primarily resulted from operating income growth in 2020 which was driven mainly by increased DTC sales. This increase was also impacted by a $13.1 million increase in operating cash flows related to favorable net changes in operating assets and liabilities in 2020 compared to the prior year. This increase consisted of additional cash from favorable changes in year-over-year fluctuations in accounts receivable and inventory, offset in part by decreases in cash related to unfavorable changes in year-over-year fluctuations in accounts payable and all other operating assets and liabilities.

Cash used in investing activities was $39.1 million for the year ended December 31, 2020, an increase of $28.4 million from cash used in investing activities of $10.8 million during the year ended December 31, 2019. This increase was due mainly to increases in purchases of property and equipment and intangible assets of $17.4 million and $10.9 million, respectively, over the same period in the prior year.

Cash provided by financing activities was $47.4 million in the year ended December 31, 2020, an increase of $38.2 million from cash provided by financing activities of $9.1 million during the year ended December 31, 2019. The cash provided in 2020 consisted of $45.0 million in proceeds from the 2020 Credit Agreement and $48.4 million of proceeds from warrant and stock option exercises. The cash received from these financing activities was offset in part by a $37.5 million payment to retire the Related Party Loan, a $0.6 million principal payment on the Term Loan, $5.5 million in distributions to members and $2.5 million in debt issuance costs related to the 2020 Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other non-consolidated entities, or entered into any non-financial assets.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K.

Contractual Obligations

On July 21, 2020, the Company entered into a lease agreement (the “Lease”) with PNK S2, LLC for approximately 520,000 square feet of building space located in McDonough, Georgia (the “Building”) to be used as a manufacturing, distribution and office facility. The Company began operations in the new facility on March 3, 2021 and for the remainder of 2021 will ramp up to planned capacity of four Mattress Max machines.

The term of the Lease is 128 months including an eight-month free rent period, which will commence upon completion of the landlord’s work on the Company’s space in the Building. Prior to the commencement of the term, the Company has an immediate right to make use of the Building. Under the Lease, the Company will pay $3.41 per square foot annually or $147,675 per month for the initial lease year. Thereafter the basic monthly rent increases 2% per year. The Lease also provides the Company with an option to extend the Lease term for two additional five-year periods at rates for the first renewal term of $4.24 per square foot with 2% annual increases and for the second renewal term of $4.75 per square foot with annual increases of 3.5%. The Company is also responsible for its proportionate share of the operating expenses incurred by the landlord for the Building. The Lease provides for a tenant improvement allowance of $12.50 per usable square foot which equates to approximately $6.5 million. The Lease also provides the Company with signage rights and a right of first refusal on other contiguous space.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-40 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our certifying officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, and the above criteria, our management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Previously Reported Material Weakness

As previously reported, we determined a material weakness existed related to the design and implementation of sufficient controls and processes around the tax provision review process, specifically related to the review of the release of the valuation allowance and the unique recording of the Tax Receivable Agreement liability as described in Note 20 – Income Taxes. As a result, we determined that we did not have effective controls to prevent or detect a financial statement misstatement on a timely basis.

To remediate the material weakness described above, we effectively implemented enhanced processes and controls to include additional steps in management’s review of unique tax transactions, and we hired an internal resource to further strengthen internal control over our quarterly tax provision preparation and review processes. We continue to engage third-party consultants to provide support over our tax provision processes and to assist us with our evaluation of complex tax accounting matters. We also continue to engage consultants to advise us on making further improvements to our internal controls over the accounting for income taxes. Based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts related to our previously reported material weakness and the new internal controls related to our adoption of ASC Topic 842 Leases, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on Internal Control over Financial Reporting

We have audited Purple Innovation, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated March 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Salt Lake City, Utah

March 11, 2021

Item 9B. Other Information

Bylaw Amendment

On March 9, 2021, the Board approved Amendment No. 1 (the “Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”), with such Amendment to be effective immediately. The Amendment to the Bylaws includes the following change:

Majority Voting in Election of Directors. Article II, Section 2.5(d) of the Bylaws was amended to adopt a majority voting standard for the election of directors in uncontested elections. A plurality voting standard will continue to apply in the event of a contested director election.

The majority voting standard adopted by the Board includes a director resignation policy that requires an incumbent director who stands for election to the Board but who fails to receive a majority of the votes cast in an uncontested election of directors to tender his or her resignation to the Secretary of the Company promptly following certification of the election results. In such event, the Board, taking into account the recommendation of the Nominating & Governance Committee of the Board, must decide whether to accept or reject the resignation and publicly disclose its decision, including the rationale behind any decision to reject the tendered resignation, within 90 days following certification of the election results. The Nominating & Governance Committee and the Board may, in making their recommendation or decision, as applicable, consider any factors and other information that they consider appropriate and relevant.

The foregoing summary of the Bylaws is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

Code of Ethics Amendment

On March 9, 2021, the Board approved an amendment to the Company’s Code of Ethics, which amends the Code of Ethics to require existing or potential breaches to be reported to the Chair of the Audit Committee, the CEO, any senior executive, the legal department, the ethics hotline or the human resources department, as may be appropriate. Previously the Code of Ethics specified that all breaches should be reported to the Chairman of the Board. The amended Code of Ethics also states that the Company, as directed by the Board if appropriate, will investigate reported breaches; except that if a conflict of interest is present investigations shall be conducted by outside counsel as directed by the Chair of the Audit Committee. The foregoing summary of the amended Code of Ethics is qualified in its entirety by reference to the full text of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.1 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the captions “Directors” and “Corporate Governance” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020. Information concerning our executive officers is included in Part I of this report under the caption “Information About Our Executive Officers.”

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statements Schedule

All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549 at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
3.3*	Amendment No. 1 to the Amended and Restated Bylaws
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
4.6*	Description of Registered Securities
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)
10.21+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.22+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.23†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.24+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.25+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.26	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.27	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.28	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.29+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.30+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.31	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.32+	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc. and Mark Watkins (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.33+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.34+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.35	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.36	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)

10.37	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2020)
10.38	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.39	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.40	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.41	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.42	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.43	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.44+	Purple Innovation, Inc. 2020 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.45	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.46+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.47	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.48	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.49	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
14.1*	Code of Ethics of Purple Innovation, Inc.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2021, expressed an unqualified opinion thereon.

Changes in Accounting Method

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenues in 2019 due to the adoption of ASC 606 – Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Asset Valuation Allowance

As described in Notes 2 and 20 to the Company’s consolidated financial statements, the Company released approximately $35.5 million of the valuation allowance on its deferred tax assets, with a valuation allowance remaining over certain deferred tax assets. In evaluating the Company’s ability to realize the deferred tax assets management considered available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, tax-planning strategies, and results of recent operations. During fiscal 2020, the Company was no longer in a three-year cumulative loss position. As a result of the removal of this negative evidence and other items of positive evidence, the Company has determined that the deferred tax assets are now more likely than not to be realized.

We identified the Company’s evaluation of whether the deferred tax assets are realizable as a critical audit matter. Significant management judgments are required in evaluating and weighting the collective positive and negative evidence that are used to assess the realizability of deferred tax assets. This evidence includes various assumptions surrounding cumulative losses in recent years, results of recent operations and projected future taxable income, and the rate of continued growth. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

-	Assessing the reasonableness of the Company’s ability to generate future income and utilize the deferred tax assets by evaluating forecasts of future income and the rate of continued growth against the Company’s historical performance and performing independent estimates of the expected rate of continued growth to evaluate the changes in realizability of deferred tax assets that would result from changes in those assumptions.

-	Utilizing personnel with specialized knowledge and skill in taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 11, 2021

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$122,955	$33,478
Accounts receivable, net	29,111	28,692
Inventories, net	65,726	47,628
Prepaid inventory	826	879
Other current assets	10,453	3,442
Total current assets	229,071	114,119
Property and equipment, net	61,486	31,979
Operating lease right-of-use assets	41,408	—
Intangible assets, net	9,945	1,101
Deferred income taxes	211,244	—
Other long-term assets	1,578	525
Total assets	$554,732	$147,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$69,594	$50,240
Accrued sales returns	8,428	7,271
Accrued compensation	14,209	7,954
Customer prepayments	6,253	6,258
Accrued sales tax	6,015	5,602
Accrued rebates and allowances	10,891	5,311
Operating lease obligations – current portion	3,235	—
Other current liabilities	13,583	4,229
Total current liabilities	132,208	86,865
Debt, net of current portion	41,410	35,399
Operating lease obligations, net of current portion	48,936	—
Warrant liabilities	—	21,622
Tax receivable agreement liability	165,426	—
Other long-term liabilities, net of current portion	6,503	8,570
Total liabilities	394,483	152,456
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 63,914 issued and outstanding at December 31, 2020 and 22,494 issued and outstanding at December 31, 2019	6	2
Class B common stock; $0.0001 par value, 90,000 shares authorized; 536 issued and outstanding at December 31, 2020 and 31,394 issued and outstanding at December 31, 2019	—	3
Additional paid-in capital	164,460	5,990
Accumulated deficit	(4,561)	(8,349)
Total stockholders’ equity (deficit)	159,905	(2,354)
Noncontrolling interest	344	(2,378)
Total stockholders’ equity (deficit)	160,249	(4,732)
Total liabilities and stockholders’ equity (deficit)	$554,732	$147,724

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019

Revenues, net	$648,471	$428,358
Cost of revenues	343,374	239,387
Gross profit	305,097	188,971
Operating expenses:
Marketing and sales	187,991	141,975
General and administrative	39,925	26,918
Research and development	5,955	3,864
Total operating expenses	233,871	172,757
Operating income	71,226	16,214
Other income (expense):
Interest expense	(4,654)	(5,180)
Other income (expense), net	(91)	545
Loss on extinguishment of debt	(5,782)	(6,299)
Change in fair value – warrant liabilities	(59,418)	(16,758)
Tax receivable agreement expense	(34,155)	(501)
Total other expense, net	(104,100)	(28,193)
Net loss before income taxes	(32,874)	(11,979)
Income tax benefit (expense)	43,749	(400)
Net income (loss)	10,875	(12,379)
Net income (loss) attributable to noncontrolling interest	7,087	(8,352)
Net income (loss) attributable to Purple Innovation, Inc.	$3,788	$(4,027)

Net income (loss) per share:
Basic	$0.10	$(0.40)
Diluted	$0.08	$(0.40)
Weighted average common shares outstanding:
Basic	39,219	10,006
Diluted	44,706	10,006

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A		Class B		Additional		Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance — December 31, 2018	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Net loss	—	—	—	—	—	(4,027)	(4,027)	(8,352)	(12,379)
Stock-based compensation	—	—	—	—	10,063	—	10,063	—	10,063
Repurchase of stock option	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of stock	96	—	—	—	—	—	—	—	—
Exchange of stock	12,670	1	(12,670)	(1)	—	—	—	—	—
Forfeiture of unvested stock	(3)	—	(7)		—	—	—	—	—
Tax distribution	—	—	—	—	(308)	—	(308)	—	(308)
Impact of transactions affecting NCI	—	—	—		(7,323)	—	(7,323)	7,323	—
Balance – December 31, 2019	22,494	$2	31,394	$3	$5,990	$(8,349)	$(2,354)	$(2,378)	$(4,732)
Net income	—	—	—	—	—	3,788	3,788	7,087	10,875
Stock-based compensation	—	—	—	—	2,185	—	2,185	—	2,185
Exchange of stock	30,858	3	(30,858)	(3)	—	—	—	—	—
Exercise of warrants	7,621	1	—	—	46,358	—	46,359	—	46,359
Exercise of incremental loan warrants	2,613	—	—	—	81,040	—	81,040	—	81,040
Exercise of stock options	281	—	—	—	2,007	—	2,007	—	2,007
Tax Receivable Agreement liability	—	—	—		(137,314)	—	(137,314)	—	(137,314)
Deferred income taxes	—	—	—	—	165,676	—	165,676	—	165,676
Tax distributions	—	—	—	—	(5,847)	—	(5,847)	—	(5,847)
Issuance of stock	83	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(36)	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—		4,365	—	4,365	(4,365)	—
Balance – December 31, 2020	63,914	$6	536	$—	$164,460	$(4,561)	$159,905	$344	$160,249

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,875	$(12,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,899	4,308
Non-cash interest	3,105	3,313
Paid-in-kind interest	(6,616)	—
Loss on extinguishment of debt	5,782	6,299
Loss on change in fair value – warrant liabilities	59,418	16,758
Tax Receivable Agreement expense	34,155	501
Stock-based compensation	2,185	10,063
Non-cash lease expense	3,128	—
Deferred income taxes	(45,812)	—
Changes in operating assets and liabilities:
Accounts receivable	(419)	(18,451)
Inventories	(18,098)	(24,688)
Prepaid inventory and other assets	(5,047)	(2,557)
Accounts payable	16,049	25,132
Accrued sales returns	1,157	1,814
Accrued compensation	6,255	5,263
Customer prepayments	(5)	(1,264)
Operating lease obligations	(1,732)	—
Other accrued liabilities	8,978	8,768
Net cash provided by operating activities	81,257	22,880

Cash flows from investing activities:
Purchase of property and equipment	(27,878)	(10,459)
Investment in intangible assets	(11,261)	(320)
Net cash used in investing activities	(39,139)	(10,779)

Cash flows from financing activities:
Proceeds from related-party loan	—	10,000
Proceeds from term loan	45,000	—
Payments on related-party loan	(37,497)	—
Payments on term loan	(563)	—
Proceeds from exercise of warrants	46,359	—
Proceeds from exercise of stock options	2,007	—
Repurchase of stock options	—	(97)
Payments for debt issuance costs	(2,460)	(758)
Distributions to members	(5,487)	—
Net cash provided by financing activities	47,359	9,145

Net increase in cash	89,477	21,246
Cash and cash equivalents, beginning of the year	33,478	12,232
Cash and cash equivalents, end of the year	$122,955	$33,478

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,167	$1,869
Cash paid during the year for income taxes	$2,060	$122

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,305	$743
Issuance of liability warrants	$—	$4,864
Non-cash leasehold improvements	$5,147	$1,938
Tax distribution payable	$668	$308
Tax Receivable Agreement liability	$137,314	$—
Deferred income taxes	$165,676	$—
Exercise of liability warrants	$81,040	$—

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”) is a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, third-party online retailers and Company showrooms.

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

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 3—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of December 31, 2020, Purple Inc. held approximately 99% of the common units of Purple LLC and other Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the financial position, results of operations and cash flows of the Company. On December 31, 2020, the Company lost its status as an emerging growth company (“EGC”) and was no longer exempt from certain reporting requirements that apply to public companies. As an EGC prior to this date, Purple Inc. had elected to use extended transition periods available to private companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we have taken precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facility and distribution center, we mandate protective equipment be worn, perform temperature testing at the start of each shift and again during the shift, contact trace when risk of exposure is known, stagger shifts to reduce concentration of employees, follow social distancing guidelines and sanitize daily including complete weekly anti-viral fumigation. The State of Utah is where all our manufacturing operations took place as of December 31, 2020. If the State of Utah, as part of its efforts to control the resurgence of COVID-19, requires us to close our facilities temporarily or to reduce the number of employees working in our manufacturing facility at a given time, our business and operations could be significantly adversely affected.

Despite the ongoing challenges from COVID-19, the Company has been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the year as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in a continued strength in DTC channel sales across all our product categories throughout the year. There can be no assurance that this trend of strong demand through our DTC channel will continue. We experienced a decline in wholesale demand during the second quarter of fiscal 2020 as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased to more normal levels. We currently have all our showrooms open and servicing our customers. Also, in July 2020, we signed a new lease for a manufacturing facility in Georgia and are continuing to proceed with the buildout and purchasing of equipment to begin production in the first quarter of 2021.

The increase in DTC demand allowed us to work through a portion of our on-hand inventory and required us to ramp up production. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed because of the pandemic, but we had sufficient inventory on hand. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers are able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

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

Whereas most state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, while the bedding industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon our business. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2020, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. At December 31, 2020, other Purple LLC Class B Unit holders had approximately 1% of the economic interest in Purple LLC. For further discussion see Note 15—Stockholders’ Equity (Deficit).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on net loss, cash flows or shareholders’ deficit previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty returns, the warrant liability, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s Tax Receivable Agreement with InnoHold (the “Tax Receivable Agreement” or “TRA”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates the allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2020 and 2019 was not material.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead costs. Inventory cost is calculated using a method that approximates average cost. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. As of December 31, 2020 and 2019, the reserve for inventory obsolescence was $0.5 million and $0.8 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 16 years, as follows:

Years
Equipment	10
Furniture and fixtures	7
Computer equipment and software	3
Leasehold improvements	1 -16

Major renewals and betterments that increase value or extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of the leasehold improvements or the contractual term of the lease, with consideration of lease renewal options if exercise is reasonably certain. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in the consolidated statement of operations.

Leases

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”) using the modified retrospective approach. See Accounting Pronouncements Adopted in 2020 below, which discusses the initial adoption of this new guidance.

The Company determines if an agreement contains a lease at the inception of a contract. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use (“ROU”) asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received.

The Company calculates the present value of future payments using its incremental borrowing rate when the discount rate implicit in the lease is not known. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determines the applicable incremental borrowing rate at the lease commencement date based on the rates of its secured borrowings, which is then adjusted for the appropriate lease term and risk premium. In determining the Company's ROU assets and operating lease liabilities, the Company applies these incremental borrowing rates to the minimum lease payments within each lease agreement.

Operating lease expense is recognized on a straight-line basis over the lease term. Tenant incentive allowances received from the lessor are amortized through the right-of-use asset as a reduction of rent expense over the lease term. Any variable lease costs are expensed as incurred. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term. ROU assets are assessed for impairment as part of the impairment of long-lived assets, which is performed whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At December 31, 2020, the Company’s finance ROU assets and associated lease liabilities were not material.

Prior to fiscal 2020, total lease payments over the non-cancellable term of a lease were recognized as rent expense on a straight-line basis over the lease term, with the excess of expense recognized over lease payments made recorded as a deferred rent liability on the balance sheet. Any lease incentive payments received from lessors were recorded as a liability on the balance sheet and amortized as a reduction of rent expense over the term of the lease.

Intangible Assets

Intangible assets include developed technologies and trade names / trademarks, internal-use software, domain name costs, license fees and other patent and trademark related costs. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from three to 15 years.

Asset Impairment Charges

Definite-lived Intangible Assets – Definite-lived intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. Any identified impairment would result in an adjustment to the Company’s results of operations. An impairment charge of $0.6 million was recorded during the third quarter of fiscal 2020 to write-off the unamortized portion of license costs related to a vendor supply and services agreement. For further discussion see Note 8—Intangible Assets. There were no impairment charges realized on definite-lived intangible assets during the year ended December 31, 2019.

Indefinite-lived Intangible Assets – Intangible assets that have indefinite lives are not amortized but are reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Accounting guidance provides for the performance of either a quantitative assessment or a qualitative assessment before calculating the fair value of an asset. For its indefinite lived intangibles assets, the Company assessed qualitative factors to determine whether any events or circumstances existed which indicated that it was more likely than not that the fair value of its indefinite lived assets did not exceed their carrying values. The Company concluded no such events or circumstances existed which would require an impairment test be performed beyond the qualitative assessment. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any indicators of impairment for the years ended December 31, 2020 or 2019.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which the fair value can be reasonably estimated are reported, when incurred, as components of selling and marketing expenses in the accompanying consolidated statements of operations.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $130.3 million and $112.1 million for the years ended December 31, 2020 and 2019, respectively. Advertising costs include expenditures for shared advertising costs that the Company incurs under its cooperative advertising programs to the extent the fair value of the distinct good or service can reasonably be estimated.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2019 on a modified retrospective basis. Topic 606 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance, including industry-specific guidance. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations, or cash flows. As such, the Company did not record a cumulative adjustment to the opening equity balance of accumulated deficit as of January 1, 2019. However, additional disclosures were added in accordance with the requirements of Topic 606 and are reflected in Note 4 – Revenue from Contracts with Customers.

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

Sales Returns

The Company offers up to 100-days to return a mattress, pet bed or pillow and up to 30-days to return all other products (except power bases) for a full refund. The Company’s policy grants to customers a right of return requiring the Company to reduce the amount of revenue recognized by the amount of estimated returns. The estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year. As of December 31, 2020 and 2019, $8.4 million and $7.3 million, respectively, were included as accrued sales returns in the accompanying consolidated balance sheets.

The Company had the following activity for sales returns:

	Years Ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$7,271	$5,457
Additions that reduced net revenue	50,504	34,390
Deduction from reserves for current year returns	(49,347)	(32,576)
Balance at end of period	$8,428	$7,271

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.  As of December 31, 2020 and 2019, $2.8 million and $1.6 million of warranty liabilities are included in other current liabilities and $5.6 million and $3.1 million of warranty liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets, respectively.

The Company had the following activity for warranty liabilities:

	Years Ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$4,621	$2,009
Additions charged to expense for current year sales	6,399	4,185
Deduction from reserves for current year claims	(2,623)	(1,573)
Balance at end of period	$8,397	$4,621

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 10 – Debt.

Liability Warrants

The Company accounts for liability warrants under the provisions of ASC 480 - Distinguishing Liabilities from Equity which requires the recording of certain liabilities at their fair value. Any changes in the fair value of these liabilities are recognized in earnings. The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contained a warrant repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined that the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings. The Company used the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of the warrant re-price. Refer to Note 11 – Warrant Liabilities.

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

Level 2—Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instruments are estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations. The warrant liability is a Level 3 instrument and uses an internal model to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities would decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities would generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

Stock Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2020 and 2019, the Company granted stock awards under the 2017 Equity Incentive Plan to members of the Company’s Board of Directors and Board advisor for services performed. Stock based compensation for these stock awards was determined on the grant date based on the publicly quoted closing price of our common stock and was expensed on the grant date since all the awards were immediately vested.

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

In May and June 2020, the Company granted restricted stock awards under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. The stock awards vest over 3 to 4 years. The estimated fair value of restricted stock is measured on the grant date and is recognized as expense over the vesting period.

During 2019, the Company granted a restricted stock award that has certain vesting conditions which could be met at the earliest in the twelve months ended March 31, 2022. As this award includes a market vesting condition, stock-based compensation is determined as the estimated fair value of the restricted stock measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model which incorporates the probability of vesting occurring. The fair value of the restricted stock is expensed over the derived service period.

During 2020 and 2019, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. The Company’s effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement (a “TRA Liability”) may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant TRA Liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange. The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the Business Combination, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the Tax Receivable Agreement, the Company increased the Tax Receivable Agreement liability from $0.5 million at December 31, 2019 to $172.0 million at December 31, 2020. Of the total liability recorded during 2020, $137.3 million relates to current year exchanges and was recorded as an adjustment to equity and $34.2 million was recorded to expense in order to re-establish the TRA related to prior year exchanges.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company’s outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact represents an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Accounting Pronouncements Adopted in 2020

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, which required an entity to recognize lease liabilities and ROU assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. Subsequent to this, the FASB issued various amendments to ASC 842, which affected certain aspects of the previously issued guidance. One of the amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. These updates were effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Because the Company lost its EGC status on December 31, 2020, the standard became effective for the Company for its annual period beginning January 1, 2020, and interim periods within the annual period beginning January 1, 2021.

The Company adopted ASC 842 and all related amendments effective January 1, 2020 using the modified retrospective transition approach. The Company elected the package of practical expedients upon adoption, which permitted the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less.

The adoption of ASC 842 effective January 1, 2020 resulted in the recognition of operating lease ROU assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to the operating lease ROU assets. The Company’s financial position and operating results for reporting periods prior to January 1, 2020 have not been adjusted and continue to be presented in accordance with the accounting standard in effect at that time. The adoption of ASC 842 did not have a material impact on the Company's consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. Because the Company lost its EGC status on December 31, 2020, the standard became effective for the Company for its annual period beginning January 1, 2020, and interim periods within the annual period beginning January 1, 2021.  The Company elected to apply the amendments on a prospective basis. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The interest rate on the Company’s term loan is based on LIBOR. The Company plans to apply the amendments in this update to account for any contract modifications that result from changes in the reference rate used. The Company does not expect these amendments to have a material impact on its consolidated financial statements and related disclosures.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard is effective for the Company’s interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost and does not expect that adoption will have a material impact on its consolidated financial statements or related disclosures.

3. Business Combination

On February 2, 2018, upon consummation of the Business Combination, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, GPAC was renamed “Purple Innovation, Inc.” and its articles of incorporation were amended to rename its common stock to Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) of which 44.1 million shares of Class B Stock were issued to InnoHold (refer to Note 15 — Stockholders’ Equity for a description of the Class A Stock and Class B Stock).

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

Disaggregated Revenue

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels including Company showrooms and contact center. The Wholesale channel includes all product sales to traditional third-party retailers for their in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following table presents the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Year Ended December 31,
Channel	2020	2019
Direct-to-consumer	$485,305	$265,205
Wholesale	163,166	163,153
Revenues, net	$648,471	$428,358

	Year Ended December 31,
Product	2020	2019
Bedding	$598,046	$401,499
Other	50,425	26,859
Revenues, net	$648,471	$428,358

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers, Company showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $6.3 million at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2019 and 2018, respectively.

5. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Raw materials	$26,372	$16,220
Work-in-process	3,593	2,713
Finished goods	36,280	29,485
Inventory obsolescence reserve	(519)	(790)
Inventories, net	$65,726	$47,628

6. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Equipment	$30,508	$20,423
Equipment in progress	18,648	5,278
Leasehold improvements	15,758	7,040
Furniture and fixtures	5,160	4,252
Office equipment	3,185	1,523
Total property and equipment	73,259	38,516
Accumulated depreciation	(11,773)	(6,537)
Property and equipment, net	$61,486	$31,979

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2020 or December 31, 2019. Depreciation expense was $5.5 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively.

7. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while retail showrooms have initial lease terms of up to five years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. In connection with leases entered into during 2020, the Company recorded an asset retirement obligation for the restoration of leased property in the amount of $0.9 million at inception of the lease and as of December 31, 2020. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.6 million at both January 1, 2020, the adoption date of ASC 842, and as of December 31, 2020.

The following table presents the Company’s lease costs (in thousands):

Year Ended
December 31, 2020
Operating lease costs	$5,736
Variable lease costs	317
Short-term lease costs	34
Total lease costs	$6,087

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2020 (in thousands):

Year ended December 31,
2021	$2,806
2022	7,078
2023	6,281
2024	6,274
2025	6,273
Thereafter	47,711
Total operating lease payments	76,423
Less – lease payments representing interest	(24,252)
Present value of operating lease payments	$52,171

As of December 31, 2020, the weighted-average remaining term of operating leases was 11.8 years and the weighted-average discount rate was 6.18% for operating leases recognized in the consolidated balance sheet.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows for the year ended December 31, 2020:

Year Ended December 31,
2020
Cash paid for amounts included in present value of operating lease liabilities	$1,732
Right-of-use assets obtained in exchange for operating lease liabilities	17,216

In 2019, the Company recognized rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the year ended December 31, 2019, the Company recognized rent expense of $3.9 million and at December 31, 2019 had deferred rent of $5.1 million all of which was long-term and included in other long-term liabilities in the consolidated balance sheet.

Future minimum lease payments for each of the next five years and thereafter at December 31, 2019 are as follows (in thousands)

Year ended December 31,
2020	$4,336
2021	4,944
2022	4,796
2023	4,040
2024	4,162
Thereafter	14,444
Total	$36,722

8. Intangible Assets

The following table provides the components of intangible assets:

		As of December 31, 2020			As of December 31, 2019
(in thousands,	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
except useful life)	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
License agreement		$8,456	$—	$8,456	$—	$—	$—
Trademarks		30	—	30	67	(67)	—
Definite-lived amortizing:
Patents	14-18	—	—	—	564	(564)	—
Internet domain	15	900	(190)	710	900	(130)	770
License agreement	1	2,220	(2,220)	—	—	—	—
Internal-use software	3	921	(172)	749	366	(35)	331
Intangible assets, net		$12,527	$(2,582)	$9,945	$1,897	$(796)	$1,101

Prior to the Business Combination discussed in Note 3, Purple LLC entered into an agreement pursuant to which EdiZONE transferred tangible and intellectual property to Purple LLC that was then licensed back to EdiZONE to enable them to continue to meet certain preexisting license obligations it had with various third parties. On August 14, 2020, Purple LLC entered into a separate agreement whereby EdiZONE, for consideration of $8.5 million, assigned a license agreement with Advanced Comfort Technologies, Inc. dba Intellibed (“ACTI”), and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. The payment made to EdiZONE was recorded in the Company’s consolidated balance sheet at December 31, 2020 as an indefinite-lived non-amortizing license because the agreement with ACTI is perpetual.

On January 13, 2020, Purple LLC entered into a supply and services agreement with a third party whereby the Company acquired a license and made a prepayment for future products and services to be provided by the third party. The $4.0 million paid upon execution of the contract was allocated to a license for certain technologies ($2.2 million), inventory to be utilized by the third party in the production of goods ($0.8 million) and future professional services to be delivered by the third party ($1.0 million). On October 13, 2020, Purple LLC filed suit against the third party for alleged violations under the contract. In response, the third party filed a counter lawsuit against Purple LLC. These lawsuits effectively ended any future performance under the contract. As a result, during the third quarter of fiscal 2020, the Company recorded in its consolidated statement of operations an impairment charge of $0.6 million for unamortized license costs. The Company also recorded write-offs of $0.8 million, and $0.3 million for prepaid professional services and prepaid inventory, respectively. Refer to Note 13 —Commitments and Contingencies —Legal Proceedings for additional information.

Amortization expense for intangible assets was $2.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. There were no impairment charges related to intangible assets in 2019.

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years:

(in thousands)
Year ended December 31,
2021	$359
2022	325
2023	245
2024	60
2025	60
Thereafter	410
Total future amortization for definite-lived intangible assets	$1,459

9. Other Current Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Warranty accrual - current portion	$2,806	$1,567
Long-term debt - current portion	2,004	—
Insurance financing	910	350
Tax Receivable Agreement liability – current portion	6,545	501
Other	1,318	1,811
Total other current liabilities	$13,583	$4,229

10. Debt

Debt consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Term loan	$44,438	$—
Related party loan	—	39,202
Less: unamortized debt issuance costs	(1,024)	—
Less: unamortized loan discounts	—	(3,803)
Total debt	43,414	35,399
Less: current portion of debt	(2,004)	—
Long-term debt, net	$41,410	$35,399

Term Loan and Revolving Line of Credit

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provides for a $45.0 million term loan and a $55.0 million revolving line of credit.

The borrowing rates for the term loan are based on Purple LLC’s leverage ratio, as defined in the 2020 Credit Agreement, and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. The initial borrowing rate of 3.50% is based on LIBOR plus 3.00%. The term loan will be repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on excess cash flow.

Pursuant to a Pledge and Security Agreement between Purple LLC, KeyBank and the Company (the “Security Agreement”), the 2020 Credit Agreement is secured by a perfected first-priority security interest in the assets of Purple LLC and the Company, including a security interest in all intellectual property. Also, the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the 2020 Credit Agreement. The Security Agreement contains a pledge, as security for the Company’s guaranty, of all its ownership interest in Purple LLC. The 2020 Credit Agreement also provides for standard events of default, such as for non-payment and failure to perform or observe covenants, and contains standard indemnifications benefitting the lenders.

The 2020 Credit Agreement includes representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2020 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. As of December 31, 2020, the Company was in compliance with all of the covenants related to the 2020 Credit Agreement.

The $55.0 million revolving credit facility established under the 2020 Credit Agreement has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants and events of default. As of December 31, 2020, there was no balance outstanding on the revolving credit facility.

The Company incurred $2.5 million in debt issuance costs for the 2020 Credit Agreement. These costs relate to the entire credit arrangement and therefore were allocated between the term loan and the revolving line of credit. The Company determined $1.1 million of the debt issuance costs related to the term debt and are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. This amount is being amortized into interest expense using an effective interest rate over the duration of the debt. The remaining $1.4 million of debt issuance costs were allocated to the revolving line of credit facility. This amount is classified as other assets and is being amortized to interest expense on a straight-line basis over the term of the revolving credit facility.

Related Party Loan

On February 2, 2018, Purple LLC entered into a financing arrangement with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Lenders”), pursuant to which the Lenders agreed to make a loan (the “2018 Credit Agreement”) in an aggregate principal amount of $25.0 million (the “Original Loan”). In conjunction with the 2018 Credit Agreement, Global Partner Sponsor I LLC (the “Sponsor”) agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock.

On January 28, 2019, Purple LLC entered into a First Amendment to the 2018 Credit Agreement (the “First Amendment”) whereby Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million (the “Incremental Loan”) such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. Upon funding the $10.0 million Incremental Loan on February 26, 2019, the Company issued to the Incremental Lenders 2.6 million warrants (“Incremental Loan Warrants”) to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. All indebtedness under the Amended and Restated Credit Agreement bore interest at 12.00% per annum and was payable on the last business day of each fiscal quarter, provided that Purple LLC was required to pay up to an additional 4.00% of interest per annum if it failed to meet certain EBITDA thresholds and an additional 2.00% of interest per annum if the Company was not in material compliance with the Sarbanes-Oxley Act of 2002. In addition, Purple LLC had the option to elect for interest in excess of 5.00% per annum to be capitalized and added to the principal amount. Any principal pre-payments in the first year were subject to a make-whole payment, while principal pre-payments in years two through four were subject to certain pre-payment penalties. The Amended and Restated Credit Agreement provided for certain remedies to the Lenders in the event of customary events of default and provided for standard indemnification of the Lenders.

In February 2019, the Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company determined there were separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from the existing debt agreement and therefore required to be accounted for as an extinguishment of existing debt. Accordingly, the Company recognized a loss on the extinguishment of its existing debt of $6.3 million during the first quarter of fiscal 2019. This was a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the $4.9 million fair value of the incremental warrants at the time of issuance.

On March 27, 2020, the Company entered into the First Amendment to the Amended and Restated Credit Agreement with the Lenders. Pursuant to the Amendment, the Company deferred and capitalized the full amount of the interest payments due on March 31, 2020 and June 30, 2020 to reduce cash disbursements during the COVID-19 pandemic. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 - Debt.

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement and all its related amendments and agreements. The payment included $25.0 million for the Original Loan, $10.0 for the Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest. The Company accounted for the debt retirement of the 2018 Credit Agreement and all its subsequent agreements and amendments as an extinguishment of debt in accordance with ASC 470 - Debt. Accordingly, the Company recognized a $5.8 million loss during the third quarter of fiscal 2020. The loss amount consisted of $2.5 million in prepayment fees and $3.3 million in the recognition of related unamortized debt discount and debt issuance costs.

Interest expense for debt was $4.7 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the scheduled maturities of long-term debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2021	$2,250
2022	2,532
2023	3,375
2024	3,656
2025	32,625
Thereafter	—
Total	$44,438

11. Warrant Liabilities

The Incremental Loan Warrants issued in conjunction with the Amended and Restated Credit Agreement contain a warrant repurchase provision which, upon an occurrence of a fundamental transaction, as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, upon the occurrence of any of the following events: (1) a fundamental transaction; (2) acquisition of 25% or more of the total voting power of all the securities of the entity by any one person or group of affiliated persons or entities; (3) Tony Pearce or Terry Pearce individually or together ceasing to beneficially own at least 50% of the voting securities of the Company; or (4) the Board of Directors ceasing to be comprised of a majority of independent directors as defined under NASDAQ Global Market rules, the exercise price of the warrant was subject to reduction by a value based upon a formula model established in the agreement. The formula model used was a Black Scholes valuation model which used the following inputs: (1) share price was the greater of the volume weighted average price (“VWAP”) of the common stock for the prior 30 days before the applicable event date or the VWAP of the trading day immediately preceding the event date; (2) exercise price of $5.74, unless previously adjusted under other terms of the warrant; (3) volatility was the greater of 100% and the historical volatility of the Company’s common stock for the ninety days preceding the date of the triggering event; and (4) the assumed risk-free interest rate corresponded to the US Treasury rate for a period equal to the remaining term of this warrant. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement.

The Company determined that the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction under guidance prescribed in ASC 480 - Distinguishing Liabilities from Equity. The liability for the warrants was subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings.

On November 9, 2020, the Company issued 2.6 million shares of Class A common stock for the exercise of Incremental Loan Warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of the exercise. The fair value of the Incremental Loan Warrants was $21.6 million at December 31, 2019. The Company recorded losses of $59.4 million and $16.8 million related to increases in the fair value of the Incremental Loan Warrants for the years ended December 31, 2020 and 2019, respectively.

The fair value of the Incremental Loan Warrants was calculated using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model. The following are the assumptions used in calculating fair value on the date of the exercise:

Trading price of common stock on measurement date	$31.00
Exercise price	—
Risk free interest rate	0.90%
Warrant life in years	0.07
Expected volatility	45.46%
Expected dividend yield	—
Probability of an event causing a warrant re-price	100.00%

The following are the assumptions used in calculating fair value on December 31, 2019:

Trading price of common stock on measurement date	$8.71
Exercise price	$5.74
Risk free interest rate	1.69%
Warrant life in years	4.2
Expected volatility	36.82%
Expected dividend yield	—
Probability of warrant re-price	95%

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Deferred rent expense	$—	$5,115
Warranty accrual	8,397	4,621
Other	912	488
Total	9,309	10,224
Less: current portion of warranty accrual	(2,806)	(1,654)
Other long-term liabilities, net of current portion	$6,503	$8,570

13. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. No distributions were made under the Second Purple LLC Agreement in 2019. During the year ended December 31, 2020, the Company paid $5.5. million in tax distributions under the Second Purple LLC Agreement. At December 31, 2020, the Company’s consolidated balance sheet had $0.7 million of accrued tax distributions included in other current liabilities.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of December 31, 2020, the early termination penalty was $0.9 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company agreed to a further discount per gallon. During the years ended December 31, 2020 and 2019, the Company made purchases under the contract totaling $11.8 million and $8.9 million, respectively. As of December 31, 2020, approximately $2.8 million remains on the purchase contract. The Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Business Combination, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million to be held in escrow. As of December 31, 2020, the Company has estimated amounts totaling $4.1 million that would qualify for indemnification. At that time, no claims had been submitted by the Company and $5.0 million remained deposited in the escrow account.

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

Rights of Securities Holders

The holders of certain Warrants exercisable into Class A Stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants), and certain unregistered shares of Class A Stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain Warrants and shares of Class A Stock held by them, including in underwritten offerings. In an underwritten offering of such Warrants and shares of Class A Stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors.

The holders of the Incremental Loan Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants). The registration statement was declared effective on May 17, 2019, pursuant to which, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants on November 9, 2020.

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into a Registration Rights Agreement with InnoHold and the Parent Representative (the “InnoHold Registration Rights Agreement”). Under the InnoHold Registration Rights Agreement, InnoHold holds registration rights that obligate the Company to register for resale under the Securities Act, all, or any portion, of the Equity Consideration (including Class A Stock issued in exchange for the equity consideration received in the Business Combination) (the “Registrable Securities”). InnoHold is entitled to make a written demand for registration under the Securities Act of all or part of its Registrable Securities (up to a maximum of three demands in total). Pursuant to the InnoHold Registration Rights Agreement, the Company filed a registration statement on Form S-3 that was declared effective on November 8, 2019, pursuant to which InnoHold, Tony Pearce and Terry Pearce sold 11.5 million shares of Class A Stock. The Company filed a second registration statement on Form S-3 that was declared effective on May 14, 2020, pursuant to which InnoHold sold 12.4 million shares of Class A Stock. The Company filed a third and final registration statement on Form S-3 that was declared effective on September 9, 2020, pursuant to which InnoHold sold 16.8 million shares of Class A Stock.

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into an exchange agreement with Purple LLC, InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A Stock at an initial exchange ratio equal to one Paired Security for one share of Class A Stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A Stock for the ten trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who also agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC.

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

During the years ended December 31, 2020 and 2019, 30.9 million and 12.7 million, respectively, of Paired Securities were exchanged for shares of Class A Stock.

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

Non-Income Related Taxes

The U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No.17-494, reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. The Company cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. The Company currently collects and reports on sales tax in all states in which it does business. However, the application of existing, new or revised taxes on the Company’s business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on the Company’s business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which the Company conducts or will conduct business.

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense brought a motion to strike that was resolved on consent.  Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order.  The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings.  On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed.   Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The action will now proceed with the parties scheduled to exchange affidavits of documents by March 31, 2021.

On September 20, 2020, the Company filed a complaint at the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods.  More than 4,000 other complaints have been filed by other companies seeking similar refunds.  The United States has not yet filed an answer to our complaint.   If successful, this litigation could result in a refund of some or all of the Section 301 duties.

On October 13, 2020, Purple Innovation, LLC (“Purple”) filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple, including infringing upon Purple’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I.   On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I.  On February 26, 2021, Purple opposed the motion to compel arbitration, arguing that ReST has waived any rights they may have had to arbitration and that all of the claims in both cases should stay in the courts.  On March 5, 2021, Purple, Gray, Megibow, Terry Pearce, and Tony Pearce, filed a motion to dismiss the claims set forth in Case II. Purple seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this early stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

On November 19, 2020, Purple Innovation, LLC sued Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) in the U.S. District Court for the District of Utah for patent infringement, trademark infringement, trade secret misappropriation, and a number of state law based claims.  The principal allegations are that Intellibed has manufactured and sold unauthorized, infringing products under the Sleepy’s brand name.  Purple also requested declaratory relief related to certain assignment terms of a license agreement in which Purple is the licensor and Intellibed is the licensee.  On December 14, 2020, Intellibed filed a motion to dismiss Counts I through XI of Purple’s Complaint on the ground that these Counts fail to state a claim upon which relief can be granted. On December 15, 2020, Intellibed filed an Answer to Purple’s complaint and also asserted against Purple a total of eight counterclaims, including a number of declaratory judgment claims, breach of contract, and tortious interference claims.  Intellibed’s main allegations are that its use of Purple’s patents, trademark, and trade secrets in connection with the Sleepy’s products is authorized under the license agreement.  On January 19, 2021, Purple filed a motion to dismiss Intellibed’s fifth, sixth, seventh, and eighth counterclaims on the ground that these counterclaims fail to state a claim upon which relief can be granted. On January 19, 2021, Purple also filed an Answer to Intellibed’s counterclaims, which were not subject to Purple’s motion to dismiss. On January 27, 2021, Purple filed a First Amended Complaint in response to Intellibed’s initial motion to dismiss. On February 10, 2021, Intellibed filed a motion to dismiss Counts I through XI of Purple’s First Amended Complaint. Intellibed’s motion to dismiss and Purple’s motion to dismiss are still pending before the Court.  The case is in the early stages.  No substantial discovery has taken place.  The Court has not yet entered a Scheduling Order governing the case.  No trial date has been set.

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

14. Related-Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board of Directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also the Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make the Original Loan in an aggregate principal amount of $25.0 million pursuant to the 2018 Credit Agreement entered into as part of the Business Combination. In conjunction with the 2018 Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, the Incremental Lenders agreed to provide the $10.0 million Incremental Loan. In accordance with the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the first and second quarters of 2020. On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement. The payment included the $25.0 million Original Loan, the $10.0 Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest (See Note 10 — Debt).

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

As part of the Amended and Restated Credit Agreement, CCP and Blackwell were also granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, pursuant to the terms of the warrant agreement upon the condition that Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company, the exercise price of the warrants was adjusted to zero. On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of the exchange. The fair value of the Incremental Loan Warrants was $21.6 million at December 31, 2019. The Company recorded losses of $59.4 million and $16.8 million related to increases in the fair value of the Incremental Loan Warrants for the years ended December 31, 2020 and 2019, respectively (See Note 11 — Warrant Liabilities).

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, (wholly owned by TNT Holdings) and InnoHold (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board of Directors following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of the Company and retired from the Board in August 2020.

TNT Holdings owns the Alpine facility Purple LLC has been leasing since 2010. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.9 million and $1.0 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2020 and 2019, respectively. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production.

During the year ended December 31, 2020, 30.9 million Paired Securities have been exchanged for Class A Stock by InnoHold and certain current and former employees of the Company who received distributions of such Paired Securities from InnoHold.

On November 9, 2018, Purple LLC and EdiZONE executed the Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”), pursuant to which EdiZONE assigned all of its comfort and cushioning intellectual property to Purple LLC and further limited the subset of such intellectual property licensed back to EdiZONE to only those uses that enabled EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. On August 14, 2020, Purple LLC entered into a separate agreement whereby EdiZONE, for consideration of $8.5 million, assigned a license agreement with Advanced Comfort Technologies, Inc. (“ACTI”), and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. In connection with such assignment, the Company agreed to indemnify EdiZONE against claims by ACTI relating to EdiZONE’s breach under the agreement.

During the year ended December 31, 2020, Purple LLC paid InnoHold either directly or through withholding payments directly to various states, an aggregate of $4.6 million in required tax distributions pursuant to the Second Purple LLC Agreement.

15. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At December 31, 2020, 63.9 million shares of Class A Stock were outstanding.

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

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time: (i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During the year ended December 31, 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty-trading day period. Accordingly, the shares of Class A Stock are no longer subject to vesting or forfeiture.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transferees and exchanged its remaining shares for Class A Stock that it sold. At December 31, 2020, the 0.5 million shares of Class B Stock outstanding were all held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2020, there were no shares of preferred stock outstanding.

Public and Sponsor Warrants

There were 15.5 million public warrants (the “Public Warrants”) issued in connection with GPAC’s formation and IPO and 12.8 million warrants (the “Sponsor Warrants”) issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

The Company had the right to call the Public Warrants for redemption if the reported last sale price of the Class A Stock equaled or exceeded $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent the notice of redemption to the warrant holders. The Sponsor Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In addition, with respect to the Sponsor Warrants, so long as such Sponsor Warrants are held by the Sponsor or its permitted transferee, the holder may elect to exercise the Sponsor Warrants on a cashless basis, by surrendering their Sponsor Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Sponsor Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. All other terms, rights and obligations of the Sponsor Warrants remain the same as the Public Warrants.

On October 27, 2020, the Company provided notice to the holders of the Public Warrants that the Company was exercising its right under the terms of the Public Warrants to redeem such warrants by paying to the warrant holders the redemption price of $0.01 per warrant on November 30, 2020. Any exercise of the warrants prior to that date was to be done on a cashless basis, in accordance with the terms of the warrants.

During the year ended December 31, 2020, 15.5 million Public Warrants and 4.3 million Sponsor Warrants were exercised or redeemed resulting in the issuance of 7.6 million shares of Class A common stock. At December 31, 2020, there were 8.5 million warrants outstanding all of which were Sponsor Warrants.

Incremental Loan Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued to the Incremental Lenders 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock. Each Incremental Loan Warrant entitled the registered holder to purchase one share of the Company’s Class A Stock at a price of $5.74 per share, subject to adjustment pursuant to the terms of the warrant agreement. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement.

The Company had the right to call the warrants for redemption at a price of $0.01 per Share of Class A Stock if the reported last sale price of the Class A Stock equaled or exceeded $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent the notice of redemption to the warrant holders. If the Company called the Incremental Loan Warrants for redemption, it had the option to require the holder to exercise the Incremental Loan Warrants on a cashless basis, by surrendering their Incremental Loan Warrants for that number of shares of Class A Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Stock underlying the Incremental Loan Warrants, multiplied by the difference between the exercise price of the Sponsor Warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Incremental Loan Warrants.

On October 27, 2020, the Company provided notice to the holders of the Incremental Loan Warrants that the Company was exercising its right to redeem such warrants by paying to the warrant holders the redemption price of $0.01 per warrant on November 30, 2020. Any exercise of the warrants prior to that date was to be done on a cashless basis, in accordance with the terms of the warrants. On November 9, 2020, upon the exercise of all the Incremental Loan Warrants, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants held by the Incremental Lenders.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At December 31, 2020, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

16. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Numerator:
Net income (loss) attributable to Purple Innovation, Inc.	$3,788	$(4,027)
Denominator:
Weighted average shares—basic	39,219	10,006
Add: dilutive effects of equity awards	1,390	—
Add: dilutive effects of incremental warrants	4,097	—
Weighted average shares—diluted	44,706	10,006
Net income (loss) per common share:
Basic	$0.10	$(0.40)
Diluted	$0.08	$(0.40)

For the year ended December 31, 2020, the Company excluded 0.5 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the year ended December 31, 2019, the Company excluded 1.4 million shares of issued Class A Stock subject to vesting, 18.9 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 31.4 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

17. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of December 31, 2020, approximately 1.9 million shares remain available under the 2017 Incentive Plan.

Class A Stock Awards

In March 2020, the Company granted a restricted stock award under the Company’s 2017 Equity Incentive Plan to the Company’s Board advisor and GPAC observer. The stock award vests in March 2021. As this award includes a service condition, the estimated fair value of the restricted stock is measured on the grant date and is recognized over the service period. The Company determined that the fair value of the restricted stock on the grant date was immaterial. During 2020, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board and to the Board advisor and GPAC observer. The stock awards vested immediately and the Company recognized $0.5 million in expense during the year ended December 31, 2020 which represented the fair value of the stock award on the grant date. In 2019, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board and to the Board advisor and GPAC observer. The stock awards vested immediately and the Company recognized $0.3 million in expense during the year ended December 31, 2019 which represented the fair value of the stock award on the grant date.

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

In May 2019, the Company granted a restricted stock award to the Company’s Chief Executive Officer (the “CEO”) pursuant to the terms of his employment agreement.  The restricted stock award is for 0.1 million shares and has certain vesting conditions, including vesting on the earlier of a change in control or the satisfaction of all three specific service and market conditions. Such conditions require: (i) the CEO to stay employed as CEO through September 30, 2021, unless terminated without cause; (ii) the CEO to retain certain shares of common stock owned at the time of the grant through September 30, 2021; and (iii) the common stock of the Company to trade above $10 a share for any twenty of thirty consecutive trading days during the twelve months ended March 31, 2022. Accordingly, the earliest the three vesting conditions could all be met is at some point during the twelve months ended March 31, 2022. As this award includes a market vesting condition, the estimated fair value of the restricted stock is measured on the grant date and incorporates the probability of vesting occurring. The Company determined the fair value of the restricted stock on the grant date to be $0.2 million and the derived service period to be 2.58 years using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following assumptions:

Trading price of common stock on measurement date	$6.56
Risk free interest rate	1.9%
Expected life in years	3.0
Expected volatility	36.5%
Expected dividend yield	—

The estimated fair value is recognized over the derived service period (as determined by the valuation model) on a straight-line basis, with such recognition occurring whether the instrument ultimately vests or not. During both years ended December 31, 2020 and 2019, the Company recognized a de minimis amount of expense.

Employee Stock Options

During the year ended December 31, 2020, the Company granted 0.5 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. These stock options have exercise prices ranging from $12.76 to $21.70. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 0.5 million options granted during the year ended December 31, 2020 to be $3.4 million which will be expensed over the vesting period.

During the year ended December 31, 2019, the Company granted 1.6 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. These stock options have exercise prices that range from $5.75 to $8.55 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is being amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 1.6 million options granted during the year ended December 31, 2019 to be $2.9 million which will be expensed over the vesting period.

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2020 and 2019 using the Black-Scholes method:

	Year Ended December 31,
	2020	2019
Fair market value	$6.93	$6.83
Risk free rate	0.25%	1.88%
Dividend yield	—	—
Expected volatility	50.34%	36.79%
Expected term in years	3.41	3.47

During the year ended December 31, 2019, 0.3 million of unvested stock options were forfeited by Mark Watkins, the former Chief Financial Officer (“CFO”) of the Company, upon his resignation and departure from the Company. As the CFO, he was not permitted to exercise and sell all of his 0.1 million vested options during the limited 90-day exercise time period under the terms of his option grant. The Company entered into an agreement whereby the Company paid Mr. Watkins a settlement amount equal to the difference between the closing price of the stock on the date of the settlement and the exercise strike price of $5.95. The Company paid Mr. Watkins $0.1 million and cancelled his vested stock options.

The following table summarizes the Company’s total stock option activity for the years ended December 31, 2020 and 2019:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of January 1, 2019	933	$5.96	4.8	$—
Granted	1,598	7.29	—	—
Exercised	—	—	—	—
Forfeited/expired	(395)	5.97	—	—
Options outstanding as of December 31, 2019	2,136	6.95	4.3	3,752
Granted	488	16.26	—	—
Exercised	(281)	7.68	—	—
Forfeited/expired	(109)	10.80	—	—
Options outstanding as of December 31, 2020	2,234	8.71	3.5	54,133

Outstanding and exercisable stock options as of December 31, 2020 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	210	3.14	75	3.14	$2,028
5.95	538	2.75	292	2.75	7,866
6.51	261	3.39	86	3.39	2,275
6.65	173	3.36	52	3.36	1,371
7.99	19	3.92	3	3.92	74
8.07	5	3.65	—	—	—
8.17	225	3.75	42	3.75	1,045
8.32	226	3.50	64	3.50	1,580
8.55	179	3.75	52	3.75	1,276
12.76	25	4.19	—	—	—
13.12	191	4.38	—	—	—
15.12	3	4.38	—	—	—
21.70	179	4.75	—	—	—
	2,234	3.49	666	3.14	17,515

The following table summarizes the Company’s unvested stock option activity for the years ended December 31, 2020 and 2019:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2019	845	$1.37
Granted	1,598	1.83
Vested	(157)	1.39
Forfeited	(307)	1.33
Nonvested options as of December 31, 2019	1,979	1.75
Granted	488	6.93
Vested	(790)	1.82
Forfeited	(109)	3.65
Nonvested options as of December 31, 2020	1,568	3.20

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $1.3 million and $0.7 million in stock-based compensation expenses related to stock options during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was $4.6 million of total unrecognized stock compensation cost with a remaining recognition period of 2.5 years. As of December 31, 2019, there was $2.9 million of total unrecognized stock compensation cost with a remaining recognition period of 3.2 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $9.0 million which represented the fair value of the Paired Securities as of the distribution date in 2019. As of December 31, 2020, 0.5 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders. A small number of Paired Securities remain subject to vesting contingent upon such current employees’ continued employment with the Company.

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

(in thousands)	Years Ended December 31,
Non-Cash Stock Compensation	2020	2019
Cost of revenues	$169	$663
Marketing and sales	302	4,285
General and administrative	1,353	4,356
Research and development	361	759
Total non-cash stock compensation	$2,185	$10,063

18. Employee Retirement Plan

In 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $2.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

19. Concentrations

The Company had the following revenues by product:

	Years Ended December 31,
(in thousands)	2020	2019
Bedding	$598,046	$401,499
Other	50,425	26,859
Total revenue, net	$648,471	$428,358

Nearly all revenue was generated from sales in North America. The Company had one individual customer that accounted for approximately 79% and 67% of accounts receivable at December 31, 2020 and 2019, respectively, and approximately 15% and 26% of net revenue during the years ended December 31, 2020 and 2019, respectively.

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

20. Income Taxes

The Company's loss before income taxes of $32.9 million and $12.0 million during the years ended December 31, 2020 and 2019, respectively, consisted entirely of income earned in the United States.

Income tax (benefit) expense for the years ended December 31, 2020 and 2019 consist of the following (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$1,112	$88
State	951	312
Total current	2,063	400
Deferred:
Federal	(35,747)	—
State	(10,065)	—
Total deferred	(45,812)	—
Income tax (benefit) expense	$(43,749)	$400

Income tax (benefit) expense differs from that computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2020	2019
Tax benefit at Federal statutory rate	$(6,904)	$(2,516)
State income tax provision (benefit), net of federal benefit	499	3
Noncontrolling interest	(117)	1,754
Tax receivable agreement liability	(1,518)	—
Change in valuation allowance	(35,531)	1,088
Other	(178)	71
Income tax (benefit) expense	$(43,749)	$400

Deferred income taxes at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Basis difference in Purple LLC investment	$210,671	$34,384
Tax over book basis in capital contributions	51,995	8,411
Start-up costs	529	578
Accruals and reserves	38	9
Net Operating Losses	6	913
Total net deferred income tax asset	263,239	44,295
Less: Valuation allowance	(51,995)	(44,295)
Net deferred income tax asset (liability)	$211,244	$—

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

The Company has historically maintained a full valuation allowance on its net deferred tax assets which are comprised primarily of basis differences in Purple LLC. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns. In prior years, management made the determination that its net deferred tax assets were not more likely than not going to be realized because the Company was in a three-year cumulative loss position and the generation of future taxable income was uncertain. Considering this and other factors, the Company had a full valuation allowance of $44.3 million as of December 31, 2019.

During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As a result, $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released and recorded as an income tax benefit. In conjunction with the removal of some of the valuation allowance, the Company recorded an additional $218.9 million in deferred tax assets primarily related to tax basis increases resulting from exchanges of Class B Paired Securities during the year ended December 31, 2020. The deferred tax assets at December 31, 2020 are $211.2 million, which is net of $52.0 million of valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $7.7 million in the valuation allowance from December 31, 2019 to December 31, 2020, primarily as a result of the increase in the residual outside partnership basis, partially offset by the removal of the valuation allowance on the other existing deferred tax assets.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision, relating to increased 2019 NOL utilization and tax benefits from NOL carrybacks. We have recorded $0.2 million in our income tax provision for the year ended December 31, 2020 related to the CARES Act.

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

The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and the subsequent exchanges of 43.5 million Class B Units for Class A Stock as of December 31, 2020, the potential future TRA liability is $172.0 million, of which all has been recorded through the year ended December 31, 2020. Due to changes in estimates relating to the expected tax benefits associated with the liability under the Tax Receivable, the estimate of $172.0 million has been recorded to date ($0.5 million in 2019 and an incremental $171.5 million through December 31, 2020). Of the total liability recorded during 2020, $137.3 million relates to current year exchanges and was recorded as an adjustment to equity and $34.2 million was recorded to expense in order to re-establish the TRA related to prior year exchanges.

The Company has no federal net operating loss (“NOL”) carryforwards after utilization of the remaining carryforwards in 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of December 31, 2020 and 2019, no uncertain tax positions were recognized as liabilities in the consolidated financial statements.

21. Subsequent Events

On January 15, 2021, the Company paid $0.6 million to InnoHold pursuant to the terms of the Tax Receivable Agreement. The amount paid represents 80% of the net cash savings to the Company in federal and state income taxes as a result of the tax basis increases resulting from the exchange of Paired Securities for shares of Class A Stock.

During January 2021, the Company paid out $0.2 million in tax distributions under the Second Purple LLC Agreement.

During January, February and March 2021, approximately 6.5 million Sponsor Warrants were exercised on a cashless basis and approximately 2.2 million shares of Class A Stock were issued. Of that amount, CCP, CDF and Blackwell exercised on a cashless basis approximately 5.8 million Sponsor Warrants and approximately 2.0 million shares of Class A Stock were issued to them.

During January, February and March 2021, approximately 0.1 million Paired Securities were exchanged for shares of Class A Stock.

On February 3, 2021 the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million held in escrow pursuant to a contingency escrow agreement. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital.

On February 4, 2021 the Company closed an industrial revenue bond transaction with Henry County Development Authority in Georgia (“Henry County”) in order to receive real and personal property tax abatements on our new facility in McDonough, Georgia. Pursuant to this transaction, Henry County issued a $21.0 million industrial revenue bond to the Company and will use the proceeds to purchase the property from the Company. Henry County will then lease the property back to the Company in the same amount and on the same due dates as Henry County’s debt service on the industrial revenue bond. No cash will be exchanged.

On March 3, 2021, the Company began operations in its new facility in McDonough, Georgia.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 11, 2021	By:	/s/ Joseph B. Megibow
	Name:	Joseph B. Megibow
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph B. Megibow	Chief Executive Officer and Director	March 11, 2021
Joseph B. Megibow	(Principal Executive Officer)

/s/ Craig L. Phillips	Chief Financial Officer	March 11, 2021
Craig L. Phillips	(Principal Financial and Accounting Officer)

/s/ Paul J. Zepf	Chairman of the Board of Directors	March 11, 2021
Paul J. Zepf

/s/ Pano T. Anthos	Director	March 11, 2021
Pano T. Anthos

/s/ Gary T. DiCamillo	Director	March 11, 2021
Gary T. DiCamillo

/s/ Adam L. Gray	Director	March 11, 2021
Adam L. Gray

/s/ Claudia Hollingsworth	Director	March 11, 2021
Claudia Hollingsworth

/s/ Gary A. Kiedaisch	Director	March 11, 2021
Gary A. Kiedaisch

/s/ Dawn M. Zier	Director	March 11, 2021
Dawn M. Zier