Form 10-K/A
period 2020-12-31
Purple Innovation, Inc.
filed 2021-05-10
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K/A.

Explanatory Note

Purple Innovation, Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Original Report”), to restate our consolidated financial statements and related footnote disclosures as of December 31, 2020 and 2019 and for the years then ended. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2012, the SEC released a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The Company previously classified its public warrants and sponsor warrants, which were issued in 2015, as equity. For a description of the terms of the pubic and sponsor warrants, please refer to the Company’s prospectus filed with the SEC on April 5, 2018, which relates to the resale from time to time, of among other things, these warrants and the shares of Class A common stock issuable upon exercise of these warrants.

In light of the SEC Statement, on April 28, 2021, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Company’s previously issued audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2020 and 2019, June 30, 2020 and 2019 and March 31, 2020 and 2019 (collectively, the “Non-Reliance Periods”) should not be relied upon due to required corrections related to the accounting for warrants described in the SEC Statement.

The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms of the warrants as described in the Prospectus have not changed, the Company concluded the warrants do not meet the conditions to be classified in equity and instead, the warrants require liability classification under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”). The Audit Committee, together with management, determined that the consolidated financial statements in the Non-Reliance Periods should be restated to reflect the warrants issued as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Non-Reliance Period. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

The market for bedding products is rapidly growing and currently undergoing a fundamental transformation with the rise of e-commerce and DTC distribution. The U.S. mattress industry is predominantly comprised of vendors that rely on retail distribution as well as a growing number of DTC retailers. With COVID-19’s impact on brick-and-mortar retail over the past year, our manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the home category.

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

Wholesale Channel

We sell our assortment of products through brick-and-mortar wholesale partners. We began selling mattresses and bedding products through our largest wholesale partner, Mattress Firm, in November 2017. We have expanded the number of retail doors to more than 2,200, where our mattresses and bedding products are sold, and now sell mattresses through Bed Bath & Beyond, Big Sandy, Bloomingdale’s, City Furniture, Furniture Row, HOM Furniture, Macy’s, Mathis Brothers, Mattress Firm, Raymour & Flanigan, Rooms To Go, Sleep County Canada and Steinhafels. We typically have three to four mattress offerings on the floor. Sales associates have been trained and are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue expanding brick-and-mortar wholesale partners to give our customers the opportunity to feel the difference of the Purple Grid for themselves.

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

During 2020, the Company’s top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. Our current employee population works primarily within our two factories in Utah and at our new headquarters in Lehi, Utah. However, throughout the COVID-19 pandemic, employees who were working in office settings began working from home. We also identified new ways to work safely and effectively in our manufacturing areas by creating additional shifts, regularly cleaning common areas, wearing face masks and ensuring employees were practicing safe social distancing. We regularly engage labor contracting agencies and independent contractors to accelerate our progress and to provide support across various functions within our organization. We have no collective bargaining agreements with our employees.

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

Available Information

Our website address is www.purple.com. We make available, free of charge on our Investor Relations website, investors.purple.com, our Annual Reports on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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

Risk Factor Summary

Risks Related to Our Operations

●	Significant fluctuations in our operating results and growth rate;

●	Our short operating history in an evolving industry;

●	Lack of availability and quality of raw materials;

●	Significant strain of managing the growth of our business;

●	Our ability to obtain additional capital on acceptable terms or at all;

●	Changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters;

●	Our ability to continue to improve and expand our product line;

●	Our expansion into new products, market segments and geographic regions;

●	The ongoing COVID-19 pandemic including its effect on our supply chain, workforce, and operations;

●	The COVID-19 pandemic effect on customer demand;

●	The strength of our Purple brand, the effectiveness of our marketing, and our ability to attract and retain customers;

●	Our ability to achieve and maintain production capacity to meet customer demands;

●	Our significant related-party transactions that may give rise to conflicts of interest;

●	Disruption of operations in manufacturing facilities, including pandemics or natural disasters;

●	Unsuccessful anticipation of consumer trends and demand;

●	Excess inventory susceptible to shrinkage;

●	Ability to make, integrate, and maintain commercial agreements, strategic alliances, and other business relationships;

●	Competition in a highly competitive comfort industry;

●	Substantial and increasingly intense competition worldwide in e-commerce;

●	Any reduction in the availability of credit to consumers;

●	Maintaining only the necessary amounts of raw material and product inventory;

●	Ability to provide timely delivery to our customers;

●	Dependence on a few key employees;

●	Failure to maintain internal controls and the potential impact of making material misstatements on financial results and reporting;

●	The identified material weakness in our internal controls over financial reporting and the need to implement additional finance and accounting systems, procedures and controls as we grow; and

●	Failure of or disruptions to our information technology systems.

Regulatory and Litigation Risks

●	Ability to participate in government COVID-19 relief programs;

●	Regulatory requirements requiring costly expenditures and exposure to liability, some of which are specific to the manufacture and disposal of mattresses;

●	Income tax, sales tax or other tax liabilities; and

●	The risk of litigation resulting from the impact of the material weakness in our internal controls over financial reporting.

Risks Relating to our Intellectual Property and Use of Technology

●	Ability to protect our product designs and other proprietary rights both domestically and internationally;

●	Claims that we or our licensors have infringed the proprietary rights of others;

●	Purple LLC’s license of intellectual property to EdiZONE, LLC;

●	Ability to keep pace with rapid technological developments; and

●	Failure to protect sensitive employee, customer and consumer data.

Risks Relating to Our Organizational Structure

●	Anti-takeover provisions in Delaware law and our Second Amended and Restated Certificate of Incorporation;

●	Provisions in our Second Amended and Restated Certificate of Incorporation making it difficult for investors to bring legal action against us or our directors or officers;

●	Provisions in our Second Amendment and Restated Certificate of Incorporation limiting a stockholders’ ability to obtain a favorable judicial forum;

●	Future sales of our Class A Common Stock (“Class A Stock”) by our existing shareholders that may cause stock prices to fall;

●	Dilution as a result of the issuance of additional shares;

●	Ownership of Purple LLC as our only significant asset and its effect on our ability to pay dividends or make distributions or loans or satisfy other financial obligations;

●	Not anticipating paying any cash dividends in the foreseeable future;

●	Level of indebtedness could limit our operational and financial flexibility;

●	Warrants exercise that could result in dilution; and

●	Issuance of additional preferred stock, debt, or securities without stockholder approval.

Tax Risks Relating to Our Structure

●	Requirement to pay InnoHold, LLC (“InnoHold”) 80% of the tax benefits under the Tax Receivable Agreement;

●	Possible acceleration or changes in payments under the Tax Receivable Agreement;

●	Ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from holders of Purple LLC Class B Units;

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns; and

●	Ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

For the year ended December 31, 2020, we incurred a net loss of ($229.8) million and in 2019 we incurred a net loss of ($30.9) million. In 2020, we generated $81.3 million of operating cash flow and ended the year with working capital of $96.9 million and an accumulated deficit of $265.9 million. In 2019, we generated $22.9 million of operating cash flow and ended the year with working capital of $27.3 million and an accumulated deficit of $29.0 million. We need continued positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

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

See Note 15, “Related-Party Transactions,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. We have identified a material weakness in our internal controls over financial reporting in connection with the restatement of our financial statements as of and for the years ended December 31, 2020 and 2019. If the identified material weakness is not remediated or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may in the future contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

We have identified a material weakness in our internal control over financial reporting and if we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 28, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to the consolidated financial statements for additional details regarding the restatement. As part of such process, we identified a material weakness in our internal controls over financial reporting. Our internal control over financial reporting did not result in the proper classification of the public and sponsor warrants we issued in connection with our IPO and a simultaneous private placement, respectively, which due to its impact on our consolidated financial statements, we determined to be a material weakness.

We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address this material weakness, but there can be no assurance that we will be able to remediate this material weakness in a timely manner or at all. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such restatement, material weakness, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Intellibed has been growing its sales over the past years and now distributes a portion of its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. This competitor may decide to sell its business to other competitors, which may have implications on the assignment and continuity of the Intellibed License Agreement, including the continuing receipt by Purple LLC of royalties under the Intellibed License Agreement, or it may go out of business. Even with the Company’s receipt of royalties from Intellibed and entitlement to the value of the brand being built by Intellibed, pursuant to the Intellibed License Agreement, the continuing growth of this single competitor could adversely affect our business during the time that the license is effective, to the extent lost sales are not offset by royalties, and alternatively the cessation of the Intellibed License Agreement may require the Company to incur the costs of making and selling GEL MATRIX branded products to preserve and monetize the value of the equity in that brand. Although the Company believes there is value in controlling this license covering limited intellectual property owned, but not being used, by Purple LLC, that value may be offset by expenses related to Intellibed’s conduct and events outside our control. Purple LLC currently is involved in litigation with Intellibed involving rights of the parties to the Intellibed License Agreement and what we believe to be unlawful conduct by Intellibed outside its licensed rights, as explained more fully in the section on litigation. See Note 14, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement identified certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants and sponsor warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheets as of December 31, 2020 and 2019 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

If all of the 0.5 million Paired Securities outstanding as of December 31, 2020 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock at the time of such exchange were equal to $29.79 per share (the closing price of a share of our Class A Stock on March 8, 2021), our aggregate liability under the Tax Receivable Agreement would be, including the estimated $172.0 million liability described above, approximately $175.7 million in total, with the majority payable in estimated annual amounts ranging from $2.0 million to $14.6 million over a 16-year period. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this Annual Report on Form 10-K/A.

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

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 14, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

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

Restatement of Previously Issued Consolidated Financial Statements

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for the years then ended, included elsewhere in this Annual Report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of the Company’s consolidated financial statements, as more fully described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to the consolidated financial statements. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2020 and 2019 has also been restated. See Note 3 for such restated information. For further detail regarding the restatement, see Explanatory Note and Item 9A. Controls and Procedures herein.

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

Warrant Liabilities

There were 15.5 million public warrants issued in connection with GPAC’s formation and initial public offering (“IPO”) and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. Each of the Company’s warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of each warrant agreement. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation. During the year ended December 31, 2020, 15.5 million public warrants and 4.3 million sponsor warrants were exercised resulting in the issuance of 7.6 million shares of Class A Stock and cash proceeds to the Company of $46.4 million. The Company has accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date and upon exercise with changes in the fair value included in earnings. The 8.5 million sponsor warrants outstanding at December 31, 2020 had a fair value of $92.7 million. The fair value of the public and sponsor warrants outstanding at December 31, 2019 was $23.8 million. During the years ended December 31, 2020 and 2019, the Company recognized losses of $240.7 million and $18.5 million, respectively, in its consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” for more information.

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

Warrants

The Company accounts for its Incremental Loan Warrants as liability warrants under the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. These warrants contained a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company used the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability associated with the Incremental Loan Warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price.

The Company accounts for the public and sponsor warrants issued in connection with its IPO and a simultaneous private placement in accordance with ASC 815, under which certain provisions in the public and sponsor warrant agreements do not meet the criteria for equity classification and therefore these warrants must be recorded as liabilities. Since the public and sponsor warrants both meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the sponsor warrant liability. The model uses key assumptions and inputs such as exercise price, fair market value of warrants, risk free interest rate, warrant life and expected volatility. The Company determined the fair value of the public warrants based on their public trading price.

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

Operating Results for the Year Ended December 31, 2020 and 2019

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Year Ended December 31,
	2020 As Restated	% of Net Revenues	2019 As Restated	% of Net Revenues
Revenues, net	$648,471	100.0%	$428,358	100.0%
Cost of revenues	343,374	53.0	239,387	55.9
Gross profit	305,097	47.0	188,971	44.1
Operating expenses:
Marketing and sales	187,991	29.0	141,975	33.1
General and administrative	39,925	6.2	26,918	6.3
Research and development	5,955	0.9	3,864	0.9
Total operating expenses	233,871	36.1	172,757	40.3
Operating income	71,226	11.0	16,214	3.8
Other income (expense):
Interest expense	(4,654)	(0.7)	(5,180)	(1.2)
Other income, net	(91)	0.0	545	0.1
Loss on extinguishment of debt	(5,782)	(0.9)	(6,299)	(1.5)
Change in fair value – warrant liabilities	(300,073)	(46.3)	(35,304)	(8.2)
Tax receivable agreement expense	(34,155)	(5.3)	(501)	(0.1)
Total other expense, net	(344,755)	(53.2)	(46,739)	(10.9)
Net loss before income taxes	(273,529)	(42.2)	(30,525)	(7.1)
Income tax benefit (expense)	43,749	6.7	(400)	(0.1)
Net income (loss)	(229,780)	(35.4)	(30,925)	(7.2)
Net income (loss) attributable to noncontrolling interest	7,087	1.1	(8,352)	(1.9)
Net income (loss) attributable to Purple Innovation, Inc.	$(236,867)	(36.5)	$(22,573)	(5.3)

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

Change in Fair Value – Warrant Liabilities

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. The Company has accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 8.5 million sponsor warrants outstanding at December 31, 2020 had a fair value of $92.7 million. The fair value of the public and sponsor warrants outstanding at December 31, 2019 was $23.8 million. During the years ended December 31, 2020 and 2019, the Company recognized losses of $240.7 million and $18.5 million, respectively, in its consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” for more information.

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

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss for the Company was $229.8 million in 2020 whereas net income attributed to noncontrolling interests was $7.1 million. The high net income level attributed to noncontrolling interests resulted from the noncontrolling ownership interest in 2020 being at its highest level during the first quarter of 2020 when the Company generated $28.0 million of net income and $11.2 million was attributed to noncontrolling interests. For the remainder of 2020, the Company had a net loss of $257.8 million of which only $4.1 million of the net loss was attributed to noncontrolling interests because the noncontrolling ownership interest declined from 56.2% at March 31, 2020 to 1.0% at December 31, 2020.

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

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K/A.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-45 comprising a portion of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our certifying officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation and the above criteria, our management concluded in the Original Report filed March 11, 2021 that the Company’s disclosure controls and procedures were effective as of December 31, 2020. Subsequent to performing this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement. Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We filed the Original Report on March 11, 2021. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to errors in our accounting for warrants issued in connection with our IPO and a simultaneous private placement.

Our internal control over financial reporting did not identify an error in the classification of the warrants issued in connection with our IPO and a simultaneous private placement, which we determined to be a material weakness. This error in classification and subsequent accounting was brought to our attention when the SEC issued the SEC Statement. In response to this material weakness in internal control over financial reporting related to the assessment of complex accounting issues reached in prior periods that continue to impact the Company, we will implement a new control to assess complex accounting issues reached in the past that continue to impact the Company to ensure those conclusions reached are still appropriate. Our plans include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Previously Reported Material Weakness

As previously reported, we determined a material weakness existed related to the design and implementation of sufficient controls and processes around the tax provision review process, specifically related to the review of the release of the valuation allowance and the unique recording of the Tax Receivable Agreement liability as described in Note 21 – Income Taxes. As a result, we determined that we did not have effective controls to prevent or detect a financial statement misstatement on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts related to the above material weakness related to the design and implementation of sufficient controls and processes around the tax provision review process and the new internal controls related to our adoption of ASC Topic 842 Leases, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on Internal Control over Financial Reporting

We have audited Purple Innovation, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. In our report dated March 11, 2021, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2020. Subsequent to March 11, 2021, the Company identified a material misstatement in its annual and quarterly consolidated financial statements for 2020 and 2019, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the financial statements”), and our report dated March 11, 2021, except as to the effect of the restatement described in Note 3, which is dated May 10, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Controls over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the assessment of complex accounting issues reached in prior periods that continue to impact the Company has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements (as restated).

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

/s/ BDO USA, LLP

Salt Lake City, Utah

March 11, 2021, except as to the effect of the material weakness, which is dated May 10, 2021

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

The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

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

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
3.3	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference into Exhibit 3.3 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
4.6	Description of Registered Securities (incorporated by reference into Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)
10.21+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.22+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.23†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.24+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.25+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.26	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.27	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.28	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.29+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.30+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.31	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.32+	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc. and Mark Watkins (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.33+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.34+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.35	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.36	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)

10.37	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2020)
10.38	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.39	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.40	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.41	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.42	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.43	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.44+	Purple Innovation, Inc. 2020 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.45	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.46+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.47	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.48	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.49	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
14.1	Code of Ethics of Purple Innovation, Inc. (incorporated by reference into Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K/A Summary

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2021, except as to the effect of the material weakness, which is dated May 10, 2021, expressed an adverse opinion thereon.

Restatement to Correct 2020 and 2019 Misstatement

As discussed in Note 3 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct a misstatement.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Asset Valuation Allowance

As described in Notes 2 and 21 to the Company’s consolidated financial statements, the Company released approximately $35.5 million of the valuation allowance on its deferred tax assets, with a valuation allowance remaining over certain deferred tax assets. In evaluating the Company’s ability to realize the deferred tax assets management considered available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, tax-planning strategies, and results of recent operations. During fiscal 2020, the Company was no longer in a three-year cumulative loss position. As a result of the removal of this negative evidence and other items of positive evidence, the Company has determined that the deferred tax assets are now more likely than not to be realized.

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

Salt Lake City, Utah

March 11, 2021, except as to the effect of the restatement described in Note 3, which is dated May 10, 2021

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2020	2019
	As Restated	As Restated
Assets
Current assets:
Cash and cash equivalents	$122,955	$33,478
Accounts receivable, net	29,111	28,692
Inventories, net	65,726	47,628
Prepaid inventory	826	879
Other current assets	10,453	3,442
Total current assets	229,071	114,119
Property and equipment, net	61,486	31,979
Operating lease right-of-use assets	41,408	—
Intangible assets, net	9,945	1,101
Deferred income taxes	211,244	—
Other long-term assets	1,578	525
Total assets	$554,732	$147,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$69,594	$50,240
Accrued sales returns	8,428	7,271
Accrued compensation	14,209	7,954
Customer prepayments	6,253	6,258
Accrued sales tax	6,015	5,602
Accrued rebates and allowances	10,891	5,311
Operating lease obligations – current portion	3,235	—
Other current liabilities	13,583	4,229
Total current liabilities	132,208	86,865
Debt, net of current portion	41,410	35,399
Operating lease obligations, net of current portion	48,936	—
Warrant liabilities	92,708	45,430
Tax receivable agreement liability	165,426	—
Other long-term liabilities, net of current portion	6,503	8,570
Total liabilities	487,191	176,264
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 63,914 issued and outstanding at December 31, 2020 and 22,494 issued and outstanding at December 31, 2019	6	2
Class B common stock; $0.0001 par value, 90,000 shares authorized; 536 issued and outstanding at December 31, 2020 and 31,394 issued and outstanding at December 31, 2019	—	3
Additional paid-in capital	333,047	2,822
Accumulated deficit	(265,856)	(28,989)
Total stockholders’ equity (deficit)	67,197	(26,162)
Noncontrolling interest	344	(2,378)
Total stockholders’ equity (deficit)	67,541	(28,540)
Total liabilities and stockholders’ equity (deficit)	$554,732	$147,724

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
	As Restated	As Restated
Revenues, net	$648,471	$428,358
Cost of revenues	343,374	239,387
Gross profit	305,097	188,971
Operating expenses:
Marketing and sales	187,991	141,975
General and administrative	39,925	26,918
Research and development	5,955	3,864
Total operating expenses	233,871	172,757
Operating income	71,226	16,214
Other income (expense):
Interest expense	(4,654)	(5,180)
Other income (expense), net	(91)	545
Loss on extinguishment of debt	(5,782)	(6,299)
Change in fair value – warrant liabilities	(300,073)	(35,304)
Tax receivable agreement expense	(34,155)	(501)
Total other expense, net	(344,755)	(46,739)
Net loss before income taxes	(273,529)	(30,525)
Income tax benefit (expense)	43,749	(400)
Net loss	(229,780)	(30,925)
Net income (loss) attributable to noncontrolling interest	7,087	(8,352)
Net loss attributable to Purple Innovation, Inc.	$(236,867)	$(22,573)

Net loss per share:
Basic	$(6.04)	$(2.26)
Diluted	$(6.04)	$(2.26)
Weighted average common shares outstanding:
Basic	39,219	10,006
Diluted	39,219	10,006

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A		Class B		Additional		Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance — December 31, 2018, as previously reported	9,731	$1	44,071	$4	$3,655	$(4,322)	$(662)	$(1,349)	$(2,011)
Adjustments	—	—	—	—	(3,168)	(2,094)	(5,262)	—	(5,262)
Balance — December 31, 2018, as restated	9,731	1	44,071	4	487	(6,416)	(5,924)	(1,349)	(7,273)
Net loss, as restated	—	—	—	—	—	(22,573)	(22,573)	(8,352)	(30,925)
Stock-based compensation	—	—	—	—	10,063	—	10,063	—	10,063
Repurchase of stock option	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of stock	96	—	—	—	—	—	—	—	—
Exchange of stock	12,670	1	(12,670)	(1)	—	—	—	—	—
Forfeiture of unvested stock	(3)	—	(7)		—	—	—	—	—
Tax distribution	—	—	—	—	(308)	—	(308)	—	(308)
Impact of transactions affecting NCI	—	—	—		(7,323)	—	(7,323)	7,323	—
Balance – December 31, 2019, as restated	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income, as restated	—	—	—	—	—	(236,867)	(236,867)	7,087	(229,780)
Stock-based compensation	—	—	—	—	2,185	—	2,185	—	2,185
Exchange of stock	30,858	3	(30,858)	(3)	—	—	—	—	—
Exercise of warrants, as restated	7,621	1	—	—	218,113	—	218,114	—	218,114
Exercise of incremental loan warrants	2,613	—	—	—	81,040	—	81,040	—	81,040
Exercise of stock options	281	—	—	—	2,007	—	2,007	—	2,007
Tax Receivable Agreement liability	—	—	—		(137,314)	—	(137,314)	—	(137,314)
Deferred income taxes	—	—	—	—	165,676	—	165,676	—	165,676
Tax distributions	—	—	—	—	(5,847)	—	(5,847)	—	(5,847)
Issuance of stock	83	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(36)	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—		4,365	—	4,365	(4,365)	—
Balance – December 31, 2020, as restated	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(229,780)	$(30,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,899	4,308
Non-cash interest	3,105	3,313
Paid-in-kind interest	(6,616)	—
Loss on extinguishment of debt	5,782	6,299
Loss on change in fair value – warrant liabilities	300,073	35,304
Tax Receivable Agreement expense	34,155	501
Stock-based compensation	2,185	10,063
Non-cash lease expense	3,128	—
Deferred income taxes	(45,812)	—
Changes in operating assets and liabilities:
Accounts receivable	(419)	(18,451)
Inventories	(18,098)	(24,688)
Prepaid inventory and other assets	(5,047)	(2,557)
Accounts payable	16,049	25,132
Accrued sales returns	1,157	1,814
Accrued compensation	6,255	5,263
Customer prepayments	(5)	(1,264)
Operating lease obligations	(1,732)	—
Other accrued liabilities	8,978	8,768
Net cash provided by operating activities	81,257	22,880

Cash flows from investing activities:
Purchase of property and equipment	(27,878)	(10,459)
Investment in intangible assets	(11,261)	(320)
Net cash used in investing activities	(39,139)	(10,779)

Cash flows from financing activities:
Proceeds from related-party loan	—	10,000
Proceeds from term loan	45,000	—
Payments on related-party loan	(37,497)	—
Payments on term loan	(563)	—
Proceeds from exercise of warrants	46,359	—
Proceeds from exercise of stock options	2,007	—
Repurchase of stock options	—	(97)
Payments for debt issuance costs	(2,460)	(758)
Distributions to members	(5,487)	—
Net cash provided by financing activities	47,359	9,145

Net increase in cash	89,477	21,246
Cash and cash equivalents, beginning of the year	33,478	12,232
Cash and cash equivalents, end of the year	$122,955	$33,478

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,167	$1,869
Cash paid during the year for income taxes	$2,060	$122

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,305	$743
Issuance of liability warrants	$—	$4,864
Non-cash leasehold improvements	$5,147	$1,938
Tax distribution payable	$668	$308
Tax Receivable Agreement liability	$137,314	$—
Deferred income taxes	$165,676	$—
Exercise of liability warrants	$252,796	$—

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

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary Purple LLC. Pursuant to the Business Combination described in Note 4—Business Combination, Purple Inc. acquired approximately 18% of the common units of Purple LLC, while InnoHold, LLC (“InnoHold”) retained approximately 82% of the common units in Purple LLC. As of December 31, 2020, Purple Inc. held approximately 99% of the common units of Purple LLC and other Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

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

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2020, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. At December 31, 2020, other Purple LLC Class B Unit holders had approximately 1% of the economic interest in Purple LLC. For further discussion see Note 16—Stockholders’ Equity (Deficit).

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

The Company calculates the present value of future payments using its incremental borrowing rate when the discount rate implicit in the lease is not known. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determines the applicable incremental borrowing rate at the lease commencement date based on the rates of its secured borrowings, which is then adjusted for the appropriate lease term and risk premium. In determining the Company’s ROU assets and operating lease liabilities, the Company applies these incremental borrowing rates to the minimum lease payments within each lease agreement.

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

Asset Impairment Charges

Definite-lived Intangible Assets – Definite-lived intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. Any identified impairment would result in an adjustment to the Company’s results of operations. An impairment charge of $0.6 million was recorded during the third quarter of fiscal 2020 to write-off the unamortized portion of license costs related to a vendor supply and services agreement. For further discussion see Note 9—Intangible Assets. There were no impairment charges realized on definite-lived intangible assets during the year ended December 31, 2019.

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

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2019 on a modified retrospective basis. Topic 606 outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance, including industry-specific guidance. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations, or cash flows. As such, the Company did not record a cumulative adjustment to the opening equity balance of accumulated deficit as of January 1, 2019. However, additional disclosures were added in accordance with the requirements of Topic 606 and are reflected in Note 5 – Revenue from Contracts with Customers.

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

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 11 – Debt.

Warrants

The Company accounts for its Incremental Loan Warrants as liability warrants under the provisions of the ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. These warrants contained a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company uses the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability associated with the Incremental Loan Warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price.

The Company accounts for the public and sponsor warrants issued in connection with its IPO and a simultaneous private placement in accordance with ASC 815, under which certain provisions in the public and sponsor warrant agreements do not meet the criteria for equity classification and therefore the warrants must be recorded as liabilities. Since the public and sponsor warrants both meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the sponsor warrant liability. The model uses key assumptions and inputs such as exercise price, fair market value of warrants, risk free interest rate, warrant life and expected volatility. The Company determined the fair value of the public warrants based on their public trading price.

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

The public warrant liabilities are Level 1 instruments as they have quoted market prices in an active market. The sponsor and Incremental Loan warrant liabilities are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities would decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities would generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
(In thousands)	Level	2020	2019
Public Warrants	1	$—	$16,119
Sponsor Warrants	3	92,708	7,689
Incremental Loan Warrants	3	—	21,622

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2020 and 2019:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2018	$2,673	$—	$2,673
Initial measurement	—	4,864	4,864
Fair value transfer to Level 1 measurement	(321)	—	(321)
Change in valuation inputs(1)	5,337	16,758	22,095
Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Fair value transfer to Level 1 measurement	(1,275)	—	(1,275)
Fair value of warrants exercised	(3,690)	(81,040)	(84,730)
Change in valuation inputs(1)	89,984	59,418	149,402
Fair value as of December 31, 2020	$92,708	$—	$92,708

(1)	Changes in valuation inputs are recognized in the change in fair value – warrant liabilities in the Consolidated Statement of Operations.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company’s outstanding Class B Stock and warrants for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact represents an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock. During the years ended December 31, 2020 and 2019, there was no impact from these methods on net loss per share due to their anti-dilutive effect that resulted from the net loss position of the Company.

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

The Company adopted ASC 842 and all related amendments effective January 1, 2020 using the modified retrospective transition approach. The Company elected the package of practical expedients upon adoption, which permitted the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less.

The adoption of ASC 842 effective January 1, 2020 resulted in the recognition of operating lease ROU assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to the operating lease ROU assets. The Company’s financial position and operating results for reporting periods prior to January 1, 2020 have not been adjusted and continue to be presented in accordance with the accounting standard in effect at that time. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

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

3. Restatement of Previously Issued Consolidated Financial Statements

On April 12, 2021, the Securities and Exchange Commission issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering (“IPO”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation. The Company had been accounting for these warrants as components of equity. The guidance in ASC 815, stipulates warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods after issuance, changes in the estimated fair value of the derivative instruments should be reported in the consolidated statement of operations.

Based on the SEC Statement and the guidance in ASC 815, the Company concluded that its consolidated financial statements should be restated to reflect both the public warrants and sponsor warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the consolidated statements of operations for all periods after issuance. As a result, the Company has restated its consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended, as well as the unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods within those years.

The following table sets forth the consolidated balance sheets, including the balances as reported, adjustments and the as restated balances as of December 31, 2020 and 2019:

	As of December 31,
	2020			2019
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Warrant liabilities	$—	$92,708	$92,708	$21,622	$23,808	$45,430
Total liabilities	394,483	92,708	487,191	152,456	23,808	176,264
Additional paid-in capital	164,460	168,587	333,047	5,990	(3,168)	2,822
Accumulated deficit	(4,561)	(261,295)	(265,856)	(8,349)	(20,640)	(28,989)
Total stockholders’ equity (deficit)	159,905	(92,708)	67,197	(2,354)	(23,808)	(26,162)
Total equity (deficit)	$160,249	$(92,708)	$67,541	$(4,732)	$(23,808)	$(28,540)

The following table sets forth the consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value - warrant liabilities	(59,418)	(240,655)	(300,073)	(16,758)	(18,546)	(35,304)
Total other expense, net	(104,100)	(240,655)	(344,755)	(28,193)	(18,546)	(46,739)
Net loss before income taxes	(32,874)	(240,655)	(273,529)	(11,979)	(18,546)	(30,525)
Net income (loss)	10,875	(240,655)	(229,780)	(12,379)	(18,546)	(30,925)
Net income (loss) attributable to Purple Innovation, Inc.	$3,788	$(240,655)	$(236,867)	$(4,027)	$(18,546)	$(22,573)
Net loss per common share - basic	$0.10	$(6.14)	$(6.04)	$(0.40)	$(1.86)	$(2.26)
Net loss per common share - diluted	$0.08	$(6.12)	$(6.04)	$(0.40)	$(1.86)	$(2.26)

The following table sets forth the consolidated statements of stockholders’ equity (deficit), including the balances as reported, adjustments and the as restated balances for the years ended December 31, 2020 and 2019:

(In thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Equity (Deficit)
Balance at December 31, 2020, as reported	$164,460	$(4,561)	$159,905	$160,249
Adjustments	168,587	(261,295)	(92,708)	(92,708)
Balance at December 31, 2020, as restated	333,047	(265,856)	67,197	67,541

Balance at December 31, 2019, as reported	$5,990	$(8,349)	$(2,354)	$(4,732)
Adjustments	(3,168)	(20,640)	(23,808)	(23,808)
Balance at December 31, 2019, as restated	2,822	(28,989)	(26,162)	(28,540)

Balance at December 31, 2018, as reported	$3,655	$(4,322)	$(662)	$(2,011)
Adjustments	(3,168)	(2,094)	(5,262)	(5,262)
Balance at December 31, 2018, as restated	487	(6,416)	(5,924)	(7,273)

The following table sets forth the consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as restated balances for the years ended December 31, 2020 and 2019

	Year Ended December 31,
	2020			2019
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$10,875	$(240,655)	$(229,780)	$(12,379)	$(18,546)	$(30,925)
Loss on change in fair value – warrant liabilities	59,418	240,655	300,073	16,758	18,546	35,304
Net cash provided by operating activities	$81,257	$—	$81,257	$22,880	$—	$22,880

The adjustment had no impact on cash flows from investing or operating activities.

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value – warrant liabilities	$(17,971)	$(85,991)	$(103,962)	$(43,308)	$(169,285)	$(212,593)
Total other expense, net	(25,549)	(85,991)	(111,540)	(86,538)	(169,285)	(255,823)
Net loss before income taxes	(1,275)	(85,991)	(87,266)	(22,808)	(169,285)	(192,093)
Net income (loss)	(1,169)	(85,991)	(87,160)	13,010	(169,285)	(156,275)
Net income (loss) attributable to Purple Innovation, Inc.	$(1,022)	$(85,991)	$(87,013)	$5,832	$(169,285)	$(163,453)
Net income (loss) per common share - basic	$(0.02)	$(1.95)	$(1.97)	$0.18	$(5.27)	$(5.09)
Net income (loss) per common share - diluted	$(0.02)	$(1.95)	$(1.97)	$0.16	$(5.25)	$(5.09)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value – warrant liabilities	$(38,970)	$(91,294)	$(130,264)	$(25,337)	$(83,294)	$(108,631)
Total other expense, net	(73,201)	(91,294)	(164,495)	(60,989)	(83,294)	(144,283)
Net loss before income taxes	(41,250)	(91,294)	(132,544)	(21,533)	(83,294)	(104,827)
Net income (loss)	(5,822)	(91,294)	(97,116)	14,179	(83,294)	(69,115)
Net income (loss) attributable to Purple Innovation, Inc.	$(1,981)	$(91,294)	$(93,275)	$6,854	$(83,294)	$(76,440)
Net income (loss) per common share - basic	$(0.07)	$(3.12)	$(3.19)	$0.26	$(3.20)	$(2.94)
Net income (loss) per common share - diluted	$(0.11)	$(3.08)	$(3.19)	$0.26	$(3.20)	$(2.94)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated
Change in fair value – warrant liabilities	$13,633	$8,000	$21,633
Total other income (expense), net	12,212	8,000	20,212
Net income before income taxes	19,717	8,000	27,717
Net income	20,001	8,000	28,001
Net income attributable to Purple Innovation, Inc.	$8,835	$8,000	$16,835
Net income per common share - basic	$0.39	$0.35	$0.74
Net income per common share - diluted	$0.11	$0.32	$0.43

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value - warrant liabilities	(1,384)	(1,200)	(2,584)	(3,372)	(5,043)	(8,415)
Total other expense, net	(2,602)	(1,200)	(3,802)	(13,099)	(5,043)	(18,142)
Net income (loss) before income taxes	8,411	(1,200)	7,211	350	(5,043)	(4,693)
Net income (loss)	8,411	(1,200)	7,211	350	(5,043)	(4,693)
Net income (loss) attributable to Purple Innovation, Inc.	$1,594	$(1,200)	$394	$126	$(5,043)	$(4,917)
Net income (loss) per common share - basic	$0.18	$(0.14)	$0.04	$0.01	$(0.58)	$(0.57)
Net income (loss) per common share - diluted	$0.16	$(0.12)	$0.04	$0.01	$(0.58)	$(0.57)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value - warrant liabilities	(3,685)	(3,936)	(7,621)	(1,988)	(3,843)	(5,831)
Total other expense, net	(4,980)	(3,936)	(8,916)	(10,497)	(3,843)	(14,340)
Net loss before income taxes	(7,341)	(3,936)	(11,277)	(8,061)	(3,843)	(11,904)
Net loss	(7,341)	(3,936)	(11,277)	(8,061)	(3,843)	(11,904)
Net loss attributable to Purple Innovation, Inc.	$(1,338)	$(3,936)	$(5,274)	$(1,468)	$(3,843)	$(5,311)
Net loss per common share - basic and diluted	$(0.16)	$(0.46)	$(0.62)	$(0.17)	$(0.46)	$(0.63)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In thousands, except per share amounts)	As Reported	Adjustment	As Restated
Change in fair value – warrant liabilities	1,697	93	1,790
Total other expense, net	(5,517)	93	(5,424)
Net loss before income taxes	(720)	93	(627)
Net loss	(720)	93	(627)
Net loss attributable to Purple Innovation, Inc.	$(130)	$93	$(37)
Net loss per common share - basic and diluted	$(0.02)	$0.01	$(0.01)

The following table sets forth the consolidated statements of stockholders’ equity (deficit), including the balances as reported, adjustments and the as restated balances for the periods ended September 30, 2020, June 30, 2020 and March 31, 2020:

(In thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Equity (Deficit)
Balance at September 30, 2020, as reported	$44,032	$(2,517)	$41,520	$41,564
Adjustments	1,379	(189,925)	(188,546)	(188,546)
Balance at September 30, 2020, as restated	45,411	(192,442)	(147,026)	(146,982)

Balance at June 30, 2020, as reported	$20,584	$(1,495)	$19,095	$17,469
Adjustments	(3,155)	(103,934)	(107,089)	(107,089)
Balance at June 30, 2020, as restated	17,429	(105,429)	(87,994)	(89,620)

Balance at March 31, 2020, as reported	$5,955	$486	$6,446	$15,114
Adjustments	(3,163)	(12,640)	(15,803)	(15,803)
Balance at March 31, 2020, as restated	2,792	(12,154)	(9,357)	(689)

The following table sets forth the consolidated statements of stockholders’ equity (deficit), including the balances as reported, adjustments and the as restated balances for the periods ended September 30, 2019, June 30, 2019 and March 31, 2019:

(In thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Equity (Deficit)
Balance at September 30, 2019, as reported	$5,748	$(4,196)	$1,557	$7,983
Adjustments	(3,168)	(7,138)	(10,306)	(10,306)
Balance at September 30, 2019, as restated	2,580	(11,334)	(8,749)	(2,323)

Balance at June 30, 2019, as reported	$10,364	$(5,790)	$4,579	$(3,363)
Adjustments	(3,168)	(5,938)	(9,106)	(9,106)
Balance at June 30, 2019, as restated	7,196	(11,728)	(4,527)	(12,469)

Balance at March 31, 2019, as reported	$3,728	$(4,452)	$(719)	$(2,658)
Adjustments	(3,168)	(2,002)	(5,170)	(5,170)
Balance at March 31, 2019, as restated	560	(6,454)	(5,889)	(7,828)

The following table sets forth the consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as restated balances for the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020			2019
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$13,010	$(169,285)	$(156,275)	$350	$(5,043)	$(4,693)
Loss on change in fair value – warrant liabilities	43,308	169,285	212,593	3,372	5,043	8,415
Net cash provided by operating activities	$87,400	$—	$87,400	$15,819	$—	$15,819

The following table sets forth the consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as restated balances for the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020			2019
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$14,179	$(83,294)	$(69,115)	$(8,061)	$(3,843)	$(11,904)
Loss on change in fair value – warrant liabilities	25,337	83,294	108,631	1,988	3,843	5,831
Net cash provided by operating activities	$72,346	$—	$72,346	$2,135	$—	$2,135

The following table sets forth the consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as restated balances for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$20,001	$8,000	$28,001	$(720)	$93	$(627)
Gain on change in fair value – warrant liabilities	(13,633)	(8,000)	(21,633)	(1,697)	(93)	(1,790)
Net cash used in operating activities	$(264)	$—	$(264)	$(8,296)	$—	$(8,296)

The adjustment had no impact on cash flows from investing or operating activities for each of the quarterly periods.

In addition to the amounts noted above, impacted disclosures included in Notes 12, 16 and 17 have been restated to properly reflect this error correction.,

4. Business Combination

On February 2, 2018, upon consummation of the Business Combination, Purple LLC merged with and into a wholly owned subsidiary of GPAC (PRPL Acquisition, LLC), with Purple LLC being the survivor pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among GPAC, PRPL Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of GPAC (“Merger Sub”), Purple LLC and InnoHold. In connection with the Closing, GPAC was renamed “Purple Innovation, Inc.” and its articles of incorporation were amended to rename its common stock to Class A common stock (“Class A Stock”) and created a new class of stock named Class B common stock (“Class B Stock”) of which 44.1 million shares of Class B Stock were issued to InnoHold (refer to Note 16 — Stockholders’ Equity for a description of the Class A Stock and Class B Stock).

5. Revenue from Contracts with Customers

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

6. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Raw materials	$26,372	$16,220
Work-in-process	3,593	2,713
Finished goods	36,280	29,485
Inventory obsolescence reserve	(519)	(790)
Inventories, net	$65,726	$47,628

7. Property and Equipment

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

8. Leases

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

9. Intangible Assets

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

Prior to the Business Combination discussed in Note 4, Purple LLC entered into an agreement pursuant to which EdiZONE transferred tangible and intellectual property to Purple LLC that was then licensed back to EdiZONE to enable them to continue to meet certain preexisting license obligations it had with various third parties. On August 14, 2020, Purple LLC entered into a separate agreement whereby EdiZONE, for consideration of $8.5 million, assigned a license agreement with Advanced Comfort Technologies, Inc. dba Intellibed (“ACTI”), and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. The payment made to EdiZONE was recorded in the Company’s consolidated balance sheet at December 31, 2020 as an indefinite-lived non-amortizing license because the agreement with ACTI is perpetual.

On January 13, 2020, Purple LLC entered into a supply and services agreement with a third party whereby the Company acquired a license and made a prepayment for future products and services to be provided by the third party. The $4.0 million paid upon execution of the contract was allocated to a license for certain technologies ($2.2 million), inventory to be utilized by the third party in the production of goods ($0.8 million) and future professional services to be delivered by the third party ($1.0 million). On October 13, 2020, Purple LLC filed suit against the third party for alleged violations under the contract. In response, the third party filed a counter lawsuit against Purple LLC. These lawsuits effectively ended any future performance under the contract. As a result, during the third quarter of fiscal 2020, the Company recorded in its consolidated statement of operations an impairment charge of $0.6 million for unamortized license costs. The Company also recorded write-offs of $0.8 million, and $0.3 million for prepaid professional services and prepaid inventory, respectively. Refer to Note 14 —Commitments and Contingencies —Legal Proceedings for additional information.

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

10. Other Current Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Warranty accrual - current portion	$2,806	$1,567
Long-term debt - current portion	2,004	—
Insurance financing	910	350
Tax Receivable Agreement liability – current portion	6,545	501
Other	1,318	1,811
Total other current liabilities	$13,583	$4,229

11. Debt

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

12. Warrant Liabilities

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

The public and sponsor warrants that were issued in connection with the Company’s IPO and a simultaneous private placement contain certain provisions that do not meet the criteria for equity classification and therefore must be recorded as liabilities. The liability for the warrants was recorded at fair value on the date of the Business Combination and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

During the year ended December 31, 2020, 15.5 million public warrants and 4.3 million sponsor warrants were exercised resulting in the issuance of 7.6 million shares of Class A Stock and cash proceeds to the Company of $46.4 million. There were no public warrants or sponsor warrants exercised during 2019. The 8.5 million sponsor warrants outstanding at December 31, 2020 had a fair value of $92.7 million. The fair value of the public and sponsor warrants outstanding at December 31, 2019 was $23.8 million.

The Company determined the fair value of the public warrants based on their public trading price. The Company determined the fair value of the sponsor warrants using a Black Scholes model with the following assumptions:

	December 31,
	2020	2019
Trading price of common stock on measurement date	$32.94	$8.71
Exercise price	$5.75	$5.75
Risk free interest rate	0.13%	1.62%
Warrant life in years	2.1	3.1
Expected volatility	50.64%	38.06%
Expected dividend yield	—	—

During the years ended December 31, 2020 and 2019, the Company recognized losses of $240.7 million and $18.5 million, respectively, in its consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Deferred rent expense	$—	$5,115
Warranty accrual	8,397	4,621
Other	912	488
Total	9,309	10,224
Less: current portion of warranty accrual	(2,806)	(1,654)
Other long-term liabilities, net of current portion	$6,503	$8,570

14. Commitments and Contingencies

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

15. Related-Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board of Directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also the Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make the Original Loan in an aggregate principal amount of $25.0 million pursuant to the 2018 Credit Agreement entered into as part of the Business Combination. In conjunction with the 2018 Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, the Incremental Lenders agreed to provide the $10.0 million Incremental Loan. In accordance with the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the first and second quarters of 2020. On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement. The payment included the $25.0 million Original Loan, the $10.0 Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest (See Note 11 — Debt).

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

As part of the Amended and Restated Credit Agreement, CCP and Blackwell were also granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, pursuant to the terms of the warrant agreement upon the condition that Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company, the exercise price of the warrants was adjusted to zero. On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of the exchange. The fair value of the Incremental Loan Warrants was $21.6 million at December 31, 2019. The Company recorded losses of $59.4 million and $16.8 million related to increases in the fair value of the Incremental Loan Warrants for the years ended December 31, 2020 and 2019, respectively (See Note 12 — Warrant Liabilities).

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

16. Stockholders’ Equity

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

17. Net Loss Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
(in thousands)	2020	2019
	Restated	Restated
Numerator:
Net loss attributable to Purple Innovation, Inc.	$(236,867)	$(22,573)
Denominator:
Weighted average shares—basic and diluted	39,219	10,006
Net loss per common share:
Basic	$(6.04)	$(2.26)
Diluted	$(6.04)	$(2.26)

For the year ended December 31, 2020, the Company excluded 0.1 million shares of issued Class A Stock subject to vesting, 6.5 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 0.5 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the year ended December 31, 2019, the Company excluded 1.4 million shares of issued Class A Stock subject to vesting, 18.9 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 31.4 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

18. Equity Compensation Plans

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

19. Employee Retirement Plan

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

20. Concentrations

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

21. Income Taxes

The Company’s loss before income taxes of $273.5 million and $30.5 million during the years ended December 31, 2020 and 2019, respectively, consisted entirely of income earned in the United States.

Income tax (benefit) expense for the years ended December 31, 2020 and 2019 consist of the following (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$1,112	$88
State	951	312
Total current	2,063	400
Deferred:
Federal	(35,747)	—
State	(10,065)	—
Total deferred	(45,812)	—
Income tax (benefit) expense	$(43,749)	$400

Income tax (benefit) expense differs from that computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2020	2019
Tax benefit at Federal statutory rate	$(57,441)	$(6,410)
State income tax provision (benefit), net of federal benefit	499	3
Noncontrolling interest	(117)	1,754
Tax receivable agreement liability	(1,518)	—
Change in fair value – warrant liabilities	50,537	3,894
Change in valuation allowance	(35,531)	1,088
Other	(178)	71
Income tax (benefit) expense	$(43,749)	$400

Deferred income taxes at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Basis difference in Purple LLC investment	$210,671	$34,384
Tax over book basis in capital contributions	51,995	8,411
Start-up costs	529	578
Accruals and reserves	38	9
Net Operating Losses	6	913
Total net deferred income tax asset	263,239	44,295
Less: Valuation allowance	(51,995)	(44,295)
Net deferred income tax asset (liability)	$211,244	$—

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

22. Subsequent Events

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

Purple Innovation, Inc.

May 10, 2021	By:	/s/ Joseph B. Megibow
	Name:	Joseph B. Megibow
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph B. Megibow	Chief Executive Officer and Director	May 10, 2021
Joseph B. Megibow	(Principal Executive Officer)

/s/ Craig L. Phillips	Chief Financial Officer	May 10, 2021
Craig L. Phillips	(Principal Financial and Accounting Officer)

/s/ Paul J. Zepf	Chairman of the Board of Directors	May 10, 2021
Paul J. Zepf

/s/ Pano T. Anthos	Director	May 10, 2021
Pano T. Anthos

/s/ Gary T. DiCamillo	Director	May 10, 2021
Gary T. DiCamillo

/s/ Adam L. Gray	Director	May 10, 2021
Adam L. Gray

/s/ Claudia Hollingsworth	Director	May 10, 2021
Claudia Hollingsworth

/s/ Gary A. Kiedaisch	Director	May 10, 2021
Gary A. Kiedaisch

/s/ Dawn M. Zier	Director	May 10, 2021
Dawn M. Zier