Form 10-Q
period 2021-03-31
Purple Innovation, Inc.
filed 2021-05-17
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  þ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer þ
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No þ

As of May 14, 2021, 66,302,767 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$103,815	$122,955
Accounts receivable, net	41,618	29,111
Inventories, net	63,282	65,726
Prepaid inventory	1,337	826
Other current assets	7,772	10,453
Total current assets	217,824	229,071
Property and equipment, net	73,831	61,486
Operating lease right-of-use assets	52,972	41,408
Intangible assets, net	10,251	9,945
Deferred income taxes	210,380	211,244
Other long-term assets	1,510	1,578
Total assets	$566,768	$554,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,269	$69,594
Accrued sales returns	8,280	8,428
Accrued compensation	9,774	14,209
Customer prepayments	7,901	6,253
Accrued sales tax	3,930	6,015
Accrued rebates and allowances	5,564	10,891
Operating lease obligations – current portion	3,632	3,235
Other current liabilities	15,318	13,583
Total current liabilities	114,668	132,208
Debt, net of current portion	40,906	41,410
Operating lease obligations, net of current portion	60,948	48,936
Warrant liabilities	19,415	92,708
Tax receivable agreement liability, net of current portion	166,029	165,426
Other long-term liabilities, net of current portion	7,261	6,503
Total liabilities	409,227	487,191
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 66,303 issued and outstanding at March 31, 2021 and 63,914 issued and outstanding at December 31, 2020	7	6
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at March 31, 2021 and 536 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	401,842	333,047
Accumulated deficit	(245,032)	(265,856)
Total stockholders’ equity	156,817	67,197
Noncontrolling interest	724	344
Total stockholders’ equity	157,541	67,541
Total liabilities and stockholders’ equity	$566,768	$554,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenues, net	$186,429	$122,375
Cost of revenues	98,905	69,193
Gross profit	87,524	53,182
Operating expenses:
Marketing and sales	54,368	36,684
General and administrative	14,526	7,548
Research and development	1,723	1,445
Total operating expenses	70,617	45,677
Operating income	16,907	7,505
Other income (expense):
Interest expense	(570)	(1,389)
Other income (expense), net	(68)	90
Tax receivable agreement income (expense)	174	(122)
Change in fair value – warrant liabilities	9,147	21,633
Total other income, net	8,683	20,212
Net income before income taxes	25,590	27,717
Income tax benefit (expense)	(4,651)	284
Net income	20,939	28,001
Net income attributable to noncontrolling interest	115	11,166
Net income attributable to Purple Innovation, Inc.	$20,824	$16,835

Net income per share:
Basic	$0.32	$0.74
Diluted	$0.17	$0.43
Weighted average common shares outstanding:
Basic	64,592	22,675
Diluted	68,372	25,327

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax receivable agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
Innohold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Interest	Deficit

Balance – December 31, 2019	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income	—	—	—	—	—	16,835	16,835	11,166	28,001
Stock-based compensation	3	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	17	—	17	—	17
Tax Receivable Agreement Liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$2,792	$(12,154)	$(9,357)	$8,668	$(689)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,939	$28,001
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,549	1,778
Non-cash interest	129	1,375
Change in fair value – warrant liabilities	(9,147)	(21,633)
Tax receivable agreement (income) expense	(174)	122
Stock-based compensation	479	250
Non-cash lease expense	953	682
Deferred income taxes	1,835	—
Changes in operating assets and liabilities:
Accounts receivable	(12,507)	5,422
Inventories	2,444	5,516
Prepaid inventory and other assets	2,109	(2,399)
Accounts payable	(10,408)	(13,217)
Accrued sales returns	(148)	(534)
Accrued compensation	(4,435)	(801)
Customer prepayments	1,648	(2,720)
Accrued rebates and allowances	(5,327)	(2,172)
Operating lease obligations	(809)	(423)
Other accrued liabilities	1,479	489
Net cash used in operating activities	(9,391)	(264)

Cash flows from investing activities:
Purchase of property and equipment	(12,285)	(4,520)
Investment in intangible assets	(69)	(2,328)
Net cash used in investing activities	(12,354)	(6,848)

Cash flows from financing activities:
Payments on term loan	(563)	—
Proceeds from InnoHold indemnification payment	4,142	—
Tax receivable agreement payment	(628)	—
Distributions to members	(545)	—
Proceeds from exercise of warrants	116	12
Proceeds from exercise of stock options	83	—
Net cash provided by financing activities	2,605	12

Net decrease in cash	(19,140)	(7,100)
Cash and cash equivalents, beginning of the year	122,955	33,478
Cash and cash equivalents, end of the period	$103,815	$26,378

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$430	$14
Cash paid during the year for income taxes	$519	$63

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$4,168	$883
Non-cash leasehold improvements	$701	$615
Accrued distributions	$99	$196
Tax receivable agreement liability	$777	$221
Deferred income taxes	$971	$—
Exercise of liability warrants	$64,146	$5

The accompanying notes are an integral part of these consolidated financial statement.

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

The Company was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”). On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which the Company acquired a portion of the equity of Purple Innovation, LLC (“Purple LLC”). At the closing of the Business Combination (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc.

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As of March 31, 2021, Purple Inc. held approximately 99% of the common units of Purple LLC and Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A filed May 10, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or other future year.

On December 31, 2020, the Company ceased to be an emerging growth company (“EGC”) and was no longer exempt from certain reporting requirements that apply to public companies. As an EGC prior to this date, Purple Inc. had elected to use extended transition periods available to private companies for complying with new or revised accounting standards.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2021, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units held approximately 1% of the economic interest in Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on net income, cash flows or shareholders’ equity previously reported.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty returns, warrant liability, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s tax receivable agreement with InnoHold. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which required an entity to recognize lease liabilities and ROU assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. Because the Company ceased to be an EGC on December 31, 2020, the standard became effective for the Company for its annual reporting period beginning January 1, 2020, and interim reporting periods within the annual period beginning January 1, 2020. The adoption of ASC 842 and all related amendments using the modified retrospective transition approach effective for the Company’s annual reporting period beginning January 1, 2020 resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. Pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to operating lease ROU assets in connection with the adoption. The adoption of ASC 842 did not have a material impact on the Company's consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

The Company determines if an agreement contains a lease at the inception of a contract. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, an ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Tenant incentive allowances received from the lessor are amortized through the ROU asset as a reduction of rent expense over the lease term. Any variable lease costs are expensed as incurred. Leases with an initial term of 12 months or less (short-term leases) are not recorded as ROU assets and corresponding lease liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term. ROU assets are assessed for impairment as part of the impairment of long-lived assets, which is performed whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue Recognition

The Company markets and sells its products through direct-to-consumer online channels, traditional wholesale partners, third-party online retailers, and Company showrooms. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the condensed consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the condensed consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 8 – Debt.

Warrant Liabilities

The Company accounted for its Incremental Loan Warrants as liability warrants under the provisions of ASC 480 - Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. These warrants contained a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change.  The Company used the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price. All of the Incremental Loan warrants were exercised during fiscal 2020.

The Company accounted for its public warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which these warrants did not meet the criteria for equity classification and were recorded as liabilities. Since the public warrants met the definition of a derivative as contemplated in ASC 815, these warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of the public warrants based on their public trading price. All of the public warrants were exercised during fiscal 2020.

The Company accounts for its sponsor warrants in accordance with ASC 815, under which these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Since the sponsor warrants meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. At March 31, 2021, there were 1.9 million sponsor warrants outstanding.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued expenses and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instruments is estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations.

The public warrant liabilities are Level 1 instruments as they have quoted market prices in an active market. The sponsor and Incremental Loan warrant liabilities are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
(In thousands)	Level	2021	2020
Public warrants	1	$—	$11,272
Sponsor warrants	3	19,415	4,531
Incremental Loan warrants	3	—	7,989

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2021 and 2020:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Fair value transfer to Level 1 measurement	(117)	—	(117)
Change in valuation inputs(1)	(3,041)	(13,633)	(16,674)
Fair value as of March 31, 2020	$4,531	$7,989	$12,520

Fair value as of December 31, 2020	$92,708	$—	$92,708
Fair value of warrants exercised	(64,146)	—	(64,146)
Change in valuation inputs(1)	(9,147)	—	(9,147)
Fair value as of March 31, 2021	$19,415	$—	$19,415

(1)	Changes in valuation inputs are recognized in the change in fair value – warrant liabilities in the Consolidated Statements of Income.

Income Taxes

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and the non-taxable nature of the change in fair value of the warrant liability.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax benefit (expense) line in the accompanying condensed consolidated statements of income.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Net Income Per Share

Basic net income per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares of Class A Stock outstanding each period. Diluted net income per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and Class B Stock for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact represents an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The interest rate on the Company’s term loan is based on LIBOR. The Company plans to apply the amendments in this update to account for any contract modifications that result from changes in the reference rate used. The Company does not expect these amendments to have a material impact on its condensed consolidated financial statements and related disclosures.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The adoption of this standard by the Company on January 1, 2021 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. Since the Company was considered an SRC on the deferral date of this standard, the guidance is effective for the Company’s interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost and do not expect that adoption will have a material impact on its consolidated financial statements or related disclosures.

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

Disaggregated Revenue

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various direct-to-consumer channels including Company showrooms and contact center. The Wholesale channel includes all product sales to traditional third-party retailers for both in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Three Months Ended March 31,
Channel	2021	2020

Direct-to-consumer	$124,904	$80,687
Wholesale partner	61,525	41,688
Revenues, net	$186,429	$122,375

	Three Months Ended March 31,
Product	2021	2020

Bedding	$171,843	$114,501
Other	14,586	7,874
Revenues, net	$186,429	$122,375

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers, Company showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $7.9 million and $6.3 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized all revenue that was deferred in customer prepayments at December 31, 2020 and 2019, respectively.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020

Raw materials	$27,759	$26,372
Work-in-process	3,260	3,593
Finished goods	33,284	36,280
Inventory obsolescence reserve	(1,021)	(519)
Inventories, net	$63,282	$65,726

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$37,033	$30,508
Equipment in progress	21,216	18,648
Leasehold improvements	19,981	15,758
Furniture and fixtures	5,294	5,160
Office equipment	3,547	3,185
Total property and equipment	87,071	73,259
Accumulated depreciation	(13,240)	(11,773)
Property and equipment, net	$73,831	$61,486

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2021 or December 31, 2020. Depreciation expense was $1.5 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively.

6. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while retail showrooms have initial lease terms of up to seven years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.8 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease costs	$1,807	$1,208
Variable lease costs	95	8
Short-term lease costs	56	58
Total lease costs	$1,958	$1,274

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at March 31, 2021 (in thousands):

2021 (excluding the three months ended March 31, 2021) (1)	$(1,768)
2022	8,432
2023	7,851
2024	7,874
2025	7,903
Thereafter	62,996
Total operating lease payments	93,288
Less – lease payments representing interest	(28,708)
Present value of operating lease payments	$64,580

(1) – Amount consists of $4.8 million of undiscounted cash flows offset by $6.6 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2021.

As of March 31, 2021 and December 31, 2020, the weighted-average remaining term of operating leases was 12.3 years and 11.8 years, respectively, and the weighted-average discount rate of operating leases was 5.60% and 6.18%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Cash paid for amounts included in present value of operating lease liabilities	$809	$423
Right-of-use assets obtained in exchange for operating lease liabilities	12,517	2,381

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Warranty accrual – current portion	$3,046	$2,806
Long-term debt – current portion	2,007	$2,004
Tax receivable agreement liability – current portion	5,916	6,545
Insurance financing	1,253	910
Income taxes payable	1,926	—
Other	1,170	1,318
Total other current liabilities	$15,318	$13,583

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term loan	$43,875	$44,438
Less: unamortized debt issuance costs	(962)	(1,024)
Total debt	42,913	43,414
Less: current portion of debt	(2,007)	(2,004)
Long-term debt, net	$40,906	$41,410

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

The 2020 Credit Agreement includes representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2020 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. As of March 31, 2021, the Company was in compliance with all of the covenants related to the 2020 Credit Agreement.

The $55.0 million revolving credit facility established under the 2020 Credit Agreement has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants and events of default. As of March 31, 2021, there was no balance outstanding on the revolving credit facility.

The Company incurred $2.5 million in debt issuance costs for the 2020 Credit Agreement. These costs relate to the entire credit arrangement and therefore were allocated between the term loan and the revolving line of credit. The Company determined $1.1 million of the debt issuance costs related to the term debt and are presented in the condensed consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. This amount is being amortized into interest expense using an effective interest rate over the duration of the debt. The remaining $1.4 million of debt issuance costs were allocated to the revolving line of credit facility. This amount is classified as other assets and is being amortized to interest expense on a straight-line basis over the term of the revolving credit facility.

Interest expense under the 2020 Credit Agreement totaled $0.6 million for the three months ended March 31, 2021.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Related Party Loan

On March 27, 2020, the Company entered into an amendment to Purple LLC’s Credit Agreement dated February 3, 2018 and all subsequent amendments and agreements (collectively referred to as the “Related Party Loan”) that provided for the deferral of the full amount of the interest payment due on March 31, 2020 and June 30, 2020 to reduce cash disbursements during the COVID-19 pandemic. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 - Debt. Interest expense on the Related Party Loan was $1.2 million for the three months ended March 31, 2020, all of which was paid-in-kind through additions to the principal amount.

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to the Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off the Related Party Loan during the third quarter of fiscal 2020, the Company recognized a $5.8 million loss on extinguishment of debt.

9. Warrant Liabilities

On February 26, 2019, two of the lenders who originally financed the Related Party loan (the “Incremental Lenders”) funded a $10.0 million increase in the loan and received 2.6 million warrants (“Incremental Loan Warrants”) to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement. The Company accounted for the Incremental Loan Warrants as liabilities in accordance with ASC 480 - Distinguishing Liabilities from Equity and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. On November 9, 2020, the Company issued 2.6 million shares of Class A Stock pursuant to the exercise of all of the warrants held by the Incremental Lenders.

For the three months ended March 31, 2020, the Company recorded a $13.6 million gain on the decrease in fair value of the Incremental Loan Warrants. The fair value of the Incremental Loan Warrants was calculated using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model. The following are the assumptions used in calculating fair value on March 31, 2020:

Trading price of common stock on measurement date	$5.68
Exercise price	$5.74
Risk free interest rate	0.37%
Warrant life in years	3.9
Expected volatility	44.16%
Expected dividend yield	—
Probability of warrant re-price	50.00%

The public and sponsor warrants that were issued in connection with the Company’s IPO and simultaneous private placement contain certain provisions that do not meet the criteria for equity classification and therefore must be recorded as liabilities. The liability for these warrants was recorded at fair value on the date of the Business Combination and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

During the three months ended March 31, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. The 1.9 million sponsor warrants outstanding at March 31, 2021 had a fair value of $19.4 million. All of the public warrants were exercised during fiscal 2020. At March 31, 2020 the fair value of the 18.8 million public warrants and the 9.6 million sponsor warrants outstanding was $15.8 million.

The Company used public trading prices of the public warrants to determine their fair value. The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	March 31,
	2021	2020
Trading price of common stock on measurement date	$31.65	$5.68
Exercise price	$5.75	$5.75
Risk free interest rate	0.16%	0.29%
Warrant life in years	1.8	2.8
Expected volatility	53.48%	55.84%
Expected dividend yield	—	—

During the three months ended March 31, 2021 and 2020, the Company recognized gains of $9.1 million and $8.0 million, respectively, in its condensed consolidated statements of income related to decreases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Warranty accrual	$9,375	$8,397
Other	932	912
Total	10,307	9,309
Less: current portion of warranty accrual	(3,046)	(2,806)
Other long-term liabilities, net of current portion	$7,261	$6,503

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the three months ended March 31, 2021, the Company paid $0.2 million in tax distributions under the Third Purple LLC Agreement. At March 31, 2021, the Company’s condensed consolidated balance sheet had $0.2 million of accrued tax distributions included in other current liabilities.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company in Grantsville, Utah. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of March 31, 2021, the early termination penalty was $0.8 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Purchase Agreement

In February 2018, the Company entered into a purchase contract with a supplier of mineral oil that includes a minimum purchase commitment over a two-year period. In April 2019, the contract was amended to provide for a minimum purchase commitment over a four-year period ending in April 2023. In exchange, the Company agreed to a further discount per gallon. During the three months ended March 31, 2021 and 2020, the Company made purchases under the contract totaling $3.6 million and $2.4 million, respectively. As of March 31, 2021, the Company had met its commitment under the purchase contract.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Business Combination, to secure payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million. On February 3, 2021 the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million being held in escrow. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital in the condensed consolidated balance sheet.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subscription Agreement and Preemptive Rights

In February 2018, in connection with the Business Combination, the Company entered into a subscription agreement with Coliseum Capital Partners (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”), pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A Stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A Stock to CCP, Blackwell, and Coliseum Co-Invest Debt Fund, L.P. (“CDF”). The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A Stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A Stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

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

During the three months ended March 31, 2021 and 2020, 0.1 million and 1.1 million, respectively, of Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain).  After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs.  PerfectSense brought a motion to strike that was resolved on consent.  Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order.  The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings.  On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties are engaged in litigation discovery and recently exchanged affidavits of documents.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 20, 2020, Purple LLC filed a complaint at the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods.  More than 4,000 other complaints have been filed by other companies seeking similar refunds.  On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including the Company’s.  If successful, this litigation could result in a refund of some or all of the Section 301 duties.

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I.   On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I.  Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts.  Briefing is complete on ReST’s motion to compel arbitration, and the Court has set a hearing for May 25, 2021 to hear argument from the lawyers on the motion.  On March 5, 2021, Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, filed a motion to dismiss the claims set forth in Case II. Briefing on the motion to dismiss is ongoing.  Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this early stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

On November 19, 2020, Purple LLC sued Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) in the U.S. District Court for the District of Utah for patent infringement, trademark infringement, trade secret misappropriation, and a number of related state law based claims.  The principal allegations are that Intellibed has manufactured and sold unauthorized, infringing products under the Sleepy’s brand name owned by third-party Mattress Firm.  Purple LLC also requested declaratory relief related to certain assignment terms of a license agreement in which Purple LLC is the licensor and Intellibed is the licensee.  On December 14, 2020, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s Complaint on the ground that these Counts fail to state a claim upon which relief can be granted.  On December 15, 2020, Intellibed filed an Answer to Purple LLC’s complaint and also asserted against Purple LLC a total of eight counterclaims, including a number of declaratory judgment claims, breach of contract, and tortious interference claims.  Intellibed’s main allegations are that its use of Purple LLC’s patents, trademark, and trade secrets in connection with Mattress Firm’s Sleepy’s products is authorized under the license agreement.  On January 19, 2021, Purple LLC filed a motion to dismiss Intellibed’s fifth, sixth, seventh, and eighth counterclaims on the ground that these counterclaims fail to state a claim upon which relief can be granted.  Briefing on Purple LLC’s partial motion to dismiss was completed on March 2, 2021.  On January 19, 2021, Purple LLC also filed an Answer to Intellibed’s counterclaims, which were not subject to Purple LLC’s motion to dismiss. On January 27, 2021, Purple LLC filed a First Amended Complaint in response to Intellibed’s initial motion to dismiss. On February 10, 2021, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s First Amended Complaint.  Briefing on Intellibed’s partial motion to dismiss was completed on March 24, 2021.  Both motions to dismiss are still pending before the Court.  The case is in the early stages.  No substantial discovery has taken place.  The Court has not yet entered a Scheduling Order governing the case, and no trial date has been set.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s board of directors. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make the Related Party Loan in an aggregate principal amount of $25.0 million pursuant to an agreement entered into as part of the Business Combination. In conjunction with this agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In accordance with an amendment to the Related Party Loan dated March 27, 2020, the Company did not make any cash interest payments to the Lenders during the first and second quarters of 2020. On September 3, 2020, the Company paid $45.0 million to retire, in full, the Related Party Loan. The payment included the $25.0 million original loan under the agreement, $10.0 million for the subsequent incremental loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest .In connection with the Business Combination, the Company entered into a subscription agreement with CCP and Blackwell, pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A Stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A Stock to CCP, Blackwell, and CDF. The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A Stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A Stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

In May 2020, pursuant to the terms of the warrant agreement upon the condition that Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company, the exercise price of the Incremental Loan Warrants was adjusted to zero. On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants held by the Incremental Lenders.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

TNT Holdings owns the Alpine facility Purple LLC has been leasing since 2010. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that TNT Holdings is not a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings and do not have a controlling financial interest in TNT Holdings. The Company incurred $0.2 million and $0.2 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended March 31, 2021 and 2020, respectively. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production.

During the three months ended March 31, 2021, certain current and former employees of the Company who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A Stock.

On November 9, 2018, Purple LLC and EdiZONE executed the Second Amended and Restated Confidential Assignment and License Back Agreement (the “Revised License Agreement”), pursuant to which EdiZONE assigned all of its comfort and cushioning intellectual property to Purple LLC and further limited the subset of such intellectual property licensed back to EdiZONE to only those uses that enabled EdiZONE to comply with its obligations under previously existing contracts, agreements and licenses. On August 14, 2020, Purple LLC entered into a separate agreement whereby EdiZONE, for consideration of $8.5 million, assigned a license agreement with Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”), and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. In connection with such assignment, the Company agreed to indemnify EdiZONE against claims by Intellibed relating to EdiZONE’s breach under the agreement.

During the three months ended March 31, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.3 million in required tax distributions pursuant to the Third Purple LLC Agreement.

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At March 31, 2021, 66.3 million shares of Class A Stock were outstanding.

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During fiscal 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty-trading day period. Accordingly, the shares of Class A Stock are no longer subject to vesting or forfeiture.

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Class A Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder of Class B Stock may transfer shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B Units to such transferee in compliance with the Third Purple LLC Agreement. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In connection with the Business Combination, approximately 44.1 million shares of Class B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A Stock that it sold. All of the 0.4 million shares of Class B Stock outstanding at March 31, 2021 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2021, there were no shares of preferred stock outstanding.

Public and Sponsor Warrants

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the IPO. Each of the Company’s warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of the warrant agreement. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. For example, if a warrant holder holds one warrant to purchase one-half of one share of Class A Stock, such warrant will not be exercisable. If a warrant holder holds two warrants, such warrants will be exercisable for one share of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

On October 27, 2020, the Company provided notice to the holders of the public warrants that the Company was exercising its right under the terms of the Public Warrants to redeem such warrants by paying to the warrant holders the redemption price of $0.01 per warrant on November 30, 2020. Any exercise of the warrants prior to that date was to be done on a cashless basis, in accordance with the terms of the warrants. All of the public warrants were exercised or redeemed by November 30, 2020.

During the three months ended March 31, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. At March 31, 2021, there were 1.9 million warrants outstanding all of which were sponsor warrants.

Incremental Loan Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued to the Incremental Lenders 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock. Each Incremental Loan Warrant entitled the registered holder to purchase one share of the Company’s Class A Stock at a price of $5.74 per share, subject to adjustment pursuant to the terms of the warrant agreement. In May 2020, Tony Pearce and Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At March 31, 2021, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

14. Income Taxes

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs from the statutory rate. The primary factors impacting the expected tax are the allocation of tax benefit to noncontrolling interest and the non-taxable nature of the change in fair value of the warrant liability.

Prior to the second quarter of 2020, the Company maintained a full valuation allowance on its net deferred tax assets which are comprised primarily of basis differences in Purple LLC. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns. In periods prior to the second quarter of 2020, management made the determination that its net deferred tax assets were not more likely than not going to be realized because the Company was in a three-year cumulative loss position and the generation of future taxable income was uncertain. Considering this and other factors, the Company maintained a full valuation allowance of $44.3 million through the period ending March 31, 2020.

During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As a result, $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released during 2020 and recorded as an income tax benefit. The deferred tax assets at March 31, 2021 totaled $210.4 million, which is net of a $69.7 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $17.8 million in the valuation allowance from December 31, 2020 to March 31, 2021, primarily as a result of an increase in the residual outside partnership basis.

The Company currently estimates its annual effective income tax rate to be 26.35%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liability and state and local income taxes.

For the three months ended March 31, 2021, the Company has recorded income tax expense of $4.7 million. The effective tax rate for the three months ended March 31, 2021 was 18.20%, which is less than the federal statutory rate because the gain related to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point the Company does not believe that these changes will have a material impact on its income tax provision for 2021. The Company will continue to evaluate the impact of new legislation on its financial position, results of operations, and cash flows.

In connection with the Business Combination, the Company entered into a tax receivable agreement with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the tax receivable agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a tax receivable agreement liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant tax receivable agreement liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange.

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and the subsequent exchanges of Class B Units for Class A Stock, the potential future tax receivable agreement liability is $171.9 million. Of the tax receivable agreement liability recorded during the three months ended March 31, 2021, $0.8 million relates to current year exchanges and was recorded as an adjustment to stockholders’ equity and $0.2 million was recorded as income in the condensed consolidated statement of income to reflect the impact of the change in rate associated with state income taxes.

The Company has no federal net operating loss (“NOL”) carryforwards after utilization of the remaining carryforwards in 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2021, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15. Net Income Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Purple Innovation, Inc. – basic	$20,824	$16,835
Less: dilutive effect of change in fair value – warrant liabilities	(9,147)	(5,958)
Net income attributable to Purple Innovation, Inc. – diluted	$11,677	$10,877
Denominator:
Weighted average shares—basic	64,592	22,675
Add: dilutive effects of equity awards	1,545	1,390
Add: dilutive effects of warrants	2,235	1,262
Weighted average shares—diluted	68,372	25,327
Net income per common share:
Basic	$0.32	$0.74
Diluted	$0.17	$0.43

For the three months ended March 31, 2021, the Company excluded 0.4 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the three months ended March 31, 2020, the Company excluded 31.3 million Paired Securities convertible into shares of Class A Stock, 14.2 million shares of Class A Stock issuable upon conversion of certain Company warrants and stock options and 0.1 million shares of issued Class A Stock subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of March 31, 2021, an aggregate of 1.9 million shares remain available for issuance or use under the 2017 Incentive Plan.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Employee Stock Options

In March 2021, the Company granted 0.1 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The stock options have an exercise price of $32.28 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of these options using the Black Scholes method with the following assumptions:

Fair market value	$11.71
Exercise price	$32.28
Risk free interest rate	0.45%
Expected term in years	3.46
Expected volatility	52.46%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2021:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $

Options outstanding as of January 1, 2021	2,234	$8.71	3.5	$54,133
Granted	55	32.28	—	—
Exercised	(10)	8.31	—	—
Forfeited/cancelled	(5)	8.07	—	—
Options outstanding as of March 31, 2021	2,274	$9.28	3.3	$50,905

Outstanding and exercisable stock options as of March 31, 2021 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value
$5.75	210	2.89	90	2.89	$2,336
5.95	538	2.50	325	2.50	8,354
6.51	261	3.14	105	3.14	2,653
6.65	173	3.11	65	3.11	1,617
7.99	19	3.67	5	3.67	111
8.17	225	3.50	62	3.50	1,468
8.32	216	3.25	70	3.25	1,634
8.55	179	3.50	64	3.50	1,467
12.76	25	3.95	6	3.95	118
13.12	191	4.13	48	4.13	884
15.12	3	4.13	1	4.13	14
21.70	179	4.50	—	—	—
32.28	55	4.96	—	—	—

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2021:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2021	1,568	3.20
Granted	55	11.71
Vested	(185)	2.50
Forfeited	(5)	2.31
Nonvested options as of March 31, 2021	1,433	3.61

The estimated fair value of Company stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. The Company recognized $0.5 million and $0.2 million in stock-based compensation expense related to stock options during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, outstanding stock options had $4.8 million of unrecognized stock compensation cost with a remaining recognition period of 2.3 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. As of March 31, 2021, 0.4 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders.

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

(in thousands)	Three Months Ended March 31,
Non-Cash Stock-Based Compensation	2021	2020

Cost of revenues	$45	$35
Marketing and sales	104	60
General and administrative	324	151
Research and development	6	4
Total non-cash stock-based compensation	$479	$250

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. These risks include, among others, the evolving impact and duration of the COVID-19 pandemic.  For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report and in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 10, 2021.

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

Organization

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. In connection with the Business Combination, InnoHold retained an 82% economic interest in Purple LLC. InnoHold subsequently transferred a portion of its Class B Units to permitted transferees and exchanged its remaining shares for shares of Class A Stock that it sold. At March 31, 2021, Purple Inc. had a 99% economic interest in Purple LLC while other Class B unit holders had the remaining 1%.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we have taken precautionary measures to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Employees at the Company’s headquarters and certain other employees have been asked to work from home where possible, with only limited access given to employees to work in the office when necessary. For roles that require employees to be on-site, such as our manufacturing facilities and distribution center, we require employees to wear protective equipment, perform temperature testing at the start of each shift and again during the shift, contact trace when risk of exposure is known, stagger shifts to reduce concentration of employees, follow social distancing guidelines and sanitize daily including complete weekly anti-viral fumigation.

Despite the ongoing challenges from COVID-19, we have been able to capitalize on the opportunities created by this situation. We continue to serve our customers through our Direct to Consumer (“DTC”) channel, which has remained strong throughout the pandemic as consumer demand for our premium, differentiated product offerings shifted to our DTC channel. We continue to focus our efforts in our DTC core competencies resulting in an ongoing strength in DTC channel sales across all of our product categories. This increase in demand was a contributing factor to DTC net revenue growth of 54.8% over the prior year first quarter. There can be no assurance that this trend of strong demand through our DTC channel will continue. We experienced a sharp decline in the wholesale side of our business during the second quarter of 2020 as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel increased. Net revenue from wholesale customers the first quarter of 2021 increased 47.6% over the prior year first quarter. All of our showrooms are currently open and we have continued with our expansion plans by opening three new showrooms since the beginning of 2021.

The increase in demand over the last twelve months allowed us to work through a portion of our on-hand inventory and required us to ramp up production. On March 3, 2021 we began operations at a new manufacturing facility in Georgia. We continue to take advantage of our vertically integrated business model to adjust production schedules to leverage inventory on hand and manage labor costs. We also continue to dynamically adjust our significant discretionary online advertising spend in response to any changes in DTC trends as they develop.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed because of the pandemic, but we had sufficient inventory on hand. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers have been able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

Although we have taken measures to protect the business, we cannot predict the specific duration for which precautionary measures relating to COVID-19 will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce, liquidity available under our line of credit, and continuing resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

Whereas most state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in cases of COVID-19 or one of its variants could prompt a return to tighter restrictions in certain areas of the country. We also do not yet know the impact that vaccines may have in mitigating or ending the outbreak of COVID-19, or how the availability of such vaccines may affect our work force. Furthermore, while the bedding industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon the industry and our business. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

Restatement

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 10, 2021, the SEC released a public statement on April 12, 2021 (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The Company previously classified its public warrants and sponsor warrants, which were issued in 2015, as equity.

In light of the SEC Statement, on April 28, 2021, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Company’s previously issued audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2020 and 2019, June 30, 2020 and 2019 and March 31, 2020 and 2019 (collectively, the “Non-Reliance Periods”) should not be relied upon due to required corrections related to the accounting for warrants described in the SEC Statement. As a result, we restated our previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements for the Non-Reliance Periods. Such restated financial statements were included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 10, 2021. The unaudited condensed consolidated financial statements for the quarter ended March 31, 2020 included in this Quarterly Report on Form 10-Q reflect the impacts of such restatement.

Operating Results for the Three Months Ended March 31, 2021 and 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of income:

	Three Months Ended March 31,
	2021	% of Net Revenues	2020	% of Net Revenues
Revenues, net	$186,429	100.0%	$122,375	100.0%
Cost of revenues	98,905	53.1	69,193	56.5
Gross profit	87,524	46.9	53,182	43.5
Operating expenses:
Marketing and sales	54,368	29.2	36,684	30.0
General and administrative	14,526	7.8	7,548	6.2
Research and development	1,723	0.9	1,445	1.2
Total operating expenses	70,617	37.9	45,677	37.3
Operating income	16,907	9.1	7,505	6.1
Other income (expense):
Interest expense	(570)	(0.3)	(1,389)	(1.1)
Other income (expense), net	(68)	0.0	90	0.1
Tax receivable agreement income (expense)	174	0.1	(122)	(0.1)
Change in fair value – warrant liabilities	9,147	4.9	21,633	17.7
Total other income, net	8,683	4.7	20,212	16.5
Net income before income taxes	25,590	13.7	27,717	22.6
Income tax (expense) benefit	(4,651)	(2.5)	284	0.2
Net income	20,939	11.2	28,001	22.9
Net income attributable to noncontrolling interest	115	0.1	11,166	9.1
Net income attributable to Purple Innovation, Inc.	$20,824	11.2	$16,835	13.8

Revenue

Total net revenues increased $64.1 million, or 52.3%, to $186.4 million for the three months ended March 31, 2021 compared to $122.4 million for the three months ended March 31, 2020. We were able to further capitalize on the shift in customer demand that began in 2020 and grew DTC net revenues by $44.2 million, or 54.8%, during the first quarter of 2021. Our wholesale business generated net revenue growth of $19.8 million, or 47.6%, in the first quarter. The increase in net revenues from a product perspective reflected a $46.1 million increase in mattress sales, an $11.3 million increase in other bedding product sales and a $6.7 million increase in other product sales. This growth in product sales was primarily attributable to an increase in demand across all product lines.

Cost of Revenues

The cost of revenues increased $29.7 million, or 42.9%, to $98.9 million for the three months ended March 31, 2021 from $69.2 million for the three months ended March 31, 2020. This increase reflected a $18.6 million increase in direct material costs, a $6.3 million increase in labor and overhead, a $2.6 million increase in freight charges and a $2.2 million increase in all other costs, all associated with increased product sales. The gross profit percentage increased to 46.9% of net revenues for the three months ended March 31, 2021 from 43.5% for the same period in 2020. The improvement in gross profit was primarily driven by a higher proportion of DTC channel revenue, which carries a higher gross margin than revenue from the wholesale channel.

Marketing and Sales

Marketing and sales expenses increased $17.7 million, or 48.2%, to $54.4 million for the three months ended March 31, 2021 compared to $36.7 million for the three months ended March 31, 2020. The increase was due to an $11.0 million increase in advertising costs, a $4.2 million increase in marketing salaries related to an increase in personnel and a $2.5 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 29.2% for the three months ended March 31, 2021 compared to 30.0% for the prior period. This decrease was due to efficiencies realized in our advertising spending created from enhanced marketing strategies.

General and Administrative

General and administrative expenses increased $7.0 million, or 92.4%, to $14.5 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020. The increase was primarily due to a $3.1 million increase in legal and professional fees, a $1.9 million increase in salaries related to an increase in personnel, a $0.6 million increase related to a new corporate building lease, and a $1.4 million increase in all other expenses.

Research and Development

Research and development costs increased $0.3 million, or 19.2%, to $1.7 million for the three months ended March 31, 2021 from $1.4 million for the three months ended March 31, 2020. The increase was primarily due to a $0.3 million increase in salaries and wages and other R&D expenses as we added resources for new product innovation.

Operating Income

Operating income increased $9.4 million to $16.9 million for the three months ended March 31, 2021, from operating income of $7.5 million for the three months ended March 31, 2020. The increase was primarily due to increased DTC sales with higher margins and lower marketing and sales costs as a percentage of revenue.

Interest Expense

Interest expense totaled $0.6 million for the three months ended March 31, 2021 as compared to $1.4 million for the three months ended March 31, 2020. The $0.8 million decrease was primarily due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. Interest expense also includes amortization of deferred loan costs associated with the 2020 Credit Agreement and fees related to the revolving line of credit.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders from the 2018 credit arrangement funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of our Class A Stock at a price of $5.74 per share, subject to certain adjustments. We accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. We determined the fair value of the Incremental Loan Warrants to be $8.0 million at March 31, 2020. During the three months ended March 31, 2020, we recognized a gain of $13.6 million in our condensed consolidated statements of income. There was no gain or loss on the Incremental Loan Warrants for the three months ended March 31, 2021 as they were exercised in 2020.

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at March 31, 2021 had a fair value of $19.4 million. The fair value of the public and sponsor warrants outstanding at March 31, 2020 was $15.8 million. During the three months ended March 31, 2021 and 2020, we recognized gains of $9.1 million and $8.0 million, respectively, in its condensed consolidated statements of income related to decreases in the fair value of the warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

Tax Receivable Agreement Expense

We are party to a tax receivable agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in its allocable share of the tax basis of the tangible and intangible assets of Purple LLC. Because of the Business Combination, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the tax receivable agreement, the tax receivable agreement liability totaled $171.9 million and $172.0 million at March 31, 2021 and December 31, 2020, respectively. During the first quarter, a payment of $0.6 million was made combined with a $0.2 million decrease in tax receivable agreement expense due to a state tax rate change. These decreases were offset by $0.8 million related to current year exchanges that were recorded as a decrease to additional paid-in capital in the consolidated statement of stockholders’ equity. The tax receivable agreement expense incurred in the first quarter of 2020 was $0.1 million.

Income Tax (Expense) Benefit

Our income tax expense was $4.7 million for the three months ended March 31, 2021, compared to an income tax benefit of $0.3 million for the three months ended March 31, 2020. Income tax expense for the three months ended March 31, 2021 was primarily the result of no longer having a full valuation allowance and the decrease in noncontrolling interest.

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net income attributed to noncontrolling interests was $0.1 million and $11.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in the net income level attributed to noncontrolling interests resulted from the noncontrolling ownership interest declining from 56.2% at March 31, 2020 to 1.0% at March 31, 2021.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions are $103.8 million and $103.2 million, respectively, as of March 31, 2021 compared to $123.0 million and $96.9 million, respectively, as of December 31, 2020. Cash used for purchases of property and equipment increased from $4.5 million during the first quarter of 2020 to $12.3 million during the first quarter of 2021. This increase primarily resulted from enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, opening several new Company showrooms, and continuing to build out our new manufacturing facility in Georgia that began operations on March 3, 2021.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate its adverse impact. Given the initial difficultly in predicting how long the pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. We ended most of the cash preservation programs and returned to full production to meet increased demand during the second half of 2020. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from our DTC business, amounts available under our new line of credit, continued demand of our products in the wholesale channel and continuing ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On September 3, 2020, we paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest.

Also on September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the Term Loan and revolving line of credit are based on Purple LLC’s leverage ratio and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. As of March 31, 2021, there was no balance outstanding on the revolving credit facility. Proceeds from the Term Loan were used to retire all indebtedness associated with the Related Party Loan.

During the three months ended March 31, 2021, 6.6 million sponsor warrants were exercised on a cash and cashless basis resulting in the issuance of 2.3 million shares of Class A common stock. The proceeds received for the cash exercise was $0.1 million. At March 31, 2021, there were 1.9 million sponsor warrants outstanding.

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

If cash flow from operations or available financing under the 2020 Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from the COVID-19 pandemic, political or social unrest, other macroeconomic factors and approval from the lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if offered, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the tax receivable agreement. As of March 31, 2021, the tax receivable agreement liability reflected in our consolidated balance sheet is $171.9 million of which $5.9 million is presented as a short-term liability.

Cash Flows for the Three months Ended March 31, 2021 and 2020

The following summarizes our cash flows for the three months ended March 31, 2021 and 2020 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(9,391)	$(264)
Net cash used in investing activities	(12,354)	(6,848)
Net cash provided by financing activities	2,605	12
Net decrease in cash	(19,140)	(7,100)
Cash, beginning of the period	122,955	33,478
Cash, end of the period	$103,815	$26,378

Three months ended March 31, 2021 Compared to the Three months ended March 31, 2020

Cash used in operating activities was $9.4 million for the three months ended March 31, 2021 compared to $0.3 million for the three months ended March 31, 2020. This increase in cash used in operations primarily resulted from a $15.1 million decrease in operating cash flows related to unfavorable net changes in operating assets and liabilities for the three months ended March 31, 2021 compared to the corresponding period in the prior year. This decrease consisted of less cash from unfavorable changes in period-over-period fluctuations in accounts receivable and liabilities, offset in part by increases in cash related to favorable changes in year-over-year fluctuations in inventory and other assets. The impact of this was offset in part by $6.0 million in cash provided by operating incomes which was mainly driven by increased DTC sales.

Cash used in investing activities was $12.4 million for the three months ended March 31, 2021 compared to $6.8 million for the three months ended March 31, 2020. This increase primarily resulted from enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, opening several new Company showrooms, and continuing to expand our manufacturing capacity in our new manufacturing facility in Georgia that began operations on March 3, 2021.

Cash provided by financing activities during the three months ended March 31, 2021 was $2.6 million compared to a minimal amount of cash provided by financing activities during the three months ended March 31, 2020. Financing activities in the first quarter of 2021 included $4.1 million in proceeds from an InnoHold indemnification payment and $0.2 million of proceeds from warrant and stock option exercises, offset in part by a $0.6 million principal payment on the term loan, a $0.6 million payment for the tax receivable agreement and member distributions of $0.5 million.

Critical Accounting Policies

For a description of our critical accounting policies, refer to Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Contractual Obligations

Our contractual obligations and other commercial commitments as of March 31, 2021 are summarized below:

(in thousands)	Payment Due By Period
Contractual Obligations	2021(1)	2022	2023	2024	2025	Thereafter	Total Obligations
Debt (2)	$1,688	$2,531	$3,375	$3,656	$32,625	$—	$43,875
Interest payments (3)	1,263	1,606	1,502	1,386	850	—	6,607
Operating lease obligations (4)	4,819	8,432	7,851	7,874	7,903	62,996	99,875
Purchase obligations	112	150	150	150	150	1,122	1,834
Total (4)	$7,882	$12,719	$12,878	$13,066	$41,528	$64,118	$152,191

(1) – Excludes amounts due during the three months ended March 31, 2021.

(2) – Excludes amounts due under the revolving credit line since no amounts have been borrowed against it.

(3) – Includes quarterly commitment fee payments based on unused portion of revolving credit line.

(4) – Excludes $6.6 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2021.

Seasonality and Cyclicality

We believe that sales of our products are typically subject to seasonality corresponding to different periods of the consumer spending cycle, holidays and other seasonal factors. Our sales may also vary with the performance of the broader economy consistent with the market.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weakness described below and as previously disclosed in our Form 10-K/A filed May 10, 2021, the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weakness described below.

Our internal control over financial reporting did not identify an error in the classification of the public and sponsor warrants issued in connection with our IPO and through a simultaneous private placement, which we determined to be a material weakness. This error in classification was brought to our attention when the SEC issued the SEC Statement informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those public and sponsor warrants we issued. We previously classified our public warrants and sponsor warrants as equity. As a result of such misclassification, we restated our previously issued audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2020 and 2019, June 30, 2020 and 2019 and March 31, 2020 and 2019. Such restated financial statements were included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 10, 2021.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, during the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 11 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021 as amended by Form 10-K/A filed on May 10, 2021.

Regulatory and Litigation Risks

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

Also, California recently enacted laws effective in 2021 requiring mattress retailers delivering mattresses via common carrier in California to offer to pick up their customers’ old mattresses at no cost to the customer. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling of mattresses discarded in their states. State and local bedding industry regulations vary among the states in which we operate but generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures.

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

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures, and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require us in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also materially adversely affect our reputation. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

The occurrence of such incidents could also result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and may adversely affect our financial condition and operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

Risks Related to Our Operations

Disruption of operations in our manufacturing facilities, including as a result of, among other things, workplace injuries, pandemics or natural disasters, has and could increase our costs of doing business or lead to delays in shipping our products.

We have two manufacturing plants, which are located in Alpine, Utah and Grantsville, Utah. We began operations on March 3, 2021 at a third manufacturing plant in McDonough, Georgia that manufactures and distributes products. In the future we may also enter into leases for additional manufacturing plants.

Although we can produce some of our products at both Utah sites, we have consolidated production of certain products at each site. Therefore, the disruption of operations of our manufacturing facilities, particularly where manufacturing has been consolidated, for a significant period of time, or even permanently, or disruptions to the scheduled build-out of the Georgia facility such as through a closure related to the COVID-19 pandemic or the loss of the lease, may increase our costs of doing business and lead to delays in shipping our products to customers. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19 or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. On March 18, 2020, Magna, Utah was the epicenter of a 5.7 magnitude earthquake that was felt approximately 20 miles away at our Grantsville, Utah manufacturing plant but not felt at our Alpine, Utah manufacturing plant. Since that date, there have been approximately one-thousand aftershocks. Though no damage occurred at either manufacturing plant from the 5.7 earthquake or its aftershocks, continued or increased earthquake activity in the area could disrupt manufacturing and other operating activities, which could adversely affect our business.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
3.1(1)	Amended and Restated Bylaws
3.2(2)	Amendment No. 1 to the Amended and Restated Bylaws
10.1*	First Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021.
10.2*	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed February 8, 2018.

(2)	Previously filed as an Exhibit to the Annual Report on Form 10-K filed March 11, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: May 17, 2021	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)