Form 10-Q
period 2021-06-30
Purple Innovation, Inc.
filed 2021-08-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

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

As of August 6, 2021, 66,371,411 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$110,081	$122,955
Accounts receivable, net	25,104	29,111
Inventories, net	64,795	65,726
Prepaid inventory	1,799	826
Other current assets	14,972	10,453
Total current assets	216,751	229,071
Property and equipment, net	87,496	61,486
Operating lease right-of-use assets	54,334	41,408
Intangible assets, net	10,376	9,945
Deferred income taxes	209,048	211,244
Other long-term assets	1,458	1,578
Total assets	$579,463	$554,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,419	$69,594
Accrued sales returns	6,962	8,428
Accrued compensation	9,207	14,209
Customer prepayments	17,334	6,253
Accrued sales tax	3,596	6,015
Accrued rebates and allowances	6,870	10,891
Operating lease obligations – current portion	4,255	3,235
Other current liabilities	13,733	13,583
Total current liabilities	120,376	132,208
Debt, net of current portion	40,403	41,410
Operating lease obligations, net of current portion	67,924	48,936
Warrant liabilities	14,529	92,708
Tax receivable agreement liability, net of current portion	166,413	165,426
Other long-term liabilities, net of current portion	8,294	6,503
Total liabilities	417,939	487,191

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 66,371 issued and outstanding at June 30, 2021 and 63,914 issued and outstanding at December 31, 2020	7	6
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at June 30, 2021 and 536 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	403,071	333,047
Accumulated deficit	(242,454)	(265,856)
Total stockholders’ equity	160,624	67,197
Noncontrolling interest	900	344
Total stockholders’ equity	161,524	67,541
Total liabilities and stockholders’ equity	$579,463	$554,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$182,586	$165,096	$369,015	$287,471
Cost of revenues	100,899	83,465	199,804	152,658
Gross profit	81,687	81,631	169,211	134,813
Operating expenses:
Marketing and sales	59,844	39,423	114,212	76,107
General and administrative	22,461	8,677	36,987	16,225
Research and development	1,923	1,580	3,646	3,025
Total operating expenses	84,228	49,680	154,845	95,357
Operating income (loss)	(2,541)	31,951	14,366	39,456
Other income (expense):
Interest expense	(569)	(1,424)	(1,139)	(2,813)
Other income (expense), net	26	16	(42)	106
Change in fair value – warrant liabilities	4,860	(130,264)	14,007	(108,631)
Tax receivable agreement expense	(381)	(32,823)	(207)	(32,945)
Total other income (expense), net	3,936	(164,495)	12,619	(144,283)
Net income (loss) before income taxes	1,395	(132,544)	26,985	(104,827)
Income tax benefit (expense)	1,167	35,428	(3,484)	35,712
Net income (loss)	2,562	(97,116)	23,501	(69,115)
Net income (loss) attributable to noncontrolling interest	(16)	(3,841)	99	7,325
Net income (loss) attributable to Purple Innovation, Inc.	$2,578	$(93,275)	$23,402	$(76,440)

Net income (loss) per share:
Basic	$0.04	$(3.19)	$0.36	$(2.94)
Diluted	$(0.03)	$(3.19)	$0.14	$(2.94)

Weighted average common shares outstanding:
Basic	66,277	29,277	65,439	25,976
Diluted	66,864	29,277	68,341	25,976

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Equity	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity	Interest	Equity
Balance - December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax Receivable Agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541
Net income (loss)	—	—	—	—	—	2,578	2,578	(16)	2,562
Stock-based compensation	—	—	—	—	1,113	—	1,113	—	1,113
Exercise of warrants	1	—	—	—	26	—	26	—	26
Exercise of stock options	45	—	—	—	369	—	369	—	369
Tax Receivable Agreement liability	—	—	—	—	(3)	—	(3)	—	(3)
Deferred income taxes	—	—	—	—	3	—	3	—	3
Accrued distributions	—	—	—	—	(87)	—	(87)	—	(87)
Issuance of common stock	22	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(192)	—	(192)	192	—
Balance – June 30, 2021	66,371	$7	448	$—	$403,071	$(242,454)	$160,624	$900	$161,524

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)
Balance – December 31, 2019	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income	—	—	—	—	—	16,835	16,835	11,166	28,001
Stock-based compensation	—	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	17	—	17	—	17
Tax Receivable Agreement liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Issuance of common stock	3	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$2,792	$(12,154)	$(9,357)	$8,668	$(689)
Net loss	—	—	—	—	—	(93,275)	(93,275)	(3,841)	(97,116)
Stock-based compensation	—	—	—	—	962	—	962	—	962
Exchange of stock	12,760	1	(12,760)	(1)	—	—	—	—	—
Exercise of warrants	1	—	—	—	19	—	19	—	19
Exercise of stock options	5	—	—	—	(61)	—	(61)	—	(61)
Tax Receivable Agreement liability	—	—	—	—	56,857	—	56,857	—	56,857
Deferred income taxes	—	—	—	—	(45,266)	—	(45,266)	—	(45,266)
Accrued distributions	—	—	—	—	(4,327)	—	(4,327)	—	(4,327)
Issuance of common stock	80	1	—	—	—	—	1	—	1
Impact of transactions affecting NCI	—	—	—	—	6,453	—	6,453	(6,453)	—
Balance – June 30, 2020	36,468	$4	17,510	$2	$17,429	$(105,429)	$(87,994)	$(1,626)	$(89,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,501	$(69,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,544	3,816
Non-cash interest	257	2,791
Change in fair value – warrant liabilities	(14,007)	108,631
Tax receivable agreement expense	207	32,945
Stock-based compensation	1,592	1,212
Non-cash lease expense	2,058	1,400
Deferred income taxes	3,170	(44,007)
Changes in operating assets and liabilities:
Accounts receivable	4,007	9,663
Inventories	931	7,807
Prepaid inventory and other assets	(2,263)	(3,049)
Accounts payable	(11,783)	903
Accrued sales returns	(1,466)	4,678
Accrued compensation	(5,002)	2,374
Customer prepayments	11,081	2,080
Accrued rebates and allowances	(4,021)	(891)
Operating lease obligations	(1,273)	(849)
Other accrued liabilities	936	11,957
Net cash provided by operating activities	11,469	72,346

Cash flows from investing activities:
Purchase of property and equipment	(26,162)	(8,010)
Investment in intangible assets	(285)	(2,435)
Net cash used in investing activities	(26,447)	(10,445)

Cash flows from financing activities:
Payments on term loan	(1,125)	—
Proceeds from InnoHold indemnification payment	4,142	—
Tax receivable agreement payments	(628)	—
Distributions to members	(853)	—
Proceeds from exercise of warrants	116	23
Proceeds from exercise of stock options	452	—
Net cash provided by financing activities	2,104	23

Net (decrease) increase in cash	(12,874)	61,924
Cash and cash equivalents, beginning of the year	122,955	33,478
Cash and cash equivalents, end of the period	$110,081	$95,402

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$858	$22
Cash paid during the year for income taxes	$4,434	$72

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,367	$1,025
Non-cash leasehold improvements	$3,239	$615
Accrued distributions	$—	$4,523
Tax receivable agreement liability	$780	$45,266
Deferred income taxes	$974	$56,636
Exercise of liability warrants	$64,172	$23

The accompanying notes are an integral part of these consolidated financial statement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc. collectively with its subsidiary (the “Company” or “Purple Inc.”) is a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its direct-to-consumer (“DTC”) online channels, retail brick-and-mortar wholesale partners, Company showrooms, and third-party online retailers.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As of June 30, 2021, Purple Inc. held approximately 99% of the common units of Purple LLC and Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A filed May 10, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or other future year.

On December 31, 2020, the Company ceased to be an emerging growth company (“EGC”) and was no longer exempt from certain reporting requirements that apply to public companies. As an EGC prior to this date, Purple Inc. had elected to use extended transition periods available to private companies for complying with new or revised accounting standards.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2021, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held approximately 1% of the economic interest in Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on net income (loss), cash flows or stockholders’ equity previously reported.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty returns, warrant liability, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which required an entity to recognize lease liabilities and assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. Because the Company ceased to be an EGC on December 31, 2020, the standard became effective for the Company for its annual reporting period beginning January 1, 2020, and interim reporting periods within the annual period beginning January 1, 2020. The adoption of ASC 842 and all related amendments using the modified retrospective transition approach effective for the Company’s annual reporting period beginning January 1, 2020 resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. Pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to operating lease ROU assets in connection with the adoption. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

The Company determines if an agreement contains a lease at the inception of a contract. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company accounted for its public warrants in accordance with ASC 815 – Derivatives and Hedging—Contracts in Entity’s Own Equity, under which these warrants did not meet the criteria for equity classification and were recorded as liabilities. Since the public warrants met the definition of a derivative as contemplated in ASC 815, these warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of the public warrants based on their public trading price. All of the public warrants were exercised during fiscal 2020.

The Company accounts for its sponsor warrants in accordance with ASC 815, under which these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Since the sponsor warrants meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. At June 30, 2021, there were 1.9 million sponsor warrants outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(In thousands)	Level	June 30, 2021	December 31, 2020
Sponsor warrants	3	$14,529	$92,708

All of the public warrants (a Level 1 fair value liability) and all of the incremental loan warrants (a Level 3 fair value liability) were exercised during 2020.

The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2021 and 2020:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2020	$92,708	$—	$92,708
Fair value transfer to Level 1 measurement	(64,172)	—	(64,172)
Change in valuation inputs(1)	(14,007)	—	(14,007)
Fair value as of June 30, 2021	$14,529	$—	$14,529

Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Fair value of warrants exercised	(763)	—	(763)
Change in valuation inputs(1)	30,806	25,336	56,142
Fair value as of June 30, 2020	$37,732	$46,958	$84,690

(1)	Changes in valuation inputs are recognized in the change in fair value – warrant liabilities in the Consolidated Statements of Income.

Income Taxes

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of Class A Common Stock, par value $0.0001 per share (the “Class A Stock”), outstanding each period. Diluted net income (loss) per share adds to those shares the incremental shares that would have been outstanding and potentially dilutive assuming exchanges of the Company’s outstanding warrants, stock options and shares of Class B Common Stock, par value $0.0001 per share (the “Class B Stock”), for Class A Stock, and the vesting of unvested and restricted Class A Stock. An anti-dilutive impact represents an increase in net income per share or a reduction in net loss per share resulting from the conversion, exercise or contingent issuance of certain securities.

The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and stock options exercisable for shares of Class A Stock and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The interest rate on the Company’s term loan is based on LIBOR. The Company plans to apply the amendments in this update to account for any contract modifications that result from changes in the reference rate used. The Company does not expect these amendments to have a material impact on its condensed consolidated financial statements and related disclosures.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The adoption of this standard by the Company on January 1, 2021 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. Since the Company was considered an SRC on the deferral date of this standard, the guidance is effective for the Company’s interim and annual financial periods beginning January 1, 2023. ASU 2016-13 is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost and do not expect that adoption will have a material impact on its consolidated financial statements or related disclosures.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Channel	2021	2020	2021	2020
Direct-to-consumer	$116,219	$145,180	$241,123	$225,867
Wholesale partner	66,367	19,916	127,892	61,604
Revenues, net	$182,586	$165,096	$369,015	$287,471

	Three Months Ended June 30,		Six Months Ended June 30,
Product	2021	2020	2021	2020
Bedding	$166,708	$150,503	$338,551	$265,004
Other	15,878	14,593	30,464	22,467
Revenues, net	$182,586	$165,096	$369,015	$287,471

Contract Balances

Payment for sale of products through the direct-to-consumer online channels, third-party online retailers, Company showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $17.3 million and $6.3 million at June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, the Company recognized all revenue that was deferred in customer prepayments at March 31, 2021 and 2020, respectively.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$36,315	$26,372
Work-in-process	1,991	3,593
Finished goods	27,446	36,280
Inventory obsolescence reserve	(957)	(519)
Inventories, net	$64,795	$65,726

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$45,037	$30,508
Equipment in progress	20,175	18,648
Leasehold improvements	24,716	15,758
Furniture and fixtures	8,566	5,160
Office equipment	4,191	3,185
Total property and equipment	102,685	73,259
Accumulated depreciation	(15,189)	(11,773)
Property and equipment, net	$87,496	$61,486

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2021 or December 31, 2020. Depreciation expense was $1.9 million and $3.5 million during the three and six months ended June 30, 2021, respectively, and totaled $1.4 million and $2.6 million during the three and six months ended June 30, 2020, respectively.

6. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while retail showrooms have initial lease terms of up to seven years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.8 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$2,064	$1,267	$3,871	$2,475
Variable lease costs	482	18	577	26
Short-term lease costs	68	61	124	119
Total lease costs	$2,614	$1,346	$4,572	$2,620

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2021 (in thousands):

2021 (excluding the six months ended June 30, 2021) (1)	$2,028
2022	8,941
2023	8,412
2024	8,457
2025	8,499
Thereafter	63,966
Total operating lease payments	100,303
Less – lease payments representing interest	(28,124)
Present value of operating lease payments	$72,179

(1)	– Amount consists of $3.5 million of undiscounted cash flows offset by $1.5 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2021.

As of June 30, 2021 and December 31, 2020, the weighted-average remaining term of operating leases was 11.9 years and 11.8 years, respectively, and the weighted-average discount rate of operating leases was 5.54% and 6.18%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in present value of operating lease liabilities	$465	$426	$1,273	$849
Right-of-use assets obtained in exchange for operating lease liabilities	2,467	34	14,984	2,415

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Warranty accrual – current portion	$3,925	$2,806
Long-term debt – current portion	2,009	$2,004
Tax receivable agreement liability – current portion	5,916	6,545
Insurance financing	696	910
Other	1,187	1,318
Total other current liabilities	$13,733	$13,583

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term loan	$43,313	$44,438
Less: unamortized debt issuance costs	(901)	(1,024)
Total debt	42,412	43,414
Less: current portion of debt	(2,009)	(2,004)
Long-term debt, net	$40,403	$41,410

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

The 2020 Credit Agreement includes representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2020 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. As of June 30, 2021, the Company was in compliance with all of the covenants related to the 2020 Credit Agreement.

The $55.0 million revolving credit facility established under the 2020 Credit Agreement has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants and events of default. As of June 30, 2021, there was no balance outstanding on the revolving credit facility.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Interest expense under the 2020 Credit Agreement totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

Related Party Loan

On March 27, 2020, the Company entered into an amendment to Purple LLC’s Credit Agreement dated February 3, 2018 and all subsequent amendments and agreements (collectively referred to as the “Related Party Loan”) that provided for the deferral of the full amount of the interest payment due on March 31, 2020 and June 30, 2020 to reduce cash disbursements during the COVID-19 pandemic. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 - Debt. Interest expense on the Related Party Loan was $1.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively, all of which was paid-in-kind through additions to the principal amount.

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

For the three and six months ended June 30, 2020, the Company recognized losses of $39.0 million and $25.3 million, respectively, in its condensed consolidated statements of operations related to increases in the fair value of the Incremental Loan Warrants. The fair value of the Incremental Loan Warrants was calculated using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model. The following are the assumptions used in calculating fair value on June 30, 2020:

Trading price of common stock on measurement date	$18.00
Exercise price	$—
Risk free interest rate	0.24%
Warrant life in years	3.7
Expected volatility	50.57%
Expected dividend yield	—
Probability of warrant re-price	100.00%

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

During the six months ended June 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. The 1.9 million sponsor warrants outstanding at June 30, 2021 had a fair value of $14.5 million. All of the public warrants were exercised during fiscal 2020.

The Company used public trading prices of the public warrants to determine their fair value. The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	June 30,
	2021	2020
Trading price of common stock on measurement date	$26.41	$18.00
Exercise price	$5.75	$5.75
Risk free interest rate	0.25%	0.18%
Warrant life in years	1.6	2.6
Expected volatility	52.14%	43.65%
Expected dividend yield	—	—

During the three and six months ended June 30, 2021, the Company recognized gains of $4.9 million and $14.0 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period. For the three and six months ended June 30, 2020, the Company recognized losses of $91.3 million and $83.3 million, respectively, in its condensed consolidated statements of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Warranty accrual	$11,278	$8,397
Other	941	912
Total	12,219	9,309
Less: current portion of warranty accrual	(3,925)	(2,806)
Other long-term liabilities, net of current portion	$8,294	$6,503

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the six months ended June 30, 2021, the Company paid $0.9 million in tax distributions under the Third Purple LLC Agreement. At June 30, 2021, the Company’s condensed consolidated balance sheet had a minimal amount of accrued tax distributions included in other current liabilities.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company in Grantsville, Utah. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of June 30, 2021, the early termination penalty was $0.8 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

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

On May 21, 2021, 7.3 million shares of Class A common stock were sold in a secondary offering by the Coliseum Investors at a price of $30.00 per share. The Company did not receive any of the proceeds from the secondary offering. The underwriting discount, commission and other related costs incurred by the Company for the secondary offering totaled $7.9 million and was recorded in May 2021 as general and administrative expense.

The holders of the Incremental Loan Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering the Warrants (and any shares of Class A Stock issuable upon the exercise of the Warrants). The registration statement was declared effective on May 17, 2019 On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the exercised Incremental Loan Warrants.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The right of a holder of Paired Securities to exchange may be limited by the Company if it reasonably determines in good faith that such restrictions are required by applicable law (including securities laws), such exchange would not be permitted under other agreements of such holder with the Company or its subsidiaries, including the Third Purple LLC Agreement, or if such exchange would cause Purple LLC to be treated as a “publicly traded partnership” under applicable tax laws.

The Company and each holder of Paired Securities shall bear its own expense regarding the exchange except that the Company shall be responsible for transfer taxes, stamp taxes and similar duties.

During the six months ended June 30, 2021 and 2020, 0.1 million and 13.9 million, respectively, of Paired Securities were exchanged for shares of Class A Stock.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties are engaged in litigation discovery and recently exchanged affidavits of documents. In June of 2021 the parties were scheduled to attend examinations for discovery. These discoveries were adjourned to allow the parties to negotiate formal terms of settlement.

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. If successful, this litigation could result in a refund of some or all of the Section 301 duties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. Briefing is complete on ReST’s motion to compel arbitration, and the Court held a hearing on May 25, 2021 to hear arguments from the lawyers. The court has not yet rendered a decision on this issue. On March 5, 2021, Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, filed a motion to dismiss the claims set forth in Case II, and briefing on the motion to dismiss is complete, but the motion will not likely be heard until after the Court rules on ReST’s motion to compel arbitration, which is still pending. Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this early stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

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

On June 8, 2021, Serta Simmons Bedding, LLC (“SSB”) filed a Complaint against the Company in the Superior Court of Gwinnett County, Georgia, Case No. 21-A-04413-1 (the “Georgia Litigation”). SSB’s Complaint alleges that the Company intentionally interfered with SSB’s business and contractual relations and violated the Georgia Trade Secrets Act by hiring one of SSB’s former employees in the face of a purportedly valid 2015 noncompete agreement. SSB seeks compensatory damages, punitive damages, equitable relief, and attorneys’ fees as a result of the conduct alleged in the Complaint. SSB also initiated arbitration against its former employee who Purple LLC has agreed to indemnify, subject to certain conditions. On July 9, 2021, the Company filed its own Complaint in the Fourth Judicial District Court of Salt Lake County, Utah, Case No. 21040011 (the “Utah Litigation”), seeking: (1) a declaratory judgment that the arbitration clause in the former employee’s 2015 noncompete agreement is unenforceable, (2) a declaratory judgment that the restrictive covenants in the former employee’s 2015 noncompete agreement are unenforceable, and (3) an order enjoining arbitration proceedings initiated by SSB and currently pending against the former employee. On July 12, 2021, the Company filed an Answer to SSB’s Complaint in the Georgia Litigation, denying all allegations of unlawful conduct, and further moved to dismiss the Georgia Litigation on the grounds that Georgia is an inconvenient forum and the parties’ dispute should instead be litigated in Utah. SSB’s response is due on August 16, 2021. The court is expected to render a decision on the Company’s motion to dismiss the Georgia Litigation in September 2021. The Company continues to deny that any illegal or wrongful conduct occurred and intends to continue to defend against SSB’s claims vigorously. At this time, the Company is unable to determine whether an unfavorable outcome is probable and declines to express an opinion as to an amount or range of potential loss that may result from the litigation.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board of Directors (the “Board”). Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make the Related Party Loan in an aggregate principal amount of $25.0 million pursuant to an agreement entered into as part of the Business Combination. In conjunction with this agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock. In 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In accordance with an amendment to the Related Party Loan dated March 27, 2020, the Company did not make any cash interest payments to the Lenders during the first and second quarters of 2020. On September 3, 2020, the Company paid $45.0 million to retire, in full, the Related Party Loan. The payment included the $25.0 million original loan under the agreement, $10.0 million for the subsequent incremental loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest. In connection with the Business Combination, the Company entered into a subscription agreement with CCP and Blackwell, pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A Stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A Stock to CCP, Blackwell, and CDF. The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A Stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A Stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

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

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, (wholly owned by TNT Holdings) and InnoHold (the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of the Company and retired from the Board in August 2020.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed the Company that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. The Company incurred $0.2 million and $0.2 million in rent expense to TNT Holdings for the building lease of the Alpine facility for the three months ended June 30, 2021 and 2020, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. The Company continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production.

During the six months ended June 30, 2021, certain current and former employees of the Company who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A Stock.

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

In connection with the Business Combination, to secure payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million. On February 3, 2021, the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million being held in escrow. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital in the condensed consolidated balance sheet.

During the six months ended June 30, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.4 million in required tax distributions pursuant to the Third Purple LLC Agreement.

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At June 30, 2021, 66.4 million shares of Class A Stock were outstanding.

In accordance with the terms of the Business Combination, approximately 1.3 million shares of Class A Stock were subject to vesting and forfeiture. The shares of Class A Stock subject to vesting will be forfeited eight years from the Closing, unless any of the following events (each a “Triggering Event”) occurs prior to that time:(i) the closing price of the Class A Stock on the principal exchange on which it is listed is at or above $12.50 for 20 trading days over a thirty trading day period (subject to certain adjustments), (ii) a change of control of the Company, (iii) a “going private” transaction by the Company pursuant to Rule 13e-3 under the Exchange Act or such other time as the Company ceases to be subject to the reporting obligations under Section 13 or 15(d) of the Exchange Act, or (iv) the time that the Company’s Class A Stock ceases to be listed on a national securities exchange. During fiscal 2020, a Triggering Event occurred as the closing price of the Class A Stock on the principal exchange on which it is listed was at or above $12.50 for 20 trading days over a thirty-trading day period. Accordingly, these shares of Class A Stock are no longer subject to vesting or forfeiture.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In connection with the Business Combination, approximately 44.1 million shares of Class B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A Stock that it sold. All of the 0.4 million shares of Class B Stock outstanding at June 30, 2021 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2021, there were no shares of preferred stock outstanding.

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

During the six months ended June 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. At June 30, 2021, there were 1.9 million warrants outstanding all of which were sponsor warrants.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At June 30, 2021, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As a result, $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released during 2020 and recorded as an income tax benefit. The deferred tax assets at June 30, 2021 totaled $209.0 million, which is net of a $70.4 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $18.4 million in the valuation allowance from December 31, 2020 to June 30, 2021, primarily as a result of an increase in the residual outside partnership basis.

The Company currently estimates its annual effective income tax rate to be 27.30%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liability and state and local income taxes.

For the six months ended June 30, 2021, the Company has recorded income tax expense of $3.5 million. The effective tax rate for the six months ended June 30, 2021 was 12.91%, which is less than the federal statutory rate because the gain related to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and the subsequent exchanges of Class B Units for Class A Stock, the potential future tax receivable agreement liability is $172.3 million. Of the tax receivable agreement liability recorded during the six months ended June 30, 2021, $0.8 million relates to current year exchanges and was recorded as an adjustment to stockholders’ equity and $0.2 million was recorded as expense in the condensed consolidated statement of operations to reflect the impact of the change in rate associated with state income taxes.

The Company has no federal net operating loss (“NOL”) carryforwards after utilization of the remaining carryforwards in 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2021, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Purple Innovation, Inc.-basic	$2,578	$(93,275)	$23,402	$(76,440)
Less: Dilutive effect of change in fair value – warrant liabilities	(4,860)	—	(14,007)	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$(2,282)	$(93,275)	$9,395	$(76,440)
Denominator
Weighted average shares—basic	66,277	29,277	65,439	25,976
Add: Dilutive effect of equity awards	587	—	2,902	—
Weighted average shares—diluted	66,864	29,277	68,341	25,976
Net income (loss) per common share:
Basic	$0.04	$(3.19)	$0.36	$(2.94)
Diluted	$(0.03)	$(3.19)	$0.14	$(2.94)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and six months ended June 30, 2021, the Company excluded 0.4 million and 0.5 million, respectively, of Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the three months ended June 30, 2020, the Company excluded 24.7 million of Paired Securities convertible into shares of Class A Stock and 4.6 million shares of Class A Stock issuable upon conversion of certain Company warrants, stock options and Class A shares subject to vesting as the effect was anti-dilutive. For the six months ended June 30, 2020, the Company excluded 27.5 million of Paired Securities convertible into shares of Class A Stock and 4.1 million shares of Class A Stock issuable upon conversion of certain Company warrants, stock options and Class A shares subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of June 30, 2021, an aggregate of 1.8 million shares remain available for issuance or use under the 2017 Incentive Plan.

Class A Stock Awards

In May 2021, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company recognized $0.6 million in expense during the three months ended June 30, 2021 which represented the fair value of the stock award on the grant date.

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

Fair market value	$11.71
Exercise price	$32.28
Risk free interest rate	0.45%
Expected term in years	3.46
Expected volatility	52.46%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2021:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2021	2,234	$8.71	3.5	$54,133
Granted	55	32.28	—	—
Exercised	(56)	8.11	—	—
Forfeited/cancelled	(13)	8.26	—	—
Options outstanding as of June 30, 2021	2,220	$9.31	3.0	$38,278

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of June 30, 2021 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	210	2.64	106	2.64	$2,186
5.95	538	2.25	359	2.25	7,339
6.51	241	2.89	111	2.89	2,216
6.65	173	2.86	77	2.86	1,525
7.99	19	3.42	6	3.42	118
8.17	225	3.26	83	3.26	1,510
8.32	187	3.00	56	3.00	1,016
8.55	179	3.26	75	3.26	1,335
12.76	25	3.70	8	3.70	107
13.12	186	3.88	57	3.88	757
15.12	3	3.88	1	3.88	12
21.70	179	4.25	—	—	—
32.28	55	4.71	—	—	—

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2021:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2021	1,568	$3.20
Granted	55	11.71
Vested	(329)	2.27
Forfeited	(13)	2.59
Nonvested options as of June 30, 2021	1,281	$3.81

The estimated fair value of Company stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. For the three and six months ended June 30, 2021, the Company recognized stock option expense of $0.5 million and $0.9 million, respectively. The Company recorded stock option expense of $0.4 million and $0.6 million during the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, outstanding stock options had $4.3 million of unrecognized stock compensation cost with a remaining recognition period of 2.1 years.

Employee Restricted Stock Units

In May 2021, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain management of the Company. The restricted stock units have a grant date fair value of $28.52 per share and vest over a four-year period. The estimated fair value of the restricted stock units is measured on the grant date and is recognized over the vesting period on a straight-line basis. The Company recognized a minimal restricted stock unit expense for both the three and six months ended June 30, 2021,

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2021:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2021	—	$—
Granted	15	28.52
Vested	—	—
Forfeited	—	—
Nonvested restricted stock units as of June 30, 2021	15	$28.52

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. As of June 30, 2021, 0.4 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders.

Aggregate Non-Cash Stock-Based Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period. The table below summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Stock-Based Compensation	2021	2020	2021	2020
Cost of revenues	$44	$45	$89	$80
Marketing and sales	114	88	218	148
General and administrative	951	507	1,275	659
Research and development	4	322	10	325
Total non-cash stock-based compensation	$1,113	$962	$1,592	$1,212

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our DTC online channels, retail brick-and-mortar wholesale partners, third-party online retailers and Company showrooms.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. In connection with the Business Combination, InnoHold retained an 82% economic interest in Purple LLC. InnoHold subsequently transferred a portion of its Class B Units to permitted transferees and exchanged its remaining shares for shares of Class A Stock that it sold. At June 30, 2021, Purple Inc. had a 99% economic interest in Purple LLC while other Class B Unit holders had the remaining 1%.

COVID-19 Pandemic Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we have taken precautionary measures recommended by the appropriate national and state health agencies to manage our resources and mitigate the adverse impact of the pandemic, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate.

Despite the ongoing challenges from COVID-19, we have been able to capitalize on the opportunities created by this situation. We were able to continue serving our customers through our DTC channel, as strong consumer demand for our premium, differentiated product offerings shifted to our DTC channel throughout 2020. We experienced a sharp decline in the wholesale side of our business during the second quarter of 2020 as temporary shutdowns of non-essential businesses and shelter-at-home directives occurred in most U.S. states. As the shutdowns were lifted and stores began to open again, demand through the wholesale channel has increased and customer demand in 2021 has shifted to wholesale and DTC levels we were experiencing prior to the COVID-19 pandemic. All of our showrooms are currently open and we have continued with our expansion plans by opening four new showrooms since the beginning of 2021.

Our supply chain has not been significantly affected by COVID-19. Suppliers in China were temporarily closed because of the pandemic, but we had sufficient inventory on hand to meet our production needs. These suppliers have resumed production and are able to supply materials as needed. Most of our domestic suppliers have been able to continue operations and provide necessary materials when needed. We have experienced some constraints from certain suppliers due to our increased production to meet demand. We have also experienced some shipping delays in the delivery of our product to our customers. This is due to the increased nationwide demand placed on delivery companies.

Although we have taken measures to protect our business, we cannot predict the specific duration for which precautionary measures relating to COVID-19 will stay in effect, and we may elect or be required to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution center, and relationships with our suppliers and customers. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce, liquidity available under our line of credit, and continuing resumption and ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

While most state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in cases of COVID-19 or one of its variants could prompt a return to tighter restrictions in certain areas of the country. Furthermore, while the bedding industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon the industry and our business. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

Isolated Production Challenges

During the second quarter of 2021, following an accident resulting in the death of an employee and subsequent safety improvements involving the Mattress Max machines, the Company encountered isolated production challenges caused by unanticipated mechanical and maintenance issues when bringing the machines back online. As a result, the Company has experienced significantly reduced production levels causing shipment backlogs that unfavorably affected second quarter net revenues and will also adversely impact third quarter net revenues. The Company exited the month of July with production back at planned levels and expects to be out of the current backlog position by the end of August. The Company also expects there to be no impact on completing the scheduled addition of new Mattress Max machines as previously announced. The Company is confident that these issues are an isolated event and will have no impact on its ability to scale beyond 2021.

Operating Results for the Three Months Ended June 30, 2021 and 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of income:

	Three Months Ended June 30,
	2021	% of Net Revenues	2020	% of Net Revenues
Revenues, net	$182,586	100.0%	$165,096	100.0%
Cost of revenues	100,899	55.3	83,465	50.6
Gross profit	81,687	44.7	81,631	49.4
Operating expenses:
Marketing and sales	59,844	32.8	39,423	23.9
General and administrative	22,461	12.3	8,677	5.3
Research and development	1,923	1.1	1,580	1.0
Total operating expenses	84,228	46.1	49,680	30.1
Operating income (loss)	(2,541)	(1.4)	31,951	19.4
Other income (expense):
Interest expense	(569)	(0.3)	(1,424)	(0.9)
Other income), net	26	—	16	—
Change in fair value – warrant liabilities	4,860	2.7	(130,264)	(78.9)
Tax receivable agreement expense	(381)	(0.2)	(32,823)	(19.9)
Total other income (expense), net	3,936	2.2	(164,495)	(99.6)
Net income (loss) before income taxes	1,395	0.8	(132,544)	(80.3)
Income tax benefit	1,167	0.6	35,428	21.5
Net income (loss)	2,562	1.4	(97,116)	(58.8)
Net loss attributable to noncontrolling interest	(16)	—	(3,841)	(2.3)
Net income (loss) attributable to Purple Innovation, Inc.	$2,578	1.4	$(93,275)	(56.5)

Revenue

Net revenues increased $17.5 million, or 10.6%, to $182.6 million for the three months ended June 30, 2021 compared to $165.1 million for the three months ended June 30, 2020. Our wholesale business generated net revenue growth of $46.5 million, or 233.2% during the second quarter of 2021 while DTC net revenues decreased by $29.0 million, or 19.9%. Net revenue changes associated with our DTC channel relative to our wholesale business reflected a shift in customer demand to levels we were experiencing prior to the COVID-19 pandemic. Our wholesale business was also favorably impacted by wholesale expansion and the prior year second quarter being negatively impacted by the temporary shutdown of wholesale partner operations caused by the pandemic. Net revenues were unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above). The increase in net revenues from a product perspective reflected a $12.2 million increase in mattress sales, a $4.0 million increase in other bedding product sales and a $1.3 million increase in other product sales. This growth was primarily driven by an increase in customer demand.

Cost of Revenues

The cost of revenues increased $17.4 million, or 20.9%, to $100.9 million for the three months ended June 30, 2021 from $83.5 million for the three months ended June 30, 2020. This increase, which reflected a $7.9 million increase in direct material costs, a $9.2 million increase in labor and overhead costs, and a $0.3 million increase in all other costs, was primarily due to increased product sales and higher production and material costs. Our gross profit percentage decreased to 44.7% of net revenues for the three months ended June 30, 2021 compared to 49.4% for the same period in 2020. The decrease in our gross profit percentage was primarily driven by a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel, combined with the impact of isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above).

Marketing and Sales

Marketing and sales expenses increased $20.4 million, or 51.8%, to $59.8 million for the three months ended June 30, 2021 compared to $39.4 million for the three months ended June 30, 2020. The increase was due to an $11.8 million increase in advertising costs due to higher advertising rates in 2021 and advertising costs in 2020 being uncharacteristically low due to the pandemic, a $3.5 million increase in personnel costs related to planned growth of our workforce and a $5.1 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 32.8% for the three months ended June 30, 2021 compared to 23.9% for the comparative prior period. The higher percentage of net revenues in the current quarter was due in part to product sales being unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above) coupled with higher advertising rates in 2021 and advertising costs in the prior year second quarter being uncharacteristically low because of the pandemic.

General and Administrative

General and administrative expenses increased $13.8 million, or 158.9%, to $22.5 million for the three months ended June 30, 2021 from $8.7 million for the three months ended June 30, 2020. The increase was primarily due to an $11.2 million increase in legal and professional fees related to offering costs, consultants, professional staffing and executive placement costs, a $1.4 million increase in personnel costs related to planned growth of our workforce, and a $1.2 million increase in all other expenses.

Research and Development

Research and development costs increased $0.3 million, or 21.7%, to $1.9 million for the three months ended June 30, 2021 from $1.6 million for the three months ended June 30, 2020. The increase was primarily due to an increase in professional services costs related to product development activities.

Operating Income

Operating income decreased $34.5 million to an operating loss of $2.5 million for the three months ended June 30, 2021, from operating income of $32.0 million for the three months ended June 30, 2020. This decrease was due in part to net revenues being unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above) coupled with higher marketing and sales expenses, increased legal and professional fees and increased expenses associated with planned growth of our workforce.

Interest Expense

Interest expense totaled $0.6 million for the three months ended June 30, 2021, as compared to $1.4 million for the three months ended June 30, 2020. The $0.8 million decrease was primarily due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. Interest expense in 2021 also includes amortization of deferred loan costs associated with the 2020 Credit Agreement and fees related to the revolving line of credit.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of our Class A Stock at a price of $5.74 per share, subject to certain adjustments. We accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. We determined the fair value of the Incremental Loan Warrants to be $47.0 million at June 30, 2020. During the three months ended June 30, 2020, we recognized a loss of $39.0 million in our condensed consolidated statement of operations related to the change in fair value of these warrants. There was no gain or loss on the Incremental Loan Warrants for the three months ended June 30, 2021 as they were exercised in 2020.

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at June 30, 2021 had a fair value of $14.5 million. The fair value of the public and sponsor warrants outstanding at June 30, 2020 was $107.1 million. During the three months ended June 30, 2021, we recognized a gain of $4.9 million in our condensed consolidated statement of operations related to a decrease in the fair value of the sponsor warrants exercised during the quarter or that were outstanding at the end of the quarter. During the three months ended June 30, 2020, we recognized a loss of $91.3 million in our condensed consolidated statement of operations related to an increase in the fair value of the public and sponsor warrants exercised during the prior year quarter or that were outstanding at the end of the prior year quarter.

Tax Receivable Agreement Expense

We are party to a tax receivable agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in its allocable share of the tax basis of the tangible and intangible assets of Purple LLC. Because of the Business Combination, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the tax receivable agreement, the tax receivable agreement liability totaled $172.3 million and $172.0 million at June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, we incurred $0.4 million of tax receivable agreement expense due to state tax rate changes. Of the $78.1 million liability recorded during the three months ended June 30, 2020, $45.3 million related to current period exchanges and was recorded as an adjustment to stockholders’ equity and $32.8 was recorded to expense as it related to reestablishing the tax receivable agreement liability related to prior year exchanges.

Income Tax Benefit

Our income tax benefit was $1.2 million for the three months ended June 30, 2021, compared to $35.4 million for the three months ended June 30, 2020. This decrease was primarily due to $32.8 million of the valuation allowance associated with the Company’s federal and state deferred tax assets being released and recorded as an income tax benefit during the three months ended June 30, 2020.

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC as a noncontrolling interest at their aggregate ownership percentage. We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended June 30, 2021 compared to a net loss of $3.8 million for the three months ended June 30, 2020. The decrease in the net income level attributed to noncontrolling interests resulted from the noncontrolling ownership interest declining from approximately 32% at June 30, 2020 to approximately 1% at June 30, 2021.

Operating Results for the Six Months Ended June 30, 2021 and 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2021	% of Net Revenues	2020	% of Net Revenues
Revenues, net	$369,015	100.0%	$287,471	100.0%
Cost of revenues	199,804	54.1	152,658	53.1
Gross profit	169,211	45.9	134,813	46.9
Operating expenses:
Marketing and sales	114,212	31.0	76,107	26.5
General and administrative	36,987	10.0	16,225	5.6
Research and development	3,646	1.0	3,025	1.1
Total operating expenses	154,845	42.0	95,357	33.2
Operating income	14,366	3.9	39,456	13.7
Other income (expense):
Interest expense	(1,139)	(0.3)	(2,813)	(1.0)
Other income (expense), net	(42)	—	106	—
Change in fair value – warrant liabilities	14,007	3.8	(108,631)	(37.8)
Tax receivable agreement expense	(207)	(0.1)	(32,945	(11.5)
Total other income (expense), net	12,619	3.4	(144,283)	(50.2)
Net income (loss) before income taxes	26,985	7.3	(104,827)	(36.5)
Income tax benefit (expense)	(3,484)	(0.9)	35,712	12.4
Net income (loss)	23,501	6.4	(69,115)	(24.0)
Net income attributable to noncontrolling interest	99	—	7,325	2.5
Net income (loss) attributable to Purple Innovation, Inc.	$23,402	6.3	$(76,440)	(26.6)

Revenue

Net revenues increased $81.5 million, or 28.4%, to $369.0 million for the six months ended June 30, 2021 compared to $287.5 million for the six months ended June 30, 2020. During the first six months of 2021, DTC net revenues increased $15.3 million, or 6.8%, while our wholesale business generated net revenue growth of $66.3 million, or 107.6%. Net revenue changes associated with our DTC channel relative to our wholesale business reflected a shift in customer demand to levels we were experiencing prior to the COVID-19 pandemic. Our wholesale business was also favorably impacted by wholesale expansion and the prior year second quarter being negatively impacted by the temporary shutdown of wholesale partner operations caused by the pandemic. Net revenues were unfavorably impacted by the isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above). The increase in net revenues from a product perspective reflected a $58.3 million increase in mattress sales, a $15.3 million increase in other bedding product sales and a $7.9 million increase in other product sales. This growth was primarily driven by an increase in customer demand.

Cost of Revenues

The cost of revenues increased $47.1 million, or 30.9%, to $199.8 million for the six months ended June 30, 2021 compared to $152.7 million for the six months ended June 30, 2020. The increase, which was primarily due to a $26.5 million increase in direct material costs, a $15.4 million increase in labor and overhead costs, and a $5.2 million increase in other costs, was primarily associated with increased product sales and higher production and material costs. The gross profit percentage decreased to 45.9% of net revenues for the six months ended June 30, 2021 from 46.9% for the comparative prior year period. The decrease in our gross profit percentage was primarily driven by a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel, combined with the impact of isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above).

Marketing and Sales

Marketing and sales expenses increased $38.1 million, or 50.1%, to $114.2 million for the six months ended June 30, 2021 compared to $76.1 million for the six months ended June 30, 2020. This increase reflected a $22.9 million increase in advertising costs due to higher advertising rates in 2021 and advertising costs in 2020 being uncharacteristically low due to the pandemic, a $7.7 million increase in personnel costs related to planned growth of our workforce and a $7.5 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 31.0% for the six months ended June 30, 2021 compared to 26.5% for the six months ended June 30, 2020. The higher percentage of net revenues in the first six months of 2021 was due in part to product sales being unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above) coupled with higher advertising rates in 2021 and advertising costs in the prior year second quarter being uncharacteristically low because of the pandemic.

General and Administrative

General and administrative expenses increased $20.8 million, or 128.0%, to $37.0 million for the six months ended June 30, 2021 compared to $16.2 million for the six months ended June 30, 2020. This increase was primarily due to a $14.3 million increase in legal and professional fees related to offering costs, consultants, professional staffing and executive placement costs, a $3.3 million increase related to planned increases in our workforce, and a $3.2 million increase in all other expenses.

Research and Development

Research and development costs increased $0.6 million, or 20.5%, to $3.6 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020. This increase was primarily due to an increase in professional services costs related to product development activities.

Operating Income

Operating income decreased $25.1 million, or 63.6%, to $14.4 million for the six months ended June 30, 2021, from operating income of $39.5 million for the six months ended June 30, 2020. This decrease was due in part to net revenues being unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above) coupled with higher marketing and sales expenses, increased legal and professional fees and increased expenses associated with planned growth of our workforce.

Interest Expense

Interest expense totaled $1.1 million for the six months ended June 30, 2021 as compared to $2.8 million for the six months ended June 30, 2020. The $1.7 million decrease was primarily due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. Interest expense in 2021 also includes amortization of deferred loan costs associated with the 2020 Credit Agreement and fees related to the revolving line of credit.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of our Class A Stock at a price of $5.74 per share, subject to certain adjustments. We accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. We determined the fair value of the Incremental Loan Warrants to be $47.0 million at June 30, 2020. During the six months ended June 30, 2020, we recognized a loss of $25.3 million in our condensed consolidated statement of operations related to the change in fair value of these warrants. There was no gain or loss on the Incremental Loan Warrants for the six months ended June 30, 2021 as they were exercised in 2020.

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at June 30, 2021 had a fair value of $14.5 million. The fair value of the public and sponsor warrants outstanding at June 30, 2020 was $107.1 million. During the six months ended June 30, 2021, we recognized a gain of $14.0 million in our condensed consolidated statement of operations related to a decrease in the fair value of the sponsor warrants exercised during the six-month period or that were outstanding at June 30, 2021. During the six months ended June 30, 2020, we recognized a loss of $83.3 million in our condensed consolidated statement of operations related to an increase in the fair value of the public and sponsor warrants exercised during the prior year six-month period or that were outstanding at the end of June 30, 2020.

Tax Receivable Agreement Expense

The tax receivable agreement liability totaled $172.3 million and $172.0 million at June 30, 2021 and December 31, 2020, respectively. During the first six months of 2021, we incurred $0.2 million of tax receivable agreement expense due to state tax rate changes. Of the total $78.2 million liability recorded during the six months ended June 30, 2020, $45.3 million relates to current year exchanges and was recorded as an adjustment to stockholders’ equity and $32.9 was recorded to expense as it related to reestablishing the tax receivable agreement liability related to prior year exchanges.

Income Tax Benefit (Expense)

Income tax expense was $3.5 million for the six months ended June 30, 2021, compared to an income tax benefit of $35.7 million for the six months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021 was primarily the result of no longer having a full valuation allowance and the decrease in noncontrolling interest. The income tax benefit in the comparative prior six-month period was primarily due to $32.8 million of the valuation allowance associated with the Company’s federal and state deferred tax assets being released and recorded as an income tax benefit during the six months ended June 30, 2020.

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC, owned by InnoHold and other parties, as a noncontrolling interest at their aggregate ownership percentage. We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net income attributed to noncontrolling interests was $0.1 million for the six months ended June 30, 2021 compared to $7.3 million for the six months ended June 30, 2020. The decrease in the net income level attributed to noncontrolling interests resulted from the noncontrolling ownership interest declining from approximately 32% at June 30, 2020 to approximately 1% at June 30, 2021.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions were $110.1 million and $96.4 million, respectively, as of June 30, 2021 compared to $123.0 million and $96.9 million, respectively, as of December 31, 2020. Cash used for purchases of property and equipment increased from $8.0 million during the first six months of 2020 to $26.2 million during the first six months of 2021. This increase primarily resulted from continuing to build out our new manufacturing facility in Georgia that began operations in March 2021, enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, and opening several new Company showrooms.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate its adverse impact. Given the initial difficulty in predicting how long the pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. We ended most of the cash preservation programs and returned to full production to meet increased demand during the second half of 2020. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from our DTC business, amounts available under our line of credit, increasing demand of our products in the wholesale channel and continuing ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On September 3, 2020, we paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest.

Also on September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan (the “Term Loan”) and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the Term Loan and revolving line of credit are based on Purple LLC’s leverage ratio and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. As of June 30, 2021, there was no balance outstanding on the revolving credit facility. Proceeds from the Term Loan were used to retire all indebtedness associated with the Related Party Loan.

During the six months ended June 30, 2021, 6.6 million sponsor warrants were exercised on a cash and cashless basis resulting in the issuance of 2.3 million shares of Class A Stock. The proceeds received for the cash exercise was $0.1 million. At June 30, 2021, there were 1.9 million sponsor warrants outstanding.

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

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the tax receivable agreement. As of June 30, 2021, the tax receivable agreement liability reflected in our condensed consolidated balance sheet is $172.3 million of which $5.9 million is classified as other current liabilities in the condensed consolidated balance sheet.

Cash Flows for the Six months Ended June 30, 2021 and 2020

The following summarizes our cash flows for the six months ended June 30, 2021 and 2020 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$11,469	$72,346
Net cash used in investing activities	(26,447)	(10,445)
Net cash provided by financing activities	2,104	23
Net (decrease) increase in cash	(12,874)	61,924
Cash, beginning of the period	122,955	33,478
Cash, end of the period	$110,081	$95,402

Six months ended June 30, 2021 Compared to the Six months ended June 30, 2020

Cash provided by operating activities was $11.5 million for the six months ended June 30, 2021 compared to $72.3 million for the six months ended June 30, 2020. The decrease in cash provided by operations primarily resulted from a $43.5 million decrease in operating cash flows related to net changes in operating assets and liabilities for the six months ended June 30, 2021 compared to the corresponding six-month period in the prior year. This decrease consisted of decreased cash from changes in period-over-period fluctuations in accounts receivable, inventories and liabilities, offset in part by an increase in cash related to a change in the year-over-year fluctuation in prepaid inventory and other assets. The decrease in cash provided by operations was further impacted by a $17.4 million decrease in cash provided by operating income which was mainly driven by net revenues being unfavorably impacted by isolated production issues that occurred in the second quarter of 2021 (see Isolated Production Challenges above) coupled with higher marketing and sales expenses, increased legal and professional fees and planned increases in our workforce.

Cash used in investing activities was $26.4 million for the six months ended June 30, 2021 compared to $10.4 million for the six months ended June 30, 2020. This increase primarily resulted from enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, opening several new Company showrooms, and continuing to expand our manufacturing capacity in our new manufacturing facility in Georgia that began operations in March 2021.

Cash provided by financing activities during the six months ended June 30, 2021 was $2.1 million compared to a minimal amount of cash provided by financing activities during the six months ended June 30, 2020. Financing activities in the first six months of 2021 included $4.1 million in proceeds from an InnoHold indemnification payment and $0.6 million of proceeds from warrant and stock option exercises, offset in part by $1.1 million in principal payments on the Term Loan, member tax distributions of $0.9 million and a $0.6 million payment for the tax receivable agreement.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K/A filed May 10, 2021. There were no significant changes in our critical accounting policies since the end of fiscal 2020.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of June 30, 2021, we were not involved in any unconsolidated special purpose entity transactions and did not have any off-balance-sheet financing. Also, there was no balance outstanding on our $55.0 million revolving credit facility as of June 30, 2021.

There have been no material changes to our contractual obligations during the three months ended June 30, 2021 from those previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2021.

Seasonality and Cyclicality

We believe that sales of our products are typically subject to seasonality corresponding to different periods of the consumer spending cycle, holidays and other seasonal factors. Our sales may also vary with the performance of the broader economy consistent with the market.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weakness described below and as previously disclosed in our Form 10-K/A filed May 10, 2021, the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

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

Our internal control over financial reporting did not identify an error in the classification of the public and sponsor warrants issued in connection with our IPO and through a simultaneous private placement, which we determined to be a material weakness. This error in classification was brought to our attention when the SEC issued a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those public and sponsor warrants we issued. We previously classified our public warrants and sponsor warrants as equity. As a result of such misclassification, we restated our previously issued audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2020 and 2019, June 30, 2020 and 2019 and March 31, 2020 and 2019. Such restated financial statements were included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 10, 2021.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, during the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 11 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2021 as amended by Form 10-K/A filed on May 10, 2021.The disclosure of risks identified below does not imply that the risk has not already materialized.

Disruption of operations in our manufacturing facilities, including as a result of, among other things, workplace injuries, pandemics or natural disasters, has and could increase our costs of doing business or lead to delays in shipping our products and could materially adversely affect our operating results and our ability to grow our business.

We have three manufacturing plants, which are located in Alpine, Utah, Grantsville, Utah, and McDonough, Georgia. We began operations on March 3, 2021 in McDonough, Georgia. In the future we may also enter into leases for additional manufacturing plants.

The disruption of operations of our manufacturing facilities for a significant period of time, or even permanently, or disruptions to the scheduled build-out of the Georgia facility such as through a closure related to the COVID-19 pandemic or the loss of a lease, may increase our costs of doing business and lead to delays in shipping our products to customers and could materially adversely affect our operating results and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. On March 18, 2020, Magna, Utah was the epicenter of a 5.7 magnitude earthquake that was felt approximately 20 miles away at our Grantsville, Utah manufacturing plant but not felt at our Alpine, Utah manufacturing plant. Since that date, there have been approximately one-thousand aftershocks. Though no damage occurred at either manufacturing plant from the 5.7 earthquake or its aftershocks, continued or increased earthquake activity in the area could disrupt manufacturing and other operating activities, which could adversely affect our business.

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures, and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also materially adversely affect our reputation. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

We recently experienced an incident involving our manufacturing equipment that resulted in the death of one of our employees. As a result, we ceased using such equipment while we evaluated the safety of our manufacturing equipment and identified and implemented safety improvements. In addition, once safety improvements were implemented and manufacturing resumed, we experienced unanticipated mechanical and maintenance issues while ramping up to normal production. These delays in production limited our ability to fill customer orders, which has adversely affected our financial results. Other incidents could result in further production delays, which could adversely affect our operating performance and reputation with our customers. While we have lowered our risk of future safety incidents by committing significant financial resources and time to implement safety improvements, these safety improvements may cause our production output to decrease and could materially adversely affect our operating results and our ability to grow our business.

The occurrence of this and other such incidents could also result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and may adversely affect our financial condition and operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

We depend on executive employees, and if we lose the services of members of the executive team, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executives cease to be employed by us, or if our growth or other changes in circumstances require executives with additional skill sets, we would have to hire replacement or additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executives cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations.   Departures and any delay in replacing executives could significantly disrupt our ability to grow and pursue our strategic plans. While we believe our current executives have benefitted and will continue to benefit us, finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans. We do not maintain key-person insurance for members of our executive management team.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1+(1)	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021.
10.2+(1)	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan, dated as of July 12, 2021.
10.3+(1)	Form of Restricted Share Unit Agreement.
10.4+(1)	Form of Performance-Based Share Unit Agreement.
10.5+(1)	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan, dated as of July 12, 2021.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Craig L. Phillips, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed July 13, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: August 9, 2021	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Craig L. Phillips
Craig L. Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)