Form 10-Q
period 2021-09-30
Purple Innovation, Inc.
filed 2021-11-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 5, 2021, 66,479,872 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$83,616	$122,955
Accounts receivable, net	27,570	29,111
Inventories, net	84,045	65,726
Prepaid inventory	1,316	826
Other current assets	11,739	10,453
Total current assets	208,286	229,071
Property and equipment, net	101,049	61,486
Operating lease right-of-use assets	61,798	41,408
Intangible assets, net	11,466	9,945
Deferred income taxes	213,951	211,244
Other long-term assets	1,390	1,578
Total assets	$597,940	$554,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,407	$69,594
Accrued sales returns	6,903	8,428
Accrued compensation	13,392	14,209
Customer prepayments	9,283	6,253
Accrued sales tax	4,512	6,015
Accrued rebates and allowances	8,071	10,891
Operating lease obligations – current portion	5,776	3,235
Other current liabilities	15,031	13,583
Total current liabilities	133,375	132,208
Debt, net of current portion	39,899	41,410
Operating lease obligations, net of current portion	75,340	48,936
Warrant liabilities	9,018	92,708
Tax receivable agreement liability, net of current portion	165,632	165,426
Other long-term liabilities, net of current portion	9,826	6,503
Total liabilities	433,090	487,191

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 66,449 issued and outstanding at September 30, 2021 and 63,914 issued and outstanding at December 31, 2020	7	6
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at September 30, 2021 and 536 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	404,214	333,047
Accumulated deficit	(240,283)	(265,856)
Total stockholders’ equity	163,938	67,197
Noncontrolling interest	912	344
Total stockholders’ equity	164,850	67,541
Total liabilities and stockholders’ equity	$597,940	$554,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$170,781	$187,111	$539,796	$474,582
Cost of revenues	109,701	98,857	309,505	251,515
Gross profit	61,080	88,254	230,291	223,067
Operating expenses:
Marketing and sales	48,841	51,206	163,053	127,313
General and administrative	17,037	11,087	54,024	27,312
Research and development	1,784	1,687	5,430	4,712
Total operating expenses	67,662	63,980	222,507	159,337
Operating income (loss)	(6,582)	24,274	7,784	63,730
Other income (expense):
Interest income (expense), net	10	(1,232)	(1,129)	(4,045)
Other income (expense), net	12	3	(30)	109
Change in fair value – warrant liabilities	5,362	(103,962)	19,369	(212,593)
Loss on extinguishment of debt	—	(5,782)	—	(5,782)
Tax receivable agreement income (expense)	846	(567)	639	(33,512)
Total other income (expense), net	6,230	(111,540)	18,849	(255,823)
Net income (loss) before income taxes	(352)	(87,266)	26,633	(192,093)
Income tax benefit (expense)	2,479	106	(1,005)	35,818
Net income (loss)	2,127	(87,160)	25,628	(156,275)
Net income (loss) attributable to noncontrolling interest	(44)	(147)	55	7,178
Net income (loss) attributable to Purple Innovation, Inc.	$2,171	$(87,013)	$25,573	$(163,453)

Net income (loss) per share:
Basic	$0.03	$(1.97)	$0.39	$(5.09)
Diluted	$(0.05)	$(1.97)	$0.09	$(5.09)

Weighted average common shares outstanding:
Basic	66,335	44,266	65,741	32,117
Diluted	67,287	44,266	68,319	32,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Equity	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity	Interest	Equity

Balance - December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax Receivable Agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541
Net income (loss)	—	—	—	—	—	2,578	2,578	(16)	2,562
Stock-based compensation	—	—	—	—	1,113	—	1,113	—	1,113
Exercise of warrants	1	—	—	—	26	—	26	—	26
Exercise of stock options	45	—	—	—	369	—	369	—	369
Tax Receivable Agreement liability	—	—	—	—	(3)	—	(3)	—	(3)
Deferred income taxes	—	—	—	—	3	—	3	—	3
Accrued distributions	—	—	—	—	(87)	—	(87)	—	(87)
Issuance of common stock	22	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(192)	—	(192)	192	—
Balance – June 30, 2021	66,371	$7	448	$—	$403,071	$(242,454)	$160,624	$900	$161,524
Net income (loss)	—	—	—	—	—	2,171	2,171	(44)	2,127
Stock-based compensation	—	—	—	—	765	—	765	—	765
Exercise of warrants	6	—	—	—	149	—	149	—	149
Exercise of stock options	72	—	—	—	590	—	590	—	590
Tax Receivable Agreement liability	—	—	—	—	4	—	4	—	4
Deferred income taxes	—	—	—	—	(5)	—	(5)	—	(5)
Accrued distributions	—	—	—	—	(304)	—	(304)	—	(304)
Impact of transactions affecting NCI	—	—	—	—	(56)	—	(56)	56	—
Balance – September 30, 2021	66,449	$7	448	$—	$404,214	$(240,283)	$163,938	$912	$164,850

	Class A		Class B		Additional	Accumulated	Total Stockholders’		Total
	Common Stock		Common Stock		Paid-in	Equity	Equity	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance – December 31, 2019	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income	—	—	—	—	—	16,835	16,835	11,166	28,001
Stock-based compensation	—	—	—	—	250	—	250	—	250
Exchange of stock	1,124	—	(1,124)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	17	—	17	—	17
Tax Receivable Agreement liability	—	—	—	—	(221)	—	(221)	—	(221)
Accrued distributions	—	—	—	—	(196)	—	(196)	—	(196)
Issuance of common stock	3	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	120	—	120	(120)	—
Balance – March 31, 2020	23,622	$2	30,270	$3	$2,792	$(12,154)	$(9,357)	$8,668	$(689)
Net loss	—	—	—	—	—	(93,275)	(93,275)	(3,841)	(97,116)
Stock-based compensation	—	—	—	—	962	—	962	—	962
Exchange of stock	12,760	1	(12,760)	(1)	—	—	—	—	—
Exercise of warrants	1	—	—	—	19	—	19	—	19
Exercise of stock options	5	—	—	—	(61)	—	(61)	—	(61)
Tax Receivable Agreement liability	—	—	—	—	(45,045)	—	(45,045)	—	(45,045)
Deferred income taxes	—	—	—	—	56,636	—	56,636	—	56,636
Accrued distributions	—	—	—	—	(4,327)	—	(4,327)	—	(4,327)
Issuance of common stock	80	1	—	—	—	—	1	—	1
Impact of transactions affecting NCI	—	—	—	—	6,453	—	6,453	(6,453)	—
Balance – June 30, 2020	36,468	$4	17,510	$2	$17,429	$(105,429)	$(87,994)	$(1,626)	$(89,620)
Net income (loss)	—	—	—	—	—	(87,013)	(87,013)	(147)	(87,160)
Stock-based compensation	—	—	—	—	347	—	347	—	347
Exchange of stock	16,905	2	(16,905)	(2)	—	—	—	—	—
Exercise of warrants	266	—	—	—	5,240	—	5,240	—	5,240
Exercise of stock options	184	—	—	—	1,394	—	1,394	—	1,394
Tax Receivable Agreement liability	—	—	—	—	(89,677)	—	(89,677)	—	(89,677)
Deferred income taxes	—	—	—	—	112,670	—	112,670	—	112,670
Accrued distributions	—	—	—	—	(176)	—	(176)	—	(176)
Forfeiture of unvested common stock	(36)	(1)	—	—	1	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(1,817)	—	(1,817)	1,817	—
Balance – September 30, 2020	53,787	$5	605	$—	$45,411	$(192,442)	$(147,026)	$44	$(146,982)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$25,628	$(156,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,355	6,366
Non-cash interest	388	2,973
Paid-in-kind interest	—	(6,616)
Loss on extinguishment of debt	—	5,782
Change in fair value – warrant liabilities	(19,369)	212,593
Tax receivable agreement (income) expense	(639)	33,512
Stock-based compensation	2,357	1,559
Non-cash lease expense	3,361	2,210
Deferred income taxes	(1,737)	(35,818)
Changes in operating assets and liabilities:
Accounts receivable	1,541	6,798
Inventories	(18,319)	(3,147)
Prepaid inventory and other assets	2,169	(5,740)
Accounts payable	(2,199)	9,678
Accrued sales returns	(1,525)	3,014
Accrued compensation	(817)	4,561
Customer prepayments	3,030	(51)
Accrued rebates and allowances	(2,820)	1,921
Operating lease obligations	(1,824)	(1,274)
Other accrued liabilities	4,552	5,354
Net cash provided by operating activities	132	87,400

Cash flows from investing activities:
Purchase of property and equipment	(40,146)	(14,194)
Investment in intangible assets	(1,352)	(10,890)
Net cash used in investing activities	(41,498)	(25,084)

Cash flows from financing activities:
Proceeds from term loan	—	45,000
Payments on term loan	(1,688)	—
Payments on related party loan	—	(37,497)
Payments for debt issuance costs	—	(2,460)
Proceeds from InnoHold indemnification payment	4,142	—
Tax receivable agreement payments	(628)	—
Distributions to members	(957)	(5,006)
Proceeds from exercise of warrants	116	706
Proceeds from exercise of stock options	1,042	1,418
Net cash provided by financing activities	2,027	2,161

Net (decrease) increase in cash	(39,339)	64,477
Cash and cash equivalents, beginning of the year	122,955	33,478
Cash and cash equivalents, end of the period	$83,616	$97,955

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$389	$954
Cash paid during the period for income taxes	$4,495	$2,422

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$5,707	$2,786
Non-cash leasehold improvements	$3,238	$615
Accrued distributions	$304	$4,523
Tax receivable agreement liability	$776	$134,943
Deferred income taxes	$969	$169,306
Exercise of liability warrants	$64,321	$4,570

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As of September 30, 2021, Purple Inc. held approximately 99% of the common units of Purple LLC and Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A filed May 10, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or other future year.

On December 31, 2020, the Company ceased to be an emerging growth company (“EGC”) and was no longer exempt from certain reporting requirements that apply to public companies. As an EGC prior to this date, Purple Inc. had elected to use extended transition periods available to private companies for complying with new or revised accounting standards.

Variable Interest Entities

Purple LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2021, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held approximately 1% of the economic interest in Purple LLC. For further discussion see Note 13 — Stockholders’ Equity.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which required an entity to recognize lease liabilities and assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. Because the Company ceased being an EGC on December 31, 2020, the standard became effective for the Company for its annual reporting period beginning January 1, 2020, and interim reporting periods within the annual period beginning January 1, 2020. The adoption of ASC 842 and all related amendments using the modified retrospective transition approach effective for the Company’s annual reporting period beginning January 1, 2020 resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. Pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to operating lease ROU assets in connection with the adoption. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

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

Revenue Recognition

The Company markets and sells its products through DTC online channels, retail brick-and-mortar wholesale partners, Company showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer. This principle is achieved in the following steps:

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

The Company accounts for its sponsor warrants in accordance with ASC 815, under which these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Since the sponsor warrants meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. At September 30, 2021, there were 1.9 million sponsor warrants outstanding.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instruments is estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations.

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

(In thousands)	Level	September 30, 2021	December 31, 2020
Sponsor warrants	3	$9,018	$92,708

All of the public warrants (a Level 1 fair value liability) and all of the incremental loan warrants (a Level 3 fair value liability) were exercised during 2020.

The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2021 and 2020:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2020	$92,708	$—	$92,708
Fair value transfer to Level 1 measurement	(64,321)	—	(64,321)
Change in valuation inputs(1)	(19,369)	—	(19,369)
Fair value as of September 30, 2021	$9,018	$—	$9,018

Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Fair value of warrants exercised	(4,965)	—	(4,965)
Change in valuation inputs(1)	57,434	43,308	100,742
Fair value as of September 30, 2020	$60,158	$64,930	$125,088

(1)	Changes in valuation inputs are recognized in the change in fair value – warrant liabilities in the condensed consolidated statements of operations.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax benefit (expense) line in the accompanying condensed consolidated statements of operations.

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

3. Revenue from Contracts with Customers

The Company markets and sells its products through DTC online channels, retail brick-and-mortar wholesale partners, Company showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which is transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Disaggregated Revenue

The Company sells products through two channels: Direct-to-Consumer and Wholesale. The Direct-to-Consumer channel includes product sales through various DTC channels including Company showrooms and contact center. The Wholesale channel includes all product sales to traditional third-party retailers for both in store and online channels. The Company classifies products into two major categories: Bedding and Other. Bedding products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Channel	2021	2020	2021	2020
Direct-to-consumer	$112,863	$134,252	$353,985	$360,119
Wholesale partner	57,918	52,859	185,811	114,463
Revenues, net	$170,781	$187,111	$539,796	$474,582

	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2021	2020	2021	2020
Bedding	$156,077	$172,806	$494,628	$437,809
Other	14,704	14,305	45,168	36,773
Revenues, net	$170,781	$187,111	$539,796	$474,582

Contract Balances

Payment for sale of products through the DTC online channels, third-party online retailers, Company showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $9.3 million and $6.3 million at September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized all revenue that was deferred in customer prepayments at June 30, 2021 and 2020, respectively.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$28,788	$26,372
Work-in-process	4,203	3,593
Finished goods	52,481	36,280
Inventory obsolescence reserve	(1,427)	(519)
Inventories, net	$84,045	$65,726

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment	$54,008	$30,508
Equipment in progress	19,099	18,648
Leasehold improvements	30,676	15,758
Furniture and fixtures	10,759	5,160
Office equipment	4,465	3,185
Total property and equipment	119,007	73,259
Accumulated depreciation	(17,958)	(11,773)
Property and equipment, net	$101,049	$61,486

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2021 or December 31, 2020. Depreciation expense was $2.8 million and $6.2 million during the three and nine months ended September 30, 2021, respectively, and totaled $1.4 million and $4.0 million during the three and nine months ended September 30, 2020, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest as of September 30, 2021 totaled $0.8 million of which $0.6 million related to an error affecting periods prior to the third quarter of 2021 relating to unrecorded capitalized interest. Such amount was determined to not be material to prior or current financial statements and was recorded as an out-of-period correction in the third quarter of 2021.

6. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.7 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$2,329	$1,530	$6,200	$4,005
Variable lease costs	819	6	1,396	32
Short-term lease costs	67	59	191	178
Total lease costs	$3,215	$1,595	$7,787	$4,215

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2021 (in thousands):

2021 (excluding the nine months ended September 30, 2021) (1)	$(123)
2022	10,496
2023	10,211
2024	10,222
2025	10,186
Thereafter	70,391
Total operating lease payments	111,383
Less – lease payments representing interest	(30,267)
Present value of operating lease payments	$81,116

(1)	– Amount consists of $2.2 million of undiscounted cash flows offset by $2.3 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2021.

As of September 30, 2021 and December 31, 2020, the weighted-average remaining term of operating leases was 11.2 years and 11.8 years, respectively, and the weighted-average discount rate of operating leases was 5.38% and 6.18%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in present value of operating lease liabilities	$1,824	$1,274
Right-of-use assets obtained in exchange for operating lease liabilities	23,751	15,821

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Warranty accrual – current portion	$4,259	$2,806
Long-term debt – current portion	2,012	$2,004
Tax receivable agreement liability – current portion	5,847	6,545
Insurance financing	2,133	910
Other	780	1,318
Total other current liabilities	$15,031	$13,583

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term loan	$42,750	$44,438
Less: unamortized debt issuance costs	(839)	(1,024)
Total debt	41,911	43,414
Less: current portion of debt	(2,012)	(2,004)
Long-term debt, net	$39,899	$41,410

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

The 2020 Credit Agreement includes representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2020 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. As of September 30, 2021, the Company was in compliance with all of the covenants related to the 2020 Credit Agreement.

The $55.0 million revolving credit facility established under the 2020 Credit Agreement has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants and events of default. As of September 30, 2021, there was no balance outstanding on the revolving credit facility.

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

Interest expense under the 2020 Credit Agreement totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and totaled $0.2 million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

Related Party Loan

On March 27, 2020, the Company entered into an amendment to Purple LLC’s Credit Agreement dated February 3, 2018 and all subsequent amendments and agreements (collectively referred to as the “Related Party Loan”) that provided for the deferral of the full amount of the interest payment due on March 31, 2020 and June 30, 2020 to reduce cash disbursements during the COVID-19 pandemic. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 - Debt. Interest expense on the Related Party Loan was $1.0 million and $3.8 million for the three and nine months ended September 30, 2020, respectively.

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

For the three and nine months ended September 30, 2020, the Company recognized losses of $18.0 million and $43.3 million, respectively, in its condensed consolidated statements of operations related to increases in the fair value of the Incremental Loan Warrants. The fair value of the Incremental Loan Warrants was calculated using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model. The following are the assumptions used in calculating fair value on September 30, 2020:

Trading price of common stock on measurement date	$24.86
Exercise price	$—
Risk free interest rate	0.16%
Warrant life in years	3.4
Expected volatility	51.30%
Expected dividend yield	—
Probability of warrant re-price	100.00%

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

During the nine months ended September 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. The 1.9 million sponsor warrants outstanding at September 30, 2021 had a fair value of $9.0 million. All of the public warrants were exercised during fiscal 2020.

The Company used public trading prices of the public warrants to determine their fair value. The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	September 30,
	2021	2020
Trading price of common stock on measurement date	$21.02	$24.86
Exercise price	$5.75	$5.75
Risk free interest rate	0.09%	0.13%
Warrant life in years	1.3	2.3
Expected volatility	34.99%	46.90%
Expected dividend yield	—	—

During the three and nine months ended September 30, 2021, the Company recognized gains of $5.4 million and $19.4 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period. For the three and nine months ended September 30, 2020, the Company recognized losses of $86.0 million and $169.3 million, respectively, in its condensed consolidated statements of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Warranty accrual	$13,135	$8,397
Other	950	912
Total	14,085	9,309
Less: current portion of warranty accrual	(4,259)	(2,806)
Other long-term liabilities, net of current portion	$9,826	$6,503

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the nine months ended September 30, 2021, the Company paid $1.0 million in tax distributions under the Third Purple LLC Agreement. At September 30, 2021, the Company’s condensed consolidated balance sheet had a minimal amount of accrued tax distributions included in other current liabilities.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company in Grantsville, Utah. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility in Grantsville, Utah. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10 years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of September 30, 2021, the early termination penalty was $0.8 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

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

Rights of Securities Holders

The holders of certain warrants exercisable into Class A Stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering these warrants (and any shares of Class A Stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A Stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A Stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A Stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors.

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

The holders of the Incremental Loan Warrants exercisable into Class A Stock were entitled to registration rights pursuant to the registration rights agreement of the Company in connection with the Amended and Restated Credit Agreement. In March 2019, the Company filed a registration statement registering these warrants (and any shares of Class A Stock issuable upon the exercise of the warrants). The registration statement was declared effective on May 17, 2019. On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the exercised Incremental Loan Warrants.

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

During the nine months ended September 30, 2021 and 2020, 0.1 million and 30.8 million, respectively, of Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has: designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties engaged in litigation discovery, exchanged affidavits of documents and scheduled examinations for discovery. Shortly thereafter, discovery adjourned and continues to be stayed while the parties negotiate formal terms of settlement. The Company believes settlement will be finalized soon and the action then dismissed, but if not, Purple LLC will resume vigorously pursuing its claims.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.  The parties are currently working with the AAA to select an arbitrator for the arbitration hearing. No date for the arbitration hearing has been set.  Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this early stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

On November 19, 2020, Purple LLC sued Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) in the U.S. District Court for the District of Utah for patent infringement, trademark infringement, trade secret misappropriation, and a number of related state law based claims. The principal allegations are that Intellibed has manufactured and sold unauthorized, infringing products under the Sleepy’s brand name owned by third-party Mattress Firm. Purple LLC also requested declaratory relief related to certain assignment terms of a license agreement in which Purple LLC is the licensor and Intellibed is the licensee. On December 14, 2020, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s Complaint on the ground that these Counts fail to state a claim upon which relief can be granted. On December 15, 2020, Intellibed filed an Answer to Purple LLC’s complaint and also asserted against Purple LLC a total of eight counterclaims, including a number of declaratory judgment claims, breach of contract, and tortious interference claims. Intellibed’s main allegations are that its use of Purple LLC’s patents, trademark, and trade secrets in connection with Mattress Firm’s Sleepy’s products is authorized under the license agreement. On January 19, 2021, Purple LLC filed a motion to dismiss Intellibed’s fifth, sixth, seventh, and eighth counterclaims on the ground that these counterclaims fail to state a claim upon which relief can be granted. Briefing on Purple LLC’s partial motion to dismiss was completed on March 2, 2021. On January 19, 2021, Purple LLC also filed an Answer to Intellibed’s counterclaims, which were not subject to Purple LLC’s motion to dismiss. On January 27, 2021, Purple LLC filed a First Amended Complaint in response to Intellibed’s initial motion to dismiss. On February 10, 2021, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s First Amended Complaint. Briefing on Intellibed’s partial motion to dismiss was completed on March 24, 2021. On September 28, 2021, the District Court dismissed Purple’s complaint without prejudice, and also dismissed ACTI’s counterclaim without prejudice, while the parties pursued dispute-resolution procedures set out in the license agreement.  Because the Court found that the license agreement required the parties to follow the contractual dispute-resolution procedures prior to filing a lawsuit, Purple initiated those procedures in accordance with the license agreement and intends to continue to vigorously pursue its claims.

On June 8, 2021, Serta Simmons Bedding, LLC (“SSB”) filed a Complaint against the Company in the Superior Court of Gwinnett County, Georgia, Case No. 21-A-04413-1 (the “Georgia Litigation”). SSB’s Complaint alleges that the Company intentionally interfered with SSB’s business and contractual relations and violated the Georgia Trade Secrets Act by hiring one of SSB’s former employees in the face of an allegedly valid 2015 noncompete agreement. SSB seeks compensatory damages, punitive damages, equitable relief, and attorneys’ fees as a result of the conduct alleged in the Complaint. SSB also initiated arbitration proceedings against its former employee who Purple LLC has agreed to indemnify, subject to certain conditions.  On July 12, 2021, the Company filed an Answer to SSB’s Complaint in the Georgia Litigation, denying all allegations of unlawful conduct, and further moved to dismiss the Georgia Litigation on the grounds that Georgia is an inconvenient forum and the parties’ dispute should instead be litigated in Utah.  The Company’s motion to dismiss is fully briefed and oral argument is scheduled to occur on October 26, 2021.  The Court is expected to render a decision on the Company’s motion to dismiss in November 2021. On July 9, 2021, the Company filed its own Complaint in the Fourth Judicial District Court of Salt Lake County, Utah, Case No. 21040011 (the “Utah Litigation”), seeking: (1) a declaratory judgment that the arbitration clause in the former employee’s 2015 noncompete agreement is unenforceable, (2) a declaratory judgment that the restrictive covenants in the former employee’s 2015 noncompete agreement are unenforceable, and (3) an order enjoining arbitration proceedings initiated by SSB and currently pending against the former employee.  The Company filed a motion for summary judgment on these claims on August 16, 2021. SSB filed an Answer on August 18, 2021. The Company and SSB attended a mediation on August 30, 2021 and the parties anticipate that all claims between the parties will be resolved and that the Georgia Litigation and the Utah Litigation will each be dismissed without prejudice.

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

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein EdiZONE an entity wholly owned by TNT Holdings) and InnoHold (collectively the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of Purple LLC and retired from the Company’s Board in August 2020.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.2 million and $0.2 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three months ended September 30, 2021 and 2020, respectively and $0.7 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022.

During the nine months ended September 30, 2021, certain current and former employees of Purple LLC who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A Stock.

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

During the nine months ended September 30, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.4 million in required tax distributions pursuant to the Third Purple LLC Agreement.

13. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At September 30, 2021, 66.4 million shares of Class A Stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A Stock that it sold. All of the 0.4 million shares of Class B Stock outstanding at September 30, 2021 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2021, there were no shares of preferred stock outstanding.

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

During the nine months ended September 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. At September 30, 2021, there were 1.9 million warrants outstanding all of which were sponsor warrants.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At September 30, 2021, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As a result, $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released during 2020 and recorded as an income tax benefit. The deferred tax assets at September 30, 2021 totaled $214.0 million, which is net of a $70.8 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $18.8 million in the valuation allowance from December 31, 2020 to September 30, 2021, primarily as a result of an increase in the residual outside partnership basis.

The Company currently estimates its annual effective income tax rate to be 7.53%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liability and state and local income taxes.

For the nine months ended September 30, 2021, the Company has recorded income tax expense of $1.0 million. The effective tax rate for the nine months ended September 30, 2021 was 3.77%, which is less than the federal statutory rate because the gain related to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction and the subsequent exchanges of Class B Units for Class A Stock, the potential future tax receivable agreement liability is $171.5 million. Of the tax receivable agreement liability recorded during the nine months ended September 30, 2021, $0.8 million relates to current year exchanges and was recorded as an adjustment to stockholders’ equity and $0.6 million was recorded as income in the condensed consolidated statement of operations to reflect the impact of recording the 2020 provision to return adjustments.

The Company has no federal net operating loss (“NOL”) carryforwards after utilization of the remaining carryforwards in 2020.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2021, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

15. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Purple Innovation, Inc.-basic	$2,171	$(87,013)	$25,573	$(163,453)
Less: Dilutive effect of change in fair value – warrant liabilities	(5,362)	—	(19,369)	—
Less: Net loss attributed to noncontrolling interest	(44)	—	—	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$(3,235)	$(87,013)	$6,204	$(163,453)
Denominator
Weighted average shares—basic	66,335	44,266	65,741	32,117
Add: Dilutive effect of equity awards	504	—	2,578	—
Add: Dilutive effect of Class B shares	448	—	—	—
Weighted average shares—diluted	67,287	44,266	68,319	32,117
Net income (loss) per common share:
Basic	$0.03	$(1.97)	$0.39	$(5.09)
Diluted	$(0.05)	$(1.97)	$0.09	$(5.09)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended September 30, 2021, the Company excluded 1.3 million shares of Class A Stock issuable upon conversion of certain stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the nine months ended September 30, 2021, the Company excluded 0.5 million of Paired Securities convertible into an equal number of Class A shares as the effect was anti-dilutive. For the three months ended September 30, 2020, the Company excluded 10.0 million of Paired Securities convertible into shares of Class A Stock and 10.4 million shares of Class A Stock issuable upon conversion of certain Company warrants, stock options and Class A shares subject to vesting as the effect was anti-dilutive. For the nine months ended September 30, 2020, the Company excluded 21.6 million of Paired Securities convertible into shares of Class A Stock and 7.1 million shares of Class A Stock issuable upon conversion of certain Company warrants, stock options and Class A shares subject to vesting as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of September 30, 2021, an aggregate of 1.8 million shares remain available for issuance or use under the 2017 Incentive Plan.

Class A Stock Awards

In May 2021, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company recognized $0.6 million in expense during the nine months ended September 30, 2021 which represented the fair value of the stock award on the grant date.

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

Fair market value	$11.71
Exercise price	$32.28
Risk free interest rate	0.45%
Expected term in years	3.46
Expected volatility	52.46%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2021:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2021	2,234	$8.71	3.5	$54,133
Granted	55	32.28	—	—
Exercised	(128)	8.14	—	—
Forfeited/cancelled	(154)	8.56	—	—
Options outstanding as of September 30, 2021	2,007	$9.40	2.7	$24,056

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of September 30, 2021 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	210	2.4	121	2.4	$1,855
5.95	538	2.0	392	2.0	5,912
6.51	241	2.6	130	2.6	1,885
6.65	173	2.6	90	2.6	1,289
7.99	19	3. 2	8	3.2	106
8.17	24	0.2	24	0.2	310
8.32	187	2.8	72	2.8	912
8.55	179	3.0	86	3.0	1,072
12.76	25	3.5	9	3.5	77
13.12	174	3.5	68	3.3	540
15.12	3	3.6	1	3.6	7
21.70	179	4.0	—	—	—
32.28	55	4.5	—	—	—

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2021:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2021	1,568	$3.20
Granted	55	11.71
Vested	(464)	2.18
Forfeited	(154)	1.86
Nonvested options as of September 30, 2021	1,005	$4.33

The estimated fair value of Company stock options, less expected forfeitures, is amortized over the options vesting period on a straight-line basis. For the three and nine months ended September 30, 2021, the Company recognized stock option expense of $0.4 million and $1.3 million, respectively. The Company recorded stock option expense of $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, outstanding stock options had $3.7 million of unrecognized stock compensation cost with a remaining recognition period of 2.0 years.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

During the first nine months of 2021, the Company granted 0.1 million of restricted stock units under the Company’s 2017 Equity Incentive Plan to certain management of the Company. Approximately half of the restricted stock units granted included a market vesting condition. The restricted stock awards that do not have the market vesting condition had a weighted average grant date fair value of $27.80 per share. The estimated fair value of these awards is recognized on a straight-line basis over the four-year vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $18.29 per share using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Trading price of common stock on measurement date	$27.59
Risk free interest rate	0.34%
Expected life in years	2.6
Expected volatility	77.2%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2021:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2021	—	$—
Granted	111	23.39
Vested	—	—
Forfeited	—	—
Nonvested restricted stock units as of September 30, 2021	111	$23.39

The Company recorded restricted stock unit expense of $0.3 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. There was no restricted stock unit expense recorded in 2020.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. As of September 30, 2021, 0.4 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Stock-Based Compensation	2021	2020	2021	2020
Cost of revenues	$119	$44	$208	$124
Marketing and sales	209	76	427	224
General and administrative	414	181	1,689	840
Research and development	23	46	33	371
Total non-cash stock-based compensation	$765	$347	$2,357	$1,559

17. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.8 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

18. Subsequent Events

On October 11, 2021, Purple LLC sued The Sleep Company, an Indian private limited company, in Delhi High court case CS(COMM) 517/2021, for among other things infringement of Purple LLC’s intellectual property. On October 12, 2021, the Delhi High Court awarded Purple LLC a limited injunction against The Sleep Company for its infringement. Further legal proceedings are pending, and the Company intends to vigorously pursue its claims against The Sleep Company.

On November 8, 2021, Purple LLC and Mattress Firm agreed to terminate the Master Retailer Agreement (the “Agreement”) dated September 18, 2018 between Purple and Mattress Firm. The Agreement was replaced by a new Master Retailer Agreement with terms consistent with the Company’s standard retailer agreement. The replacement agreement eliminates all of the prior exclusivity arrangements.

On November 8, 2021, pursuant to the 2020 Credit Agreement, the Company provided notice to KeyBank National Association requesting a $55.0 million draw on the revolving line of credit, which represents the full amount available under the revolving line of credit. The initial borrowing rate will be 3.50%, based on the LIBOR floor of 0.5% plus 3.00%.

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

We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. These risks include, among others, the evolving impact and duration of the COVID-19 pandemic, global supply chain issues, including increased shipping, material, and labor costs, and the impact of production and delivery issues on demand for our products. For a summary of these risks, see the risk factors included in the “Risk Factors” section in this Quarterly Report and in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 10, 2021.

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through our DTC online channels, retail brick-and-mortar wholesale partners, Company showrooms and third-party online retailers.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. In connection with the Business Combination, InnoHold retained an 82% economic interest in Purple LLC. InnoHold subsequently transferred a portion of its Class B Units to permitted transferees and exchanged its remaining shares for shares of Class A Stock that it sold. At September 30, 2021, Purple Inc. had a 99% economic interest in Purple LLC while other Class B Unit holders had the remaining 1%.

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

Although we have taken measures to protect our business, we cannot predict the specific duration for which precautionary measures relating to COVID-19 will stay in effect, and we may elect or be required to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution center, and relationships with our suppliers and customers. Also, we do not know the impact proposed government mandated vaccine policies for employers will have on our workforce. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from e-commerce, liquidity available under our line of credit, and continuing ramp up of store operations and our wholesale business, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

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

Recent Developments in our Business

Production and Demand Developments

During the second quarter of 2021, following an accident resulting in the death of an employee and subsequent safety improvements involving the Mattress Max machines, we encountered isolated production challenges caused by unanticipated mechanical and maintenance issues when bringing the machines back online. As a result, we experienced significantly reduced production levels causing shipment backlogs that unfavorably affected both second and third quarter net revenues. We exited the month of July with production from our existing machines back at planned levels and emerged from our backlog position at the end of August. We are confident that these mechanical and maintenance challenges are an isolated event and will have no impact on our ability to scale production beyond 2021. With our production back at planned levels, we were able to increase our finished goods inventory to adequate stock levels to enable timely shipments to our customers.

However, even though we were able to return to planned production capacity in the third quarter, our results of operations have not yet returned to expected levels, which we believe is due primarily to slower than expected acceleration back to prior trending demand levels, as well as increases in the costs of shipping, materials and labor. We believe that the production challenges experienced in the second and third quarters adversely affected the confidence of consumers and our wholesale partners in our ability to timely deliver our products, which resulted in reduced orders and increased cancellations in both our DTC and wholesale channels. Further, in an effort to manage costs as we worked to resolve the production issues described above, we reduced our spending on marketing, which reduced demand for our products, particularly in our DTC channel. In addition to adversely impacting demand for our products, these issues also interrupted our momentum in growth. While our production has returned to normal and we have ramped up our marketing efforts, it is unclear how long it will take for demand, in both our DTC and wholesale channels, to return to expected levels. Given that we had not yet returned to normal levels by the end of the third quarter of 2021, we expect such issues to adversely impact our operating results for the fourth quarter of 2021.

In addition to a slower recovery to expected demand levels following our return to full production capacity, our business has also been adversely impacted by increases in the cost of shipping, raw materials and labor. While we are still able to obtain necessary materials when needed, the costs of such materials have increased materially, consistent with general macroeconomic trends. In addition, as experienced in other industries, in order to remain competitive in hiring the labor necessary to maintain our production, we have had to increase wages and other compensation. These increases in materials and labor costs have resulted in higher cost of goods sold and lower margins. We believe that shipping, material and labor costs will continue to remain at elevated levels or increase further in the foreseeable future.

In addition to the above issues, we are also closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs will similarly increase. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in the continuation or worsening of manufacturing and shipping costs, delays and constraints. While most of our domestic suppliers have been able to continue operations and provide necessary materials when needed, we have experienced some constraints from certain suppliers, with respect to both the availability and cost of materials. We have also experienced some delays in shipments from our suppliers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could harm our business.

Mattress Firm Relationship

On November 8, 2021, Purple LLC and Mattress Firm agreed to terminate the Master Retailer Agreement (the “Agreement”) dated September 18, 2018 between Purple and Mattress Firm. The Agreement was replaced by a new Master Retailer Agreement with terms consistent with the Company’s standard retailer agreement. The replacement agreement eliminates all of the prior exclusivity arrangements.

The new agreement provides opportunity for continued partnership and growth with Mattress Firm. With this new agreement in place, our ability to work with new wholesale customers will no longer be limited because of contractual exclusivity with specialty retailers and other constraints on entering markets in which Mattress Firm conducts business, which creates new opportunities.

Operating Results for the Three Months Ended September 30, 2021 and 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2021	% of Net Revenues	2020	% of Net Revenues
Revenues, net	$170,781	100.0%	$187,111	100.0%
Cost of revenues	109,701	64.2	98,857	52.8
Gross profit	61,080	35.8	88,254	47.2
Operating expenses:
Marketing and sales	48,841	28.6	51,206	27.4
General and administrative	17,037	10.0	11,087	5.9
Research and development	1,784	1.0	1,687	0.9
Total operating expenses	67,662	39.6	63,980	34.2
Operating income (loss)	(6,582)	(3.9)	24,274	13.0
Other income (expense):
Interest income (expense), net	10	—	(1,232)	(0.7)
Other income, net	12	—	3	—
Change in fair value – warrant liabilities	5,362	3.1	(103,962)	(55.6)
Loss on extinguishment of debt	—	—	(5,782)	(3.1)
Tax receivable agreement income (expense)	846	0.5	(567)	(0.3)
Total other income (expense), net	6,230	3.6	(111,540)	(59.6)
Net loss before income taxes	(352)	(0.2)	(87,266)	(46.6)
Income tax benefit	2,479	1.5	106	0.1
Net income (loss)	2,127	1.2	(87,160)	(46.6)
Net loss attributable to noncontrolling interest	(44)	—	(147)	(0.1)
Net income (loss) attributable to Purple Innovation, Inc.	$2,171	1.3	$(87,013)	(46.5)

Revenue

Net revenues decreased $16.3 million, or 8.7%, to $170.8 million for the three months ended September 30, 2021 compared to $187.1 million for the three months ended September 30, 2020. We believe that third quarter 2020 revenues were positively impacted during the COVID-19 pandemic, as individuals focused on home improvement activities, including purchasing mattresses and bedding products. The year-over-year decrease in net revenues consisted of DTC net revenues declining $21.4 million, or 15.9%, offset in part by net revenue growth of $5.1 million, or 9.6%, in our wholesale business. DTC net revenues were unfavorably impacted by the impact of production delays on our ability to manufacture and deliver products to our DTC customers in the third quarter, as well as reduced demand in our DTC channel in the same period. While our wholesale business was favorably impacted by wholesale partner expansion combined with a reopening of wholesale partner doors, we also experienced lower than expected demand from our wholesale customers. We believe that wholesale and DTC demand were adversely affected by the production issues we experienced in the second and third quarters of 2021, as our ability to manufacture and deliver our products to both DTC and wholesale customers was interrupted. In addition, in response to production delays we temporarily reduced our marketing spending, which reduced demand for our products, particularly with respect to our DTC channel. While we have returned to planned production and marketing activities, it is unclear when customer demand will return to expected levels. We currently anticipate that net revenues in the fourth quarter of 2021 will continue to be adversely impacted by slower than anticipated recovery to prior demand levels. Net revenues from a product perspective reflected a $20.5 million decrease in mattress sales, a $3.8 million increase in other bedding product sales and a $0.4 million increase in other product sales.

Cost of Revenues

The cost of revenues increased $10.8 million, or 11.0%, to $109.7 million for the three months ended September 30, 2021 compared to $98.9 million for the three months ended September 30, 2020. This increase reflected an increase in direct material costs coupled with higher labor and overhead costs. Our gross profit percentage decreased to 35.8% of net revenues for the three months ended September 30, 2021 compared to 47.2% for the same period in 2020. The decrease in our gross profit percentage was primarily impacted by inefficiencies as we worked to resolve production issues, rising shipping, raw material and labor costs and a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel. We anticipate that shipping, raw material and labor costs will remain at elevated levels or continue to increase in the foreseeable future.

Marketing and Sales

Marketing and sales expenses decreased $2.4 million, or 4.6%, to $48.8 million for the three months ended September 30, 2021 from $51.2 million for the three months ended September 30, 2020. The decrease reflected a $10.1 million decrease in advertising spend in response to production delays, offset in part by a $4.7 million increase in personnel costs related to planned growth of our workforce and a $3.0 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 28.6% for the three months ended September 30, 2021 compared to 27.4% for the comparative prior period. The higher percentage in the current quarter was due in part to net revenues being unfavorably impacted by production and demand issues, as described above.

General and Administrative

General and administrative expenses increased $6.0 million, or 53.7%, to $17.0 million for the three months ended September 30, 2021 compared to $11.1 million for the three months ended September 30, 2020. The increase was primarily due to a $2.5 million increase in legal and professional fees associated with increased expenses for consulting, professional staffing and executive placement costs, a $1.9 million increase in personnel costs related to planned growth of our workforce, and a $1.5 million increase in all other expenses.

Research and Development

Research and development costs increased $0.1 million, or 5.7%, to $1.8 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020. The increase was primarily due to an increase in professional services costs related to product development activities.

Operating Income (Loss)

Operating income (loss) decreased $30.9 million to an operating loss of $6.6 million for the three months ended September 30, 2021 compared to operating income of $24.3 million for the three months ended September 30, 2020. This decrease was primarily due to net revenues being unfavorably impacted during the quarter by production and demand issues (as described above), increased costs and a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel.

Interest Expense

During the three months ended September 30, 2021, interest expense totaling $0.8 million was offset by $0.8 million of capitalized interest, of which $0.6 million related to periods prior to the third quarter of 2021 and was recorded as an out-of-period correction in the third quarter of 2021. The Company incurred interest expense of $1.2 million for the three months ended September 30, 2020. The $0.4 million decrease in interest expense was primarily due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. Interest expense in 2021 also includes amortization of deferred loan costs associated with the 2020 Credit Agreement and fees related to the revolving line of credit.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of our Class A Stock at a price of $5.74 per share, subject to certain adjustments. We accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. We determined the fair value of the Incremental Loan Warrants to be $64.9 million at September 30, 2020. During the three months ended September 30, 2020, we recognized a loss of $18.0 million in our condensed consolidated statement of operations related to the change in fair value of these warrants. There was no gain or loss on the Incremental Loan Warrants for the three months ended September 30, 2021 as they were exercised in 2020.

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at September 30, 2021 had a fair value of $9.0 million. The fair value of the public and sponsor warrants outstanding at September 30, 2020 was $188.5 million. During the three months ended September 30, 2021, we recognized a gain of $5.4 million in our condensed consolidated statement of operations related to a decrease in the fair value of the sponsor warrants exercised during the quarter or that were outstanding at the end of the quarter. During the three months ended September 30, 2020, we recognized a loss of $86.0 million in our condensed consolidated statement of operations related to an increase in the fair value of the public and sponsor warrants exercised during the prior year quarter or that were outstanding at the end of the prior year quarter.

Loss on Extinguishment of Debt

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off the Related Party Loan, the Company recognized a $5.8 million loss on extinguishment of debt during the three months ended September 30, 2020.

Tax Receivable Agreement Expense

We are party to a tax receivable agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in its allocable share of the tax basis of the tangible and intangible assets of Purple LLC. Because of the Business Combination, subsequent exchanges of 43.5 million Class B Units for Class A Stock and changes in estimates relating to the expected tax benefits associated with the tax receivable agreement, the tax receivable agreement liability totaled $171.5 million and $172.0 million at September 30, 2021 and December 31, 2020, respectively. During the third quarter of 2021, we realized $0.8 million of tax receivable agreement income due to the impact of recording the 2020 provision to return adjustments. Of the $90.2 million liability recorded during the three months ended September 30, 2020, $89.7 million related to current period exchanges and was recorded as an adjustment to stockholders’ equity and $0.6 was recorded to expense as it related to reestablishing the tax receivable agreement liability related to prior year exchanges.

Income Tax Benefit

Our income tax benefit was $2.5 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. This increase primarily resulted from a change in the effective tax rate due to a portion of the valuation allowance being released in 2020 and the change in fair value of the warrant liability which is treated as a permanent item for tax purposes.

Noncontrolling Interest

We attribute net income or loss to the Class B Units in Purple LLC as a noncontrolling interest at their aggregate ownership percentage. We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended September 30, 2021 compared to a net loss of $0.1 million for the three months ended September 30, 2020. The decrease in the net income level attributed to noncontrolling interests primarily resulted from the noncontrolling ownership interest declining to approximately 1% for the three months ended September 30, 2021 from approximately 18% for the three months ended September 30, 2020.

Operating Results for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2021	% of Net Revenues	2020	% of Net Revenues
Revenues, net	$539,796	100.0%	$474,582	100.0%
Cost of revenues	309,505	57.3	251,515	53.0
Gross profit	230,291	42.7	223,067	47.0
Operating expenses:
Marketing and sales	163,053	30.2	127,313	26.8
General and administrative	54,024	10.0	27,312	5.8
Research and development	5,430	1.0	4,712	1.0
Total operating expenses	222,507	41.2	159,337	33.6
Operating income	7,784	1.4	63,730	13.4
Other income (expense):
Interest expense	(1,129)	(0.2)	(4,045)	(0.9)
Other income (expense), net	(30)	—	109	—
Change in fair value – warrant liabilities	19,369	3.6	(212,593)	(44.8)
Loss on extinguishment of debt	—	—	(5,782)	(1.2)
Tax receivable agreement income (expense)	639	0.1	(33,512)	(7.1)
Total other income (expense), net	18,849	3.5	(255,823)	(53.9)
Net income (loss) before income taxes	26,633	4.9	(192,093)	(40.5)
Income tax benefit (expense)	(1,005)	(0.2)	35,818	7.5
Net income (loss)	25,628	4.7	(156,275)	(32.9)
Net income attributable to noncontrolling interest	55	—	7,178	1.5
Net income (loss) attributable to Purple Innovation, Inc.	$25,573	4.7	$(163,453)	(34.4)

Revenue

Net revenues increased $65.2 million, or 13.7%, to $539.8 million for the nine months ended September 30, 2021 compared to $474.6 million for the nine months ended September 30, 2020. This increase consisted of wholesale net revenues increasing $71.3 million, or 62.3%, offset in part by DTC net revenues decreasing $6.1 million, or 1.7%. Our wholesale business was favorably impacted by wholesale partner expansion combined with a reopening of wholesale partner doors. However, this favorable impact was offset by lower-than expected demand from our wholesale customers in the third quarter of 2021, primarily due to production delays experienced in the second and third quarter of 2021, as described above. DTC net revenues were also unfavorably impacted by the impact of production and demand issues on second and third quarter net revenues. The increase in net revenues from a product perspective reflected a $37.8 million increase in mattress sales, a $19.0 million increase in other bedding product sales and an $8.4 million increase in other product sales. This growth was primarily driven by an increase in wholesale customer demand. However, we believe that wholesale and DTC demand were adversely affected by the production issues we experienced in the second and third quarters of 2021, as our ability to manufacture and deliver our products to both DTC and wholesale customers was interrupted. In addition, in response to production delays, we temporarily reduced our marketing spending, which reduced demand for our products, particularly with respect to our DTC channel. While we have returned to planned production and marketing activities, it is unclear when customer demand will return to expected levels. We currently anticipate that net revenues in the fourth quarter of 2021 will continue to be adversely impacted by slower than anticipated recovery to prior demand levels.

Cost of Revenues

The cost of revenues increased $58.0 million, or 23.1%, to $309.5 million for the nine months ended September 30, 2021 compared to $251.5 million for the nine months ended September 30, 2020. The increase, which was primarily due to a $32.7 million increase in direct material costs, a $21.3 million increase in labor and overhead costs, and a $4.0 million increase in other costs, was primarily associated with increased product sales and higher production, shipping, material and labor costs. The gross profit percentage decreased to 42.7% of net revenues for the nine months ended September 30, 2021 from 47.0% for the comparative prior year period. The decrease in our gross profit percentage was primarily driven by a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel, rising raw material and labor costs and the unfavorable impact of production issues. While we have returned to planned production capacity, we anticipate that shipping, raw material and labor costs will continue to remain at elevated levels or increase in the foreseeable future.

Marketing and Sales

Marketing and sales expenses increased $35.7 million, or 28.1%, to $163.1 million for the nine months ended September 30, 2021 compared to $127.3 million for the nine months ended September 30, 2020. This increase reflected a $12.8 million increase in advertising costs due to higher advertising rates in 2021 and advertising costs in the prior year second quarter being uncharacteristically low due to the pandemic, a $12.3 million increase in personnel costs related to planned growth of our workforce and a $10.7 million increase in other marketing and sales expenses. Marketing and sales expense as a percentage of net revenues was 30.2% for the nine months ended September 30, 2021 compared to 26.8% for the nine months ended September 30, 2020. The higher percentage of net revenues in the first nine months of 2021 was due in part to product sales being unfavorably impacted by production and demand issues experienced in the second and third quarters of 2021, as described above, coupled with higher advertising rates in 2021 and advertising costs in the prior year second quarter being uncharacteristically low because of the pandemic.

General and Administrative

General and administrative expenses increased $26.7 million, or 97.8%, to $54.0 million for the nine months ended September 30, 2021 compared to $27.3 million for the nine months ended September 30, 2020. This increase was primarily due to a $16.8 million increase in legal and professional fees related to offering costs, including underwriting commissions related to shares sold by Coliseum Capital Partners, and increased expenses for consulting, professional staffing and executive placement costs, a $5.3 million increase related to planned increases in our workforce, and a $4.6 million increase in all other expenses.

Research and Development

Research and development costs increased $0.7 million, or 15.2%, to $5.4 million for the nine months ended September 30, 2021 from $4.7 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in professional services costs related to product development activities.

Operating Income

Operating income decreased $55.9 million, or 87.8%, to $7.8 million for the nine months ended September 30, 2021, from operating income of $63.7 million for the nine months ended September 30, 2020. This decrease was primarily due to net revenues being unfavorably impacted by production and demand issues in the second and third quarters of 2021, increased costs and a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the DTC channel.

Interest Expense

Interest expense totaled $1.1 million for the nine months ended September 30, 2021 as compared to $4.0 million for the nine months ended September 30, 2020. Interest expense in 2021 was offset in part by $0.8 million of capitalized interest of which $0.6 million related to periods prior to the third quarter of 2021 and was recorded as an out-of-period correction in the third quarter of 2021. The $2.9 million decrease was also due to the $35.0 million Related Party Loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. Interest expense in 2021 also includes amortization of deferred loan costs associated with the 2020 Credit Agreement and fees related to the revolving line of credit.

Change in Fair Value – Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded a $10.0 million increase in the Related Party Loan and received 2.6 million warrants to purchase 2.6 million shares of our Class A Stock at a price of $5.74 per share, subject to certain adjustments. We accounted for the Incremental Loan Warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. We determined the fair value of the Incremental Loan Warrants to be $64.9 million at September 30, 2020. During the nine months ended September 30, 2020, we recognized a loss of $43.3 million in our condensed consolidated statement of operations related to the change in fair value of these warrants. There was no gain or loss on the Incremental Loan Warrants for the nine months ended September 30, 2021 as they were all exercised in 2020.

There were 15.5 million public warrants issued in connection with GPAC’s formation and IPO and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the IPO. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at September 30, 2021 had a fair value of $9.0 million. The fair value of the public and sponsor warrants outstanding at September 30, 2020 was $188.5 million. During the nine months ended September 30, 2021, we recognized a gain of $19.4 million in our condensed consolidated statement of operations related to a decrease in the fair value of the sponsor warrants exercised during the nine-month period or that were outstanding at September 30, 2021. During the nine months ended September 30, 2020, we recognized a loss of $169.3 million in our condensed consolidated statement of operations related to an increase in the fair value of the public and sponsor warrants exercised during the prior year nine-month period or that were outstanding at the end of September 30, 2020.

Loss on Extinguishment of Debt

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off the Related Party Loan, the Company recognized a $5.8 million loss on extinguishment of debt during the nine months ended September 30, 2020.

Tax Receivable Agreement Expense

The tax receivable agreement liability totaled $171.5 million and $172.0 million at September 30, 2021 and December 31, 2020, respectively. During the first nine months of 2021, we realized $0.6 million of tax receivable agreement income due to the impact of recording the 2020 provision to return adjustments. Of the $168.3 million liability recorded during the nine months ended September 30, 2020, $134.9 million relates to current year exchanges and was recorded as an adjustment to stockholders’ equity and $33.5 million was recorded to expense as it related to reestablishing the tax receivable agreement liability related to prior year exchanges.

Income Tax Benefit (Expense)

Income tax expense was $1.0 million for the nine months ended September 30, 2021, compared to an income tax benefit of $35.8 million for the nine months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021 was primarily the result of no longer having a full valuation allowance, the decrease in noncontrolling interest, and the change in fair value of the warrant liability which is treated as a permanent item for tax purposes. The income tax benefit in the comparative prior nine-month period was primarily due to a portion of the valuation allowance associated with the Company’s federal and state deferred tax assets being released and recorded as an income tax benefit during the nine months ended September 30, 2020.

Noncontrolling Interest

Net income attributed to noncontrolling interests was $0.1 million for the nine months ended September 30, 2021, compared to $7.2 million for the nine months ended September 30, 2020. This decrease is the result of the noncontrolling interest ownership percentage being significantly lower in 2021 than 2020.

Liquidity and Capital Resources

Our primary cash needs have historically consisted of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of cash receipts from sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions were $83.6 million and $74.9 million, respectively, as of September 30, 2021 compared to $123.0 million and $96.9 million, respectively, as of December 31, 2020. Inventories as of September 30, 2021 totaled $84.0 million compared with $65.7 million as of December 31, 2020 as production returned to planned levels and we were able to increase our finished goods inventory to adequate stock levels to enable timely shipments to our customers. Cash used for purchases of property and equipment increased from $14.2 million during the first nine months of 2020 to $40.1 million during the first nine months of 2021. This increase primarily resulted from continuing to invest in our business by building out our new manufacturing facility in Georgia that began operations in March 2021, enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, and opening 11 new Company showrooms during the first nine months of 2021.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate its adverse impact. Given the initial difficulty in predicting how long the pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. In the second half of 2020, we ended most of the cash preservation programs and returned to full production to meet increased demand. During 2021, we have increased our inventory levels and invested in our manufacturing capacity and showroom expansion. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, ongoing cash generated from our DTC business, amounts available under our line of credit, increasing demand of our products in the wholesale channel and continuing ramp up of store operations, will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

On September 3, 2020, we paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s Related Party Loan. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest.

Also on September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan (the “Term Loan”) and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the Term Loan and revolving line of credit are based on Purple LLC’s leverage ratio and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. As of September 30, 2021, there was no balance outstanding on the revolving credit facility. Proceeds from the Term Loan were used to retire all indebtedness associated with the Related Party Loan.

During the nine months ended September 30, 2021, 6.6 million sponsor warrants were exercised on a cash and cashless basis resulting in the issuance of 2.3 million shares of Class A Stock. The proceeds received for the cash exercise was $0.1 million. At September 30, 2021, there were 1.9 million sponsor warrants outstanding.

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

On November 8, 2021, we provided notice to KeyBank National Association requesting a $55.0 million draw on our revolving line of credit under the 2020 Credit Agreement, which represents the full amount available under the revolving line of credit. The initial borrowing rate will be 3.50%, based on the LIBOR floor of 0.5% plus 3.00%.

As described above, we experienced production and demand issues in the second and third quarters of 2021 that adversely affected net revenues. We have also experienced increases in shipping, raw material and labor costs. While we have returned to planned production levels, we currently anticipate that the impact of lower-than-expected demand and higher shipping, material and labor costs will continue to adversely affect our business and results of operations through the fourth quarter of 2021. These issues may adversely affect our ability to comply with covenants under the 2020 Credit Agreement, which could result in our default under such covenants. If we are unable to comply with the covenants and other conditions under the 2020 Credit Agreement, we will need to seek a waiver or amendment to avoid a default. However, we may not be able to obtain such a waiver or amendment or may be required to incur additional expenses or accept unfavorable terms.

If cash flow from operations or available financing under the 2020 Credit Agreement are not sufficient to fund our operating expenses or our growth strategies, we may need to raise additional capital. Our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from macroeconomic factors and approval from the lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if offered, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the tax receivable agreement. As of September 30, 2021, the tax receivable agreement liability reflected in our condensed consolidated balance sheet is $171.5 million of which $5.9 million is classified as other current liabilities in the condensed consolidated balance sheet.

Cash Flows for the Nine months Ended September 30, 2021 and 2020

The following summarizes our cash flows for the nine months ended September 30, 2021 and 2020 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$132	$87,400
Net cash used in investing activities	(41,498)	(25,084)
Net cash provided by financing activities	2,027	2,161
Net (decrease) increase in cash	(39,339)	64,477
Cash, beginning of the period	122,955	33,478
Cash, end of the period	$83,616	$97,955

Nine months ended September 30, 2021 Compared to the Nine months ended September 30, 2020

Cash provided by operating activities was minimal during the nine months ended September 30, 2021 compared to $87.4 million for the nine months ended September 30, 2020. The decrease in cash provided by operations primarily resulted from a $49.9 million decrease in cash provided by operating income which was mainly driven by net revenues being unfavorably impacted by production and demand issues experienced in the second and third quarters of 2021, coupled with higher marketing and sales expenses, increased legal and professional fees and planned increases in our workforce. The decrease in cash provided by operations was further impacted by a $37.3 million decrease in operating cash flows related to net changes in operating assets and liabilities for the nine months ended September 30, 2021 compared to the corresponding nine-month period in the prior year. This decrease consisted of decreased cash from changes in period-over-period fluctuations in accounts receivable, inventories and liabilities, offset in part by an increase in cash related to a change in the year-over-year fluctuation in prepaid inventory and other assets. We currently anticipate that our operating results for the fourth quarter of 2021, including cash provided by operating activities, will continue to be adversely impacted by slower recovery to prior demand levels, and rising shipping, material and labor costs.

Cash used in investing activities was $41.5 million for the nine months ended September 30, 2021 compared to $25.1 million for the nine months ended September 30, 2020. This increase primarily resulted from continuing to invest in our business by building out our new manufacturing facility in Georgia that began operations in March 2021, enhancing our manufacturing capabilities in Utah, scaling our infrastructure to support the growth of our workforce, and opening 11 new Company showrooms during the first nine months of 2021.

Cash provided by financing activities during the nine months ended September 30, 2021 was $2.0 million compared to $2.2 million of cash provided by financing activities during the nine months ended September 30, 2020. Financing activities in the first nine months of 2021 included $4.1 million in proceeds from an InnoHold indemnification payment and $1.2 million of proceeds from warrant and stock option exercises, offset in part by $1.7 million in principal payments on the Term Loan, member tax distributions of $1.0 million and a $0.6 million payment for the tax receivable agreement.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K/A filed May 10, 2021. There were no significant changes in our critical accounting policies since the end of fiscal 2020.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 30, 2021, we were not involved in any unconsolidated special purpose entity transactions and did not have any off-balance-sheet financing. Also, there was no balance outstanding on our $55.0 million revolving credit facility as of September 30, 2021.

There have been no material changes to our contractual obligations during the three months ended September 30, 2021 from those previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weakness described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the Quarter ended September 30, 2021, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT resources; and inadequate risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting.

The material weakness did not result in any identified misstatements in our consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at September 30, 2021, the Company’s internal control over financial reporting was ineffective.

Management’s Plan for Remediation

In response to this material weakness, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weakness. The Company has allocated resources to remediate user access related control and segregation of duties deficiencies. Our remediation plan also includes providing training to personnel associated with reviewing IT user access. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously reported, we determined a material weakness existed related to the design and implementation of sufficient controls and processes around the assessment of complex accounting issues reached in prior periods that continue to impact the Company, specifically related to the valuation and classification of warrants. As a result, we determined that we did not have effective controls to prevent or detect a financial statement misstatement on a timely basis.

In response to this material weakness, we effectively implemented enhanced processes and controls to include additional steps in management’s review of historical complex accounting issues that may continue to impact the Company. We have also increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the previously reported material weakness described above has been remediated as of September 30, 2021.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the changes described above, during the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Lack of availability and quality of raw materials, labor, and shipping services, or increases in the cost of such inputs, could cause and has caused delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

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

Even if we are able to obtain raw materials and other production inputs in a timely manner, supply chain constraints, inflation, and other factors may increase the costs of shipping, raw materials, labor, and other production and operational resources. We have experienced and expect to continue to experience increases in the cost of core materials and labor needed to manufacture our products. Such cost increases could adversely impact our production capacity and efficiency and reduce our gross margins and earnings.

The ongoing COVID-19 pandemic, including measures taken in response by governments and businesses worldwide to contain its spread, and general economic conditions have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight costs and delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased over the last several months. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products or may increase the costs of such materials, which could adversely affect our earnings and our ability to acquire and maintain adequate inventory and meet demand for our products. Any significant delay or interruption in our supply chain, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and could harm our business.

Our future growth and profitability depend, in part, upon our ability to achieve and maintain sufficient production capacity to meet customer demands.

We manufacture our mattresses using our proprietary and patented Mattress Max machinery to make our Hyper-Elastic Polymer cushioning material. Because these machines are proprietary and we do not yet have a long history of their maintenance needs, we may not be able to sufficiently maintain them for operation at full capacity or at all when needed. We have experienced unexpected maintenance issues following a shutdown of these machines that took longer to bring them up to full operating capacity then what we expected. Also, because of the unique features of our Mattress Max machines, and due to continuing improvements to these machines, new machines are not readily available and must be constructed which takes time. We also have experienced inefficiencies in sourcing of materials and production of finished products. We have taken steps to improve our processes and capabilities, but if we are unable to maintain our improvements and continue our improvement initiatives to increase efficiencies, we may not be able to keep up with demand which would harm our business. If we are unable to construct new Mattress Max machines and implement them into our production process in a timely manner, if our existing Mattress Max machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing Mattress Max machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. We manufacture mattresses and other products using components provided by third-party suppliers. If those third-party suppliers are unable to provide us with such components or if our assembly capacity is insufficient, our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

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

The disruption of operations of our manufacturing facilities for a significant period of time, or even permanently, or disruptions to the planned further build-out of the Georgia facility such as through a closure related to the COVID-19 pandemic or the loss of a lease, may increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could materially and adversely affect our operating results and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. Our Utah facilities are near earthquake fault lines and our Georgia facility is located in an area that may be subject to hurricanes; such natural disasters in these areas could disrupt manufacturing and other operating activities, which could adversely affect our business.

The ongoing COVID-19 pandemic and responses thereto have adversely affected and may continue to adversely affect aspects of our business, including, among other things, our supply chain, workforce, and operations.

The COVID-19 pandemic has resulted in far-reaching economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations. The U.S. federal government, U.S. states and many local jurisdictions have issued at various times, and others in the future may issue, “shelter-in-place” orders, quarantines, mandatory vaccinations, executive orders and similar government orders, restrictions, and recommendations for their residents and employers within their jurisdictions to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, supply chain constraints (including, for example, shipping delays, capacity constraints, and supply shortages), work-from-home policies, travel restrictions, cancellation of events and decreased employee satisfaction, as well as increased volatility in stock prices, among other effects. While certain jurisdictions may ease some restrictions, we cannot be certain that other jurisdictions will do so or that eased restrictions are permanent. Furthermore, many jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted governments to reinstate previously scaled back restrictions and propose new restrictions. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions or adopt additional restrictions that could negatively affect our business, including, but not limited to, requiring us to close our manufacturing facilities or to require our employees to be vaccinated including those employees who are concerned about being vaccinated as required by federal, state or local rule or regulation. In addition, policies in the United States regarding the government response to the COVID-19 pandemic may further change.

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

While many initial quarantines and other government restrictions have been scaled back, there is risk that we will be unable to continue normal production and operations, due to, among other things, disruptions and delays in our supply chain, government relief programs that enable production workers to remain out of the workforce, and difficulties in ramping up our own operations. Quarantines and other restrictions may also be reestablished in response to further outbreaks of COVID-19 or its variants. We may also experience disputes with our suppliers and/or customers as a result of such difficulties. Further, there may be subsequent outbreaks of COVID-19 that could disrupt our operations. In addition, as employees return to work, we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our facilities.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. We do not yet know the impact that vaccines may have in mitigating or ending the outbreak of COVID-19, or how the availability of such vaccines may affect our work force. We also do not know the impact that government mandated vaccine policies for employers will have on our workforce. However, these effects could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures, and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also adversely and materially affect our reputation. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

In 2021, we experienced an incident involving our manufacturing equipment that resulted in the death of one of our employees. As a result, we shut down our manufacturing equipment while we evaluated the safety of our manufacturing equipment and identified and implemented safety improvements. In addition, once safety improvements were implemented and manufacturing resumed, we experienced unanticipated mechanical and maintenance issues while ramping up to normal production. These delays in production limited our ability to fill customer orders, which has adversely affected our financial results and relationships with customers, including wholesale partners delaying when they started or intend to start ordering products again. Other incidents could result in further production delays, which could adversely affect our operating performance and reputation with our customers. While we have lowered our risk of future safety incidents by committing significant financial resources and time to implementing safety improvements, these safety improvements may cause our production output to decrease and could materially adversely affect our operating results and our ability to grow our business.

The occurrence of such incidents has resulted in and could in the future result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and may adversely affect our financial condition and operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

We have in some instances kept excess amounts of raw material inventory and some finished goods inventory, which could be susceptible to shrinkage that may harm our ability to use or sell such inventory and may adversely impact our profitability.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excess amounts of raw materials inventory. We also have accumulated in the past excess amounts of some finished goods inventory, and we may again have excess amounts of some of our inventory. All such excess inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. Excessive inventory also takes warehouse space that prevents efficient use for other activities. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excess amounts of some items of raw materials and finished goods and related shrinkage and inefficiencies that could adversely impact our cash flow, margins and profitability.

As a result of production delays earlier this year that limited our ability to fill customer orders, many of our wholesale partners had to adjust their business plans due to the disruption this caused them and they stopped ordering the volume of products we had anticipated, and has taken longer to ramp to volumes that predated the production delays. Despite our ability to again produce enough products to meet the needs of our wholesale customers, expected orders were not received at the levels we anticipated, and it is unknown when they will be received, which could leave us with a larger than desired inventory of finished mattress products that we are ready to deliver. Until we receive orders and are able to deliver these products, they are subject to the risks associated with holding excess inventory. If this occurs, this also could unfavorably impact our cash flow and available working capital and could increase our accounts receivables when orders are received and filled in accordance with payment terms with our wholesale customers.

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

Our wholesale relationships may from time to time be terminated by us or our partners, or the terms of such relationships may be amended or modified. As a result of such terminations, we would lose sales previously generated through such relationships, which could have a material adverse impact on our net sales, profitability and financial position. Disputes with wholesale partners also may arise related to such relationships, or any terminations of related agreements, which could cause us to incur expenses, delay our receipt of amounts owed to us, interfere with our relationship with other retailers, subject us to liabilities and distract us from our strategic objectives. As our agreements terminate or relationships unwind, we may be unable to renew or replace these agreements on comparable terms, or at all, and the loss of sales from such relationships could harm our business. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

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

We have entered into arrangements with several wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our DTC operations. Our wholesale partners may choose not to continue doing business with us or may choose to reduce the amount of our products they order, which would result in a corresponding loss of revenue. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the contractual rights we owe other wholesale partners or interfere with their other legal rights. Our wholesale partners may compete against us in DTC or other channels that are important to us and may erode our business in such channels. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened and plan to continue to open a growing number of Company showrooms in cities across the U.S. Our business is expanding into additional Company showrooms which, like our online e-commerce retail store, may compete more directly with our wholesale partners for customers. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

In addition, shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased over the last several months. These events, combined with the impacts of the ongoing COVID-19 pandemic, could result in manufacturing and shipping delays and constraints and limit the ability of our suppliers to provide raw materials and other components in a timely manner, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. Shipping delays could also adversely affect our ability to deliver products to our customers in a timely manner, which could harm our business.

Our success is highly dependent on our ability to provide timely delivery on a cost-effective basis to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

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

We rely on common carriers and freight forwarders to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any disruption to the business of delivery carriers could cause our business to be adversely affected. Any significant delay in deliveries to our customers could lead to increased cancellations and returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers. In some areas, we are testing Company-owned delivery services that have been successful and efficient, and we intend to continue growing such services as demand and volume dictate. If our Company-owned delivery services do not continue to deliver products in a timely or cost-effective manner, we may need to revert to third party carriers and our reputation and business may be adversely affected.

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, supply chain disruptions or delays (including, for example, from port closures or shipping or labor shortages), delays in product shipments clearing U.S. Customs and Border Protection (“CBP”) for reasons of non-compliance or otherwise, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. The adverse effect on our business could include increase in freight costs if we choose to use more air freight. Our business could also be adversely affected if the business of our suppliers is disrupted because of infectious diseases or fear thereof such that quarantines, factory closures, labor disturbances, and transportation delays result. Such delays and events could adversely affect our profitability and reputation, as well as demand for our products.

In addition, if we are unable to deliver our products in a timely manner, our customers, both DTC and wholesale, may choose to limit future orders of our products, or choose to not order products from us at all. If, as a result of production or shipment issues, demand for our products declines or does not increase, our business and results of operations could be materially and adversely affected.

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

We have identified a material weakness in our internal control over financial reporting and if we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results

During the Quarter ended September 30, 2021, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT resources; and inadequate risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting. The material weakness did not result in any identified misstatements in the consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at September 30, 2021, the Company’s internal control over financial reporting was ineffective.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Breaches involving any such information could be more likely to the extent we have any material weakness in internal control over financial reporting related to ITGCs in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes.

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

We may be subject to data privacy and data breach laws in the states in which we do business, and as we expand into other countries, we may be subject to additional data privacy laws and regulations. State data privacy laws (such as the California Consumer Privacy Act), including application and interpretation, are rapidly evolving. The rapidly evolving nature of state and federal privacy laws, including potential inconsistencies between such laws and uncertainty as to their application, adds additional compliance costs and increases our risk of non-compliance. While we attempt to comply with such laws, we may not be in compliance at all times in all respects. Failure to comply with such laws may subject us to fines, administrative actions, and reputational harm.

ITEM 5. OTHER INFORMATION

On November 8, 2021, Purple LLC and Mattress Firm agreed to terminate the Master Retailer Agreement (the “Agreement”) dated September 18, 2018 between Purple and Mattress Firm. The Agreement was replaced by a new Master Retailer Agreement with terms consistent with the Company’s standard retailer agreement. The replacement agreement eliminates all of the prior exclusivity arrangements.

ITEM 6. EXHIBITS

Number	Description
10.1+(1)	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021.
10.2+(1)	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan, dated as of July 12, 2021.
10.3+(1)	Form of Restricted Share Unit Agreement.
10.4+(1)	Form of Performance-Based Share Unit Agreement.
10.5+(1)	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan, dated as of July 12, 2021.
10.6+(2)	Consultancy Agreement entered into between Purple Innovation, LLC and Bennett Nussbaum dated August 19, 2021.
31.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Joseph B. Megibow, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed July 13, 2021.

(2)	Previously filed as an Exhibit to the Current Report on Form 8-K filed August 24, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 9, 2021	By:	/s/ Joseph B. Megibow
Joseph B. Megibow
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2021	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)