Form 10-K
period 2021-12-31
Purple Innovation, Inc.
filed 2022-03-01
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2021, as reported on the NASDAQ Capital Market, was $1,536.9 million.

As of February 28, 2022, there were 66,520,782 shares of Class A common stock, par value $0.0001 per share, and 448,279 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99% as of March 1, 2022. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination, and “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple. Specifically, forward-looking statements may include statements relating to the future financial performance of the Company, changes in the markets in which Purple competes, expansion plans and opportunities, expansion of the direct to consumer market, our expectation of opening additional Purple retail showrooms, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

ii

PART I

Item 1. Business

Introduction

Purple’s mission is to help “every body” sleep, feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer®, known as the Purple Grid®, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. Specially engineered for enhanced pressure relief and unwavering support, Purple’s patented grid technology has been used and tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses and other cushion products.

We market and sell our products through direct-to-consumer e-commerce and Purple retail showrooms (collectively “DTC”) and retail brick-and-mortar wholesale partners.

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

In addition to developing transformative, differentiated products and technologies, we have built a brand that has high customer engagement and avid brand advocates. We have an experienced marketing team, providing efficient customer acquisition and brand demand development. Our marketing strategy enables us to market our full product suite to customers, generate frequent interactions online and drive traffic to all channels offering our products. Evidencing the strength of our brand, our close rate among consumers who are considering a purchase was at an all-time high in the fourth quarter of 2021.

As a native DTC brand, our knowledge of and engagement with consumers across digital and brick and mortar retail channels is advantageous and increasing. To complement our DTC efforts, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, home décor, and department store spaces. We believe our distinctly differentiated products, marketing strategies, manufacturing capabilities, unique branding and proprietary technologies position us to continue to drive our growth in comfort products. By fourth quarter 2021, we believe we increased our share in the overall mattress category nearly a full percentage point from the previous high in the fourth quarter of 2020 and first quarter of 2021. In 2021, our DTC sales, which includes online and Purple retail showrooms, accounted for 65.3% of our net revenues and wholesale accounted for 34.7% of net revenues, while sales of sleep products accounted for 91.5% of our net revenues and other products accounted for 8.5%.

In 2021, Purple opened and scaled a new facility in McDonough, Georgia to create growth-supporting capacity and a manufacturing footprint that serves our customers in the eastern U.S. We also grew our DTC efforts by adding 19 Purple retail showrooms in 2021 and two thus far in 2022, making a total of 30 Company showroom locations in cities across the United States. We anticipate opening additional Purple retail showrooms throughout 2022 and to eventually have more than 200 showrooms.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help “every body” sleep, feel and live better. Whether it’s getting a better night’s rest or elevating the work from home experience, we design and manufacture truly innovative, differentiated products that put our customer’s comfort first.

Sleep Products

The sleep products category encompasses a variety of products including mattresses, pillows, bases, foundations, sheets, mattress protectors, blankets and duvets. Meaningful innovation in sleep products has remained stagnant and limited over the last 150 years. Coil spring mattresses and memory foam, two of the primary materials underpinning mattress technology today, were invented in the 1860’s and 1990’s. Latex, water and air mattresses followed, emerging in the latter part of the 20th century. Since these early inventions, the mattress industry has remained complacent with little meaningful innovation, until the introduction of the Purple Grid. Our Purple Grid, made from our proprietary Hyper-Elastic Polymer, represents a meaningful innovation in pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer. The Purple Grid solves problems that regular mattresses create and has proven that material innovations can have a positive impact on sleep.

Beginning in 2015, the market for sleep products underwent a fundamental transformation with the rise of e-commerce-based brands and direct to consumer distribution, which disrupted the traditional category dynamics and drove the majority of category growth (versus traditional mattress companies) for several years. Today, the U.S. mattress industry has rebalanced to be comprised of vendors that rely on retail distribution as well as a consolidated number of direct-to-consumer retailers who have tried to expand brick and mortar distribution to capture more market share in a category still tied to instore product trials. Amidst this changing category dynamic, Purple’s manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the sleep products category.

In general, new direct to consumer mattress companies offer convenience, free shipping and returns, and low prices, while leveraging third-party manufacturing and distribution. Materials used by online mattress retailers include layers of foam cushioning that are assembled, compressed and folded into a box for distribution. This market is highly fragmented, commoditized and competitive, with customer purchase decisions based primarily on price. Prior to Purple, there has been little recent success disrupting the premium market, where the majority of category revenue and profit is realized. Competitors in the premium market include Tempur Sealy and Sleep Number.

While e-commerce home goods purchases have increased over the past five years, traditional brick-and-mortar retailers command a significant part of the market for mattress products. This part of the retail market is also highly fragmented and competitive. The leading brick-and-mortar specialty mattress retailers in the United States and Canada are, respectively, Mattress Firm and Sleep Country Canada, both of which Purple has significant partnerships with. These national retailers compete with both regional and local retailers as well as furniture and department stores. Purple has also expanded into many of these regional furniture retailers.

Across these channels, some key factors that impact competition in our industry include comfort feel, product features, reliable logistics and manufacturing capabilities, marketing efficacy and efficiency, brand differentiation, expertise of sales associates, customer care, pace of innovation and product roadmap, price of products and services, financial stability and ability to invest in innovation.

What Makes Purple Different?

We believe we have a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology—We are a company built on innovation and licensing, with more than 30 years of expertise in comfort innovation. Purple is founded upon decades of history developing innovative comfort solutions, including the invention of our proprietary and patented Hyper-Elastic Polymer technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the mattress industry since the introduction of memory foam in 1992. We believe that the unique properties of the Purple Grid enable several improvements to existing sleep products that are not addressed by foam, spring and air mattresses.

●	Pressure Relief—The Purple Grid is designed around the science of column buckling which enables our mattresses to be both firm and soft. The Purple Grid offers support across the body’s larger surface areas, such as the back, while providing pressure relief at local areas or points of pressure, such as the hips and shoulders. We believe Purple’s founders were the first to leverage this technology in mattresses after its success in licensing its proprietary Purple Grid to medical manufacturers for use in wheelchairs, critical care beds and to this day, hospital beds. The resulting feel is often described as buoyant and responsive.

●	Temperature Neutral—The Hyper-Elastic Polymer material itself is temperature neutral, with the surface of the Purple Grid comprised mostly of air, made from thousands of open-air channels. The channels allow for high airflow and dissipation of heat and vapor. This is the opposite of foam beds, which absorb heat from the body and then radiate the heat back, constantly increasing the temperature. The Purple Grid allows for continual sleeping without waking up hot.

●	Responsive—Unlike memory foam, which compresses, gets hard and then takes time to recoil, the Purple Grid is instantly responsive to the body as it moves. It will immediately flex to support your position and spring back into place as you readjust during the night.

●	Durable—Hyper-Elastic Polymer material is a highly durable gel that we believe outlasts most foams by two to three times. The Hyper-Elastic Polymer technology also has numerous applications beyond mattress products including seat cushions, pillows, pet beds and beyond. The development of the Hyper-Elastic Polymer technology is only one of numerous innovations we have developed to produce a range of unique and effective comfort products across the sleep, seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers to imitation. We have hundreds of granted or pending patents and hundreds of patent filings that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has decades of experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our Mattress Max machine, designed and built by Purple, allows for large-format injection molding of gels at scale. Not commercially available outside of Purple, this machine is essential in producing our proprietary products efficiently and at scale.

●	Growing a brand with a passionate following—Our brand mirrors our passion for uncompromising performance, quality and durability, and our dedication to improving lives by delivering better sleep and better comfort. We built our brand via a highly engaging digital marketing strategy, which rapidly grew our brand awareness to levels that we believe are very close to premium mattress category leaders in only five years. Our early brand growth was fueled by viral videos that have been seen more than 4.4 billion times across Facebook and YouTube. Our brand has extended beyond awareness of individual products and we have successfully marketed our full suite of products to customers using our DTC strategy. We believe customer satisfaction with our product has continued to drive “word of mouth” recommendation that is one of the most persuasive ways customers learn about our products.

●	Balanced, omni-channel distribution strategy—We have sought opportunities to expand brand awareness in brick-and-mortar retailers where our beds can be displayed. This is a very different approach from most bed-in-a-box players who seek traditional consumer packaged goods distribution, e.g., boxes on shelves. Our goal is to support the customer wherever and however they want to learn, try, and buy. Whether in wholesale, Purple retail showrooms, or our e-commerce channel, we are a leader in the sleep products market. Our flexible return policies and aggressive expansion of wholesale doors and showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional retailers as well as a variety of independent retail partners throughout the United States and Canada. As a result, we believe we are driving accelerated growth in the sleep products market as compared to the traditional retail sleep product industry.

●	Vertical integration enables nimble design, development and execution—We design and develop our products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

Growth Strategies

●	Amplifying Purple Brand Power—We are building a differentiated brand and investing in brand demand-driving marketing and advertising to create awareness, engagement, and preference for the Purple brand and for our products across all our sales channels. This strategic focus and capability investment will support our growth plans in the wholesale channel, in Purple retail showrooms, and on Purple.com. We’ll also harness the evangelism of the ever-growing base of Purple owners whose advocacy of our products is one of the brand’s greatest strengths.

●	Further direct-to-consumer growth and penetration—We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our e-commerce channel. We have invested in substantial improvements to our website, enhancing the education, shopping, and buying experiences, and we have expanded our contact center, enabling live voice, chat and messaging with our sales associates which has driven higher customer satisfaction, higher average order value, and higher conversion. Continued successful execution on Purple.com supports planned e-commerce growth, and growth in all channels given the importance of the site during the customer decision journey. In addition, we currently operate 30 Company showrooms in cities across the U.S. where consumers can experience our brand, learn about and engage with our technology, and purchase our products. We anticipate continual expansion of our showrooms as we optimize the format.

●	Expanded wholesale retail relationships—Expanding retail distribution of our products via new and existing arrangements represents an opportunity to tap into the large brick-and-mortar category of the sleep products market. We continue to have discussions with new retail partners to expand our wholesale footprint, as well as with existing retail partners to increase sales.

●	Existing product innovation—We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. This vertical integration enables us to continuously refine our existing products and manufacturing processes, as well as introduce new offerings, with the potential to attract new customers and drive repeat sales.

●	New product launches—We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. This includes innovations in mattresses beyond the Purple Grid, an expanded assortment based on the Harmony PillowTM that includes new patent-pending technology, other assortment expansion and new products in sleep, comfort and additional categories. In 2020, we added a children’s line of products, enabling us to sell to this underserved demographic and providing an additional opportunity to enter the home.

●	International expansion—We believe there is a substantial opportunity for international expansion, and we expect to find new opportunities as we expand into foreign markets. We entered the Canada market in Q4 2020 via the wholesale retailer Sleep Country Canada and we plan to expand in other foreign markets in the future. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will enable us to successfully enter new markets. We are exploring opportunities for international expansion in areas such as marketing, manufacturing, and distribution, as well as increasing franchise and wholesale partners.

Our Products

Our current product portfolio is as follows:

●	Mattresses—Our mattresses utilize the unique benefits of the Purple Grid creating a one-of-a-kind sleep solution that is breathable to help regulate body temperature and soft enough to cradle pressure points while also providing support through localized buckling columns. Our Purple Grid is manufactured with non-toxic, food-grade ingredients that are third-party tested and free from carcinogenic chemicals. The patented No Pressure® Purple Grid technology is used in all Purple mattresses. The buckling columns in the Purple Grid instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for uniquely buoyant, supportive comfort. We back up the quality and durability of our mattress with a 100-night comfort guarantee and a ten-year warranty. We currently sell five distinct models of mattresses, ranging from our original Purple foam-core, to our hybrid with premium pocket coil cores, and premier mattresses which include three or four inches of Purple Grid.

●	Pillows—We currently sell five types of pillows: The Purple Harmony Pillow™, the Purple Pillow™, the Purple Twin Cloud Pillow™, the Purple Cloud Pillow™ and the Kids Pillow. The Purple Harmony Pillow is a hybrid, hypoallergenic pillow featuring the world’s first and only tapered 360º Purple Grid Hex surrounding a soft, responsive Talalay latex core for optimal head and neck support. It has a cool-to-the-touch, moisture-wicking Breeze Mesh cover to enhance the benefits of the Purple Grid Hex. It’s the ultimate balance of soft, cool, and responsive no pressure support. The Purple Pillow utilizes the Purple Grid in a head-specific triangular grid-shape to protect against breaking down or losing shape. The Purple Twin Cloud Pillow is a hypoallergenic down-alternative that features our patented cover construction which includes two chambers filled with gel fibers that double up for better sleep. The Purple Cloud Pillow is filled with hypoallergenic, ultra-fine gel fibers that won’t clump, trap heat, or flatten over time. The result is plush cushioning that molds to support the head and neck. The Kids Pillow is smaller and softer than our original Purple pillow and adjusted to fit smaller sleepers. We believe our pillows are unique, with no other products in the market like them in appearance, design, functionality or comfort. We also back up the quality and durability of our pillows with a 100-night comfort guarantee and a one-year warranty.

●	Sheets—We sell two types of sheets and pillowcases. Made from stretchy and breathable bamboo-based Viscose, our SoftStretch sheets are designed to maximize the functionality of the Purple Grid in our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress). We also sell more traditional cotton-based Complete Comfort sheets designed to have cushion enhancing two-way stretch. Our sheet sets include pillowcases that also maximize the unique functionality of our pillows.

●	Mattress Protector—Like our sheets, our mattress protector is designed to optimize the functionality of the Purple Grid in our mattress. Our mattress protector is stretchy and breathable. Our protector is also stain-resistant and machine-washable, making it easy to clean.

●	Bases—The Purple® Ascent™ Adjustable Base, Purple® Foundation, and the Purple Platform Bed have been designed to meet the needs of our customers. Our Purple® Ascent™ Adjustable Base complements our mattresses by adding electrically powered functions, such as adjustable head and foot positions, zero-gravity preset for a near weightless feel, a “sitting” preset, under-bed lighting and a remote with cradle that provides additional USB ports for device charging. Our Purple® Foundation is easy to ship and assemble, with no tools required. The bases’ supports are made of high-density polyethylene, so they don’t creak or make noise like wood supports. Plus, the joints of the Purple Foundation are reinforced with nylon buffers to help prevent squeaking. Our Purple Platform Bed is designed specifically for all current Purple bed sizes and offers a high quality, simpler alternative to our more premium offerings. Constructed from lightweight steel, the Purple Platform Bed provides optimal support and prevents the mattress from sagging.

●	Seat Cushions—The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets, extending the benefits of our Hyper-Elastic Polymer and Purple Grid technologies. Purple currently sells six types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

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

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on building awareness of the Purple brand and illustrating the unique way our products deliver better sleep and comfort. We leverage data-driven marketing across all communication channels to engage, acquire, and retain customers. We also amplify the voices of our evangelical product owners, whose word-of-mouth recommendation is one of our most powerful (and ownable) marketing vehicles. Deep engagement with current customers enables us to increase additional product sales across our portfolio of offerings. The success we have achieved through our marketing campaigns has been key to rapidly building our branding and awareness.

Our Sales Channels

Historically, the majority of our sales have been through our e-commerce platform; however, we are growing our Purple retail showrooms, and expanding our wholesale channel distribution.

Direct-to-Consumer Channel

E-commerce is a primary distribution channel and a critical hub for consumer engagement and education. We have benefitted from the rapid growth of the direct-to-consumer mattress industry in addition to our differentiated product offering and unique marketing campaigns. Consumer willingness to buy sleep products online continues to grow as consumer confidence in online shopping continues to increase. We sell directly to consumers through our website and our growing customer contact center. We help customers easily engage in relevant content, research our solutions, transact online and find support. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe our 100-night trial along with free shipping and free returns provides confidence to consumers in buying a mattress.

We operate 30 Purple retail showrooms in cities across the United States where consumers can experience our brand, learn and engage with our technology and purchase our products. We plan to continue expanding our showroom footprint across the United States.

Wholesale Channel

We sell our assortment of products through brick-and-mortar wholesale partners. We began selling mattresses and other sleep products through our largest wholesale partner, Mattress Firm, in November 2017 and have continued to expand the number of wholesale partners where our mattresses and other sleep products are sold. We now sell mattresses through Ashley Furniture, Big Sandy, City Furniture, Furniture Row, HOM Furniture, Macy’s, Mathis Brothers, Mattress Firm, Raymour& Flanigan, Rooms To Go, Sleep County Canada and Steinhafels, among others. We typically have three to four mattress models on the floor. Sales associates have been trained and we believe are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue expanding brick-and-mortar wholesale partners to give our customers the opportunity to feel the difference of the Purple Grid for themselves.

Operations

Factories, Supply Chain and Manufacturing

We operate factories in Alpine, Utah, Grantsville, Utah and McDonough, Georgia, which manufacture and distribute Purple products. Our two factories in Utah have a total of 667,000 square-feet, including approximately 574,000 square-feet at our Grantsville factory and another 93,000 square-feet at our Alpine factory. Our factory in McDonough, Georgia opened in March 2021 and provides 844,000 square-feet to service our customers on the east coast. At these factories we manufacture our proprietary Hyper-Elastic Polymer and Purple Grid cushioning used in our mattress, pillow and seat cushion products. We also assemble, package and ship our products from these facilities. We continually improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We believe these factories will provide ample room to accommodate our future growth and expansion plans for the near term.

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

Environmental and Governmental Regulation

We are subject to numerous federal, state, local and foreign consumer protection and other laws and regulations applicable to the sleep product industry. These laws and regulations vary among the states and countries in which we do and intend to do business. For example, in the United States, we are subject to regulations promulgated by the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration and other federal agencies that restrict the generation, emission, treatment, storage and disposal of materials, substances and waste. We are also subject to laws such as the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. Our mattress products are also subject to fire-retardant standards developed by the State of California, U.S. Consumer Product Safety Commission and other jurisdictions where we sell these products.

As a retailer of sleep and cushioning products, we are also subject to laws and regulations applicable to retailers generally, including those regulations governing the marketing and sale of our products and the operation of our e-commerce activities. We are also subject to import and export laws and regulations to the extent our products and their component parts cross international boundaries. Many of these laws and regulations are consumer-focused and pertain to safety, truth-in-advertising, promotional offers, privacy, “do not call/mail” requirements, warranty disclosure, delivery timing requirements and similar requirements.

It is our policy and practice to comply with all applicable domestic and foreign laws and regulations. We have made and will continue to make capital and other expenditures necessary to comply with these laws and regulations. These expenditures have been immaterial to our financial results. We have not suffered a material adverse effect from non-compliance with federal, state, local or foreign legislation, but there can be no assurance that material costs or liabilities will not be incurred in connection with such legislation in the future.

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

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various domestic and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, with respect to our Hyper-Elastic Polymer and Purple Grid material as well as our Mattress Max machines.

We own or have the exclusive right to use hundreds of granted or pending patents and hundreds of patent filings on inventions and designs pertaining to our machines, processes, mattresses, pillows, seat cushions, packaging techniques and other related existing and future products. Our issued United States patents that are significant to our operations are expected to expire at various dates up to 2041.

We have several trademarks registered with the U.S. Patent and Trademark Office (USPTO), including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer®, Somnigel®, and Gel Matrix® (for plasticized elastomeric gel and certain types of products including mattresses, seat cushions, bed linen, mattress foundation and others). Additional registered trademarks include Purple Grid®, The Purple Mattress®, Purple Hybrid®, and Purple Hybrid Premier®. Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the U.S. and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders and were licensed to Purple LLC, and we have taken the necessary steps to have those trademarks assigned to Purple LLC upon registration.

We also have a number of common law trademarks, including Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Purple Plus™, Find Comfort™, Dreams On Dreams™, Reinventing Sleep™, Reinventing Comfort™, Gelflex™, Ascent™, Purple Ascent™, Comfort Reinvented™, Softstretch™, Purple Powerbase™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

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

In February 2022, we completed a restructuring of our workforce that was necessitated by a realignment of our cost structure. As a result of the realignment and restructuring, we reduced employee headcount by approximately 15% and incurred a restructuring charge of $1.1 million in the first quarter of 2022. As of March 1, 2022, we have approximately 1,800 employees engaged in manufacturing, research and development, general corporate functions and in Purple retail showrooms.

During 2021, the Company’s top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. Our current employee population works primarily within our two factories in Utah, our one factory in Georgia and at our headquarters in Lehi, Utah. However, throughout the COVID-19 pandemic, employees who were working in office settings have been working from home. We also identified new ways to work safely and effectively in our manufacturing areas by creating additional shifts, regularly cleaning common areas, wearing face masks and ensuring employees were practicing safe social distancing. We regularly engage labor contracting agencies and independent contractors to accelerate our progress and to provide support across various functions within our organization. We have no collective bargaining agreements with our employees.

Diversity and Inclusion

Purple is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their roles within the Company. We hired a Chief People Officer in 2021, who will facilitate the ways in which Purple can operationalize its commitment to expanding diversity, nurturing the power of difference, and recruiting and retaining diverse talent.

Philanthropy

Purple is driven to innovate real comfort solutions that help “every body” sleep, feel and live better while we forge real relationships with our customers and communities. We believe in the importance of contributing to the communities that we serve, and we are growing the impact of our philanthropic activities with a purposeful focus on protecting the power of sleep for children and families. We expanded this year our support of the Precious Dreams Foundation to help assure the comfort and sleep of children in foster care. We made product donations to shelters in the communities in which we live and work, and we supported the sleep of refugee families resettling in the United States. We are proud to celebrate student achievement and recognize teacher contributions and to support the local economies in communities that support our workplaces.

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

In August of 2020, Purple announced that co-founders Terry and Tony Pearce chose to retire from their positions as Co-Directors of Research & Development of Purple LLC and as directors on Purple Inc.’s Board of Directors (“Board”). Today, Purple’s research and development teams are focused on creating innovative comfort solutions for all facets of life.

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

Information About Our Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Robert T. DeMartini	60	Director, Chief Executive Officer
Bennett L. Nussbaum	74	Interim Chief Financial Officer and Treasurer
Casey K. McGarvey	62	Chief Legal Officer and Secretary
John A. Legg	60	Chief Operating Officer
Verdi R. White III	43	Chief Retail Officer
Patrice A. Varni	60	Chief Marketing Officer
John J. Roddy IV	54	Chief People Officer

Executive Officers

Robert T. DeMartini has served as Chief Executive Officer since January 2022. Prior to joining the Company, Mr. DeMartini, age 60, served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer of New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer of New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007 Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the boards of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, and formerly served on the boards of American Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University. He is well qualified to serve on our Board due to his extensive operational and management background.

Bennett L. Nussbaum has served as our Interim Chief Financial Officer (“CFO”) since August 2021. Prior to joining the Company, Mr. Nussbaum served as the Interim Chief Financial Officer of American Megatrends, Inc. from 2019 to 2020. During that period he also served as Operating Partner of HGGC, LLC from 2017 to 2020. He also served as Interim CFO at 4over, Inc. from 2017 to 2018. From 2016 to 2017 he was the Chief Financial Officer of American Apparel, LLC. He currently serves on the advisory board for the W. Edwards Deming Center for Quality, Productivity, and Competitiveness at the Columbia University Graduate School of Business, a position he has held since 2011. Mr. Nussbaum previously served on the boards of directors of The Collected Group, LLC from 2018 to 2019, Charlotte Russe, Inc. from 2018 to 2019, and BCBGMAXAZRIA, LLC during 2017. Mr.Nussbaum has extensive leadership and stakeholder management expertise who has led multibillion-dollar publicly traded and private equity-owned businesses through turnarounds, transitions and accelerated growth. Mr. Nussbaum is a graduate from the Wharton School of Business of the University of Pennsylvania with a BS in Economics and holds an MBA from Columbia University in New York, NY.

Casey K. McGarvey has served as the Chief Legal Officer and General Counsel of Purple LLC since its inception in 2010 as WonderGel, LLC. He also has served as Corporate Secretary of Purple Inc. since the Business Combination. From 2008 until the Business Combination, he also has served as General Counsel of various technology companies owned by Terry and Tony Pearce, including EdiZONE, LLC, focused on developing advanced cushioning technology. Mr. McGarvey has a deep knowledge of the Company’s technologies and intellectual property. Prior to joining EdiZONE and Purple LLC, Mr. McGarvey was a shareholder, partner or of counsel at several law firms during which, among other things, he litigated and advised businesses on the protection of their patents and trademarks and other business matters. Mr. McGarvey has the following degrees, each from the University of Utah, a Bachelor of Arts and Honors Bachelor in political science with a Certificate in public administration, a Juris Doctor and an Executive Masters of Business Administration.

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

Patrice A. Varni has served as Chief Marketing Officer of the Company since June 2021. Prior to joining Purple, Ms. Varni was the President and Chief Marketing Officer of Dermstore (a subsidiary of Target Corporation), the leading online retailer of professional skincare, from 2020 to joining Purple in 2021.  Ms. Varni served as the Chief Customer Officer at Corelle Brands from 2017 to 2019 and as the Chief Customer Officer at Arhaus an omni-channel national premium furniture retailer from 2015 to 2017.  Ms. Varni gained deep category experience as Senior Vice President of Marketing at Tempur Sealy International from 2009 to 2015. From 2001 to 2009 she served as the Vice President of Ecommerce and relationship marketing for the Levi’s brand at Levi Strauss & Company.  Earlier in her career, from 1991 through 2001, Ms.Varni built her marketing and e-commerce capability in various roles at what is now Digitas agency, The Walt Disney Company and Kenwood Electronics. Ms. Varni holds an MA in English and a BA in European Studies from Loyola Marymount University in Los Angeles.

John J. Roddy IV has served as Chief People Officer of the Company since October 2021.  Mr. Roddy brings to the Company over 20 years of experience in culture transformation, talent development, organization design and change leadership.  Prior to joining the Company, Mr. Roddy served as the Chief People Officer for VASA Fitness since 2018. Prior to that he was the Chief Human Resources Officer for SeaWorld Parks and Entertainment from 2016 to 2018. From 2012 to 2016, Mr. Roddy was the Senior Vice President of Human Resources for Luxottica Group. Prior to joining Luxottica Group, he was the Vice President of Human Resources for Starbucks Corporation from 2004 to 2012.  Mr. Roddy holds a master’s degree from Columbia University on Organizational Psychology and a bachelor’s degree in Organizational Behavior from Brigham Young University – Hawaii.

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

Risk Factor Summary

Risks Related to Our Operations

●	Significant fluctuations in our operating results and growth rate, and our short operating history in an evolving industry;

●	Lack of availability and quality of raw materials;

●	Significant strain of managing the growth of our business;

●	Changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters;

●	Disruption of operations in manufacturing facilities, including pandemics or natural disasters, and risks associated with use of heavy machinery and equipment;

●	Ability to obtain additional capital on acceptable terms or at all;

●	Inability to identify, complete or successfully integrate acquisitions, and any acquisitions that we do make may not achieve the anticipated financial benefits;

●	Our ability to continue to improve and expand our product line and our expansion into new products, market segments and geographic regions;

●	The ongoing COVID-19 pandemic including its effect on our supply chain, workforce, and operations, and the COVID-19 pandemic effect on customer demand;

●	The strength of our Purple brand, the effectiveness of our marketing, and our ability to attract and retain customers and our ability to achieve and maintain production capacity to meet customer demands;

●	Our significant related-party transactions that may give rise to conflicts of interest;

●	Unsuccessful anticipation of consumer trends and demand, and excess inventory susceptible to shrinkage;

●	Ability to make, integrate, and maintain commercial agreements, strategic alliances, and other business relationships;

●	Competition in a highly competitive comfort industry, and substantial and increasingly intense competition worldwide in e-commerce;

●	Any reduction in the availability of credit to consumers;

●	Maintaining only the necessary amounts of raw material and product inventory;

●	Ability to provide timely delivery to our customers;

●	Dependence on a few key employees;

●	Failure to maintain internal controls and the potential impact of making material misstatements on financial results and reporting; and

●	Need to implement additional finance and accounting systems, and failure of or disruptions to our information technology systems.

Regulatory and Litigation Risks

●	Regulatory requirements requiring costly expenditures and exposure to liability, some of which are specific to the manufacture and disposal of mattresses;

●	Income tax, sales tax or other tax liabilities; and

●	The risk of litigation resulting from the impact of the material weakness in our internal controls over financial reporting.

Risks Relating to our Intellectual Property and Use of Technology

●	Ability to protect our brand, product designs and other proprietary rights both domestically and internationally, and claims that we or our licensors have infringed the proprietary rights of others;

●	Purple LLC’s license of intellectual property to EdiZONE, LLC; and

●	Ability to keep pace with rapid technological developments and failure to protect sensitive employee, customer and consumer data.

Risks Relating to Our Organizational Structure

●	Volatility of Class A common stock;

●	Anti-takeover provisions in Delaware law and our Second Amended and Restated Certificate of Incorporation, provisions in our Second Amended and Restated Certificate of Incorporation making it difficult for investors to bring legal action against us or our directors or officers, and provisions in our Second Amendment and Restated Certificate of Incorporation limiting a stockholders’ ability to obtain a favorable judicial forum;

●	Future sales of our Class A Common Stock (“Class A Stock”) by our existing shareholders that may cause stock prices to fall, and dilution or other impairment of rights as a result of the issuance of additional shares;

●	Ownership of Purple LLC as our only significant asset and its effect on our ability to pay dividends or make distributions or loans or satisfy other financial obligations;

●	Not anticipating paying any cash dividends in the foreseeable future;

●	Level of indebtedness could limit our operational and financial flexibility, and issuance of additional debt or securities without stockholder approval; and

●	Warrants accounted for as liabilities and warrant exercises that could result in dilution.

Tax Risks Relating to Our Structure

●	Requirement to pay InnoHold, LLC (“InnoHold”) 80% of the tax benefits under the Tax Receivable Agreement, and possible acceleration or changes in payments under the Tax Receivable Agreement;

●	Ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from holders of Purple LLC Class B Units;

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns; and

●	Ability to utilize our net operating loss carryforwards and certain other tax attributes.

Risks Related to Our Operations

We have in the past experienced and may in the future experience significant fluctuations in our operating results and growth rate, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include, but are not limited to, the following:

●	disruptions or delays in our production and shipping of our products;

●	failures in our manufacturing equipment;

●	supply chain constraints, including the availability of raw materials in a timely manner;

●	costs of employee recruiting and retention;

●	changes in the pricing or availability of advertising;

●	changes in our capital expenditures;

●	costs related to acquisitions or businesses or technologies and development of new products;

●	the introduction of new technologies or products by our competitors;

●	changes in demand for our products, whether caused by changes in customer confidence or preferences or a weakening of the U.S. or global economies;

●	general political, economic and business conditions worldwide, including political or social unrest;

●	disruption of our physical facilities or those of our wholesale partners due to social unrest or other issues; and

●	the impact of natural disasters on our manufacturing facilities and supply chain.

In addition, we rely on estimates and forecasts of our expenses and revenues to provide guidance and inform our business strategies, and some of our past estimates and forecasts have not been accurate. The evolving nature of our business makes forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower-than-expected sales which, for example, could result in higher than anticipated inventory levels, or higher-than-expected expenses which, for example, could be the result of building excess capacity.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns.

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

We are a growing business with a limited operating history. Our relatively limited operating history makes it difficult to assess our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including inconsistent financial results, challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, enhancing our products and services and developing new products and services.

For the year ended December 31, 2021, we had net income of $3.9 million and in 2020 we incurred a net loss of ($229.8) million. In 2021, we consumed $30.9 million of operating cash flow and ended the year with working capital of $87.5 million and an accumulated deficit of $261.8 million. In 2020, we generated $81.3 million of operating cash flow and ended the year with working capital of $96.9 million and an accumulated deficit of $265.9 million. We need positive cash flow from operations and additional capital to execute our business plan and growth initiatives. If we are unable to satisfy our liquidity and capital resource requirements our business could become adversely affected.

Lack of availability and quality of raw materials, labor, components, and shipping services, or increases in the cost of such inputs, could cause and has caused delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing products, we use various commodity components, such as polyurethane foam, oil, our spring units, ingredients for our Hyper-Elastic Polymer material, our water-based adhesive and other raw materials. Because we are dependent on outside suppliers for our raw materials, lack of availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales.

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

The ongoing COVID-19 pandemic, including measures taken in response by governments and businesses worldwide to contain its spread, and general economic conditions have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight costs and delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products or may increase the costs of such materials, which could adversely affect our earnings and our ability to acquire and maintain adequate inventory and meet demand for our products. Any significant delay or interruption in our supply chain, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and could harm our business. The COVID-19 pandemic also disrupted our relationship with employees as a result of furloughs, government programs that resulted in employees not returning to work, higher wages paid by competing employers incentivizing our employees to leave, and an increased general demand for labor.

The previous growth of our business placed significant strain on our resources and if we are unable to manage future growth, we may not have profitable operations or sufficient capital resources.

Historically we have expanded our operations, including expanding our workforce, increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity, our wholesale channel expansion and the opening of Purple retail showrooms. Our planned growth includes increasing our manufacturing efficiencies, developing and introducing new products and developing new and broader distribution channels, including wholesale and Purple retail showrooms, and extending our global reach to other countries. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities and production capacity. The growth in our operations has placed, and may continue to place, significant demands on our management and operational and financial infrastructure. If we do not manage growth effectively, the quality of our products and fulfillment capabilities may suffer which could adversely affect our operating results. Our revenue growth may not be sustainable, and our percentage growth rates may decrease. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth, no growth, or shrinking, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Our growth depends in part on our ability to manage the opening and operating of new production facilities and Purple retail showrooms, which will require our entering into leases and other obligations. To be successful, we will need to continue developing retail expertise and we will need to hire new employees in states that may have employment laws that could increase our expenses. In general, operating new facilities and opening Purple retail showrooms in new locations exposes us to laws in other states, including California, that may not be as employer-friendly as those in which we currently operate, and may expose us to new liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening Purple retail showrooms and maintaining operations in an expanding number of facilities and Purple retail showrooms, we may have to close Purple retail showrooms or operations facilities and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

To manage growth effectively, we would need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Further, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

We have identified the need for improved processes and procedures to avoid delays in the timely delivery of our mattress products and to improve the customer’s experience. Also, we have experienced rapid growth in our employee base, and the need to implement processes and procedures for improving employee training and retention. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved processes and procedures in an environment of continuous change, but our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

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

The disruption of operations of our manufacturing facilities for a significant period of time, or even permanently, or disruptions to the planned further build-out of the Georgia facility such as due to a closure related to the COVID-19 pandemic, the loss or expiration of a lease or mechanical failures in our manufacturing equipment, may increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could materially and adversely affect our operating results and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. Our Utah facilities are near earthquake fault lines and our Georgia facility is located in an area that may be subject to hurricanes; such natural disasters in these areas could disrupt manufacturing and other operating activities, which could adversely affect our business.

Any disruption of our operations, and related impacts on our operating results, could also adversely affect the market price of our Class A Stock, which could result in securities litigation. Such litigation could result in substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures, and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also adversely and materially affect our reputation, and negatively impact the market price of our Class A Stock. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

In 2021, we experienced an incident involving our manufacturing equipment that resulted in the death of one of our employees. As a result, we shut down our manufacturing equipment while we evaluated the safety of our manufacturing equipment and identified and implemented safety improvements. In addition, once safety improvements were implemented and manufacturing resumed, we experienced unanticipated mechanical and maintenance issues while ramping up to normal production. These delays in production limited our ability to fill customer orders, which has adversely affected our financial results and relationships with customers, including wholesale partners delaying when they started ordering products again and not yet ordering to levels we have anticipated. Other incidents could result in further production delays, which could adversely affect our operating performance and reputation with our customers. While we have lowered our risk of future safety incidents by committing significant financial resources and time to implementing safety improvements, these safety improvements may cause our production output to decrease and could materially adversely affect our operating results and our ability to grow our business.

The occurrence of such incidents has resulted in and could in the future result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and may adversely affect our financial condition and operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, as well as securities litigation resulting from any related impact on the market price of our Class A Stock, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing efficiency; (ii) increasing our e-commerce sales; (iii) expanding our wholesale distribution channel; (iv) opening additional Purple retail showrooms; (v) expanding our global sales; (vi) engaging global partners to improve distribution efficiencies and cost savings; and (vii) product assortment and category expansion.

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

While we have had access to a $55 million revolving credit facility under our financing arrangement with KeyBank National Association and a group of financial institutions (as amended, the “2020 Credit Agreement”), our ability to access such funds is subject to certain conditions and we have already drawn the entire amount of the revolving credit facility. Further, our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from KeyBank National Association and a group of financial institutions (the “Institutional Lenders”) under the 2020 Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies.

Our operating and financial results for the year ended December 31, 2021 did not satisfy our financial and performance covenants required pursuant to the 2020 Credit Agreement. In order to avoid a breach of such covenants and related default, on February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, including expenditures for acquisition of other businesses or technologies, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met. In addition, the interest rate on outstanding borrowings under the 2020 Credit Agreement changed from LIBOR to secured overnight financing rate (“SOFR”).

To the extent that future or additional waivers and amendments are necessary, there can be no guarantee that we will be able to obtain waivers or further amendments from the lenders under the 2020 Credit Agreement if, in the future, we are unable to comply with the covenants and other terms of the 2020 Credit Agreement. Our failure to satisfy the required conditions under the amendment or maintain compliance with the financial and performance covenants under the 2020 Credit Agreement could result in a default, which would adversely affect our financial condition and results of operations, including as a result of acceleration of our outstanding debt. In addition, any default under the 2020 Credit Agreement would adversely affect our ability to obtain alternative financing.

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

We may not be able to identify, complete or successfully integrate acquisitions and any acquisitions that we do make, if any, may not achieve the anticipated financial benefits, all of which could have a negative impact on our growth, financial condition, and results of operations.

We may seek to acquire businesses in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations, or otherwise offer growth and operating efficiency opportunities. We cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future, or that any acquisitions will achieve the anticipated financial benefits. Even if we do identify opportunities to acquire businesses, we may not be able to consummate such acquisitions due to a number of factors, including lacking access to sufficient capital to fund such acquisitions and restrictions contained in our Credit Agreement on our ability to make acquisitions.

In addition, acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Future acquisitions could entail numerous risks, including:

●	difficulties in integrating acquired operations or products;

●	the difficulties of imposing financial and operating controls on the acquired companies and their management and the potential costs of doing so;

●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses and disruption to our direct selling channel;

●	diversion of management’s attention from our core business;

●	the failure to achieve the strategic objectives of these acquisitions;

●	increased fixed costs;

●	the failure of the acquired businesses to achieve the results we have projected in either the near or long term;

●	the assumption of unexpected liabilities, including litigation risks;

●	adverse effects on existing business relationships with our suppliers, sales force or consumers; and

●	risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

Our failure to successfully complete the integration of any acquired business, or a failure to effectively identify and pursue such acquisitions, could have a material adverse effect on our business, financial condition and operating results.

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

We may be unsuccessful in opening any Purple retail showrooms beyond those already opened in cities across the U.S. Operating Purple retail showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our e-commerce, wholesale distribution channel and Purple retail showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days, or they may delay paying us beyond the agreed-upon net terms or fail to pay. Our Company showroom expansion increases our risk for inventory shrinkage from destruction, theft, obsolescence and other factors that render such inventory unusable or unsellable.

New products may come with unknown warranty and return risks. New product offerings or expansion into new market channels or geographic regions may subject us to new or additional regulation, which would impose potentially significant compliance and distribution costs.

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

We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices, manufacturing plants or Purple retail showrooms to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations may negatively impact our business, operating results and financial condition. There is a risk that government actions, or lack thereof, will not be effective at containing COVID-19, and that government actions or inactions, including the orders and restrictions described above and premature lessening of those restrictions, that are intended to contain the spread of COVID-19 while also minimizing harm to the economy, will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of the COVID-19 pandemic’s impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, supply chain constraints (including, for example, shipping delays, capacity constraints, and supply shortages), and may restrict our ability to access capital, which would negatively affect our liquidity. While we have been able to reverse some previous actions undertaken, such as, among others, temporarily deferring capital expenditures, furloughing certain employees, and temporarily deferring compensation for our senior executives, we may be required to take such actions again, or take additional actions, if there is a resurgence of COVID-19 cases or reinstatement of government restrictions. As a result of such actions or restrictions, we may be unable to complete capital expenditure projects or investments in the future, which would limit our ability to grow our business, and our results of operations and financial condition will be adversely affected.

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

The global outbreak of COVID-19 continues to evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. We do not yet know the full impact that vaccines may have in mitigating or ending the outbreak of COVID-19, or how the future availability of such vaccines may affect our work force. We also do not know the impact that government mandated vaccine policies for employers will have on our workforce. However, these effects could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Customer demand for and our ability to sell and market our products has been and may in the future be adversely affected by the COVID-19 pandemic and responses thereto.

The COVID-19 pandemic has created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and resulted in a temporary contraction of our wholesale and Company showroom businesses due to temporary shutdowns of non-essential businesses, and shelter-at-home and social distancing directives where our products are displayed in physical stores. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic or other outbreaks it could adversely affect our business or operating results.

If sales in our channels decline or become more difficult to predict, including as a result of stay-at-home orders, social distancing mandates, temporary closures of or decreased shopping in our wholesale partners’ stores or Purple retail showrooms, vaccine mandates, impacts of stimulus payments, or deteriorating general economic conditions, our business may be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while we experienced an increase in demand for our products through our e-commerce channel at the beginning of the COVID-19 pandemic, such e-commerce sales have subsequently declined following the end of stimulus payments, the return of consumers to brick and mortar stores, and the general softening of the economy. If we cannot increase demand in all our channels, and plan based on more predictable sales patterns, our business may be adversely affected.

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

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products, (iv) the nature and tone of consumer sentiment published on various social media sites, and (v) the stability of our website. In recent years, a number of direct to consumer, internet-based retailers, like us, have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our internet-based marketing programs. More recently, the large traditional mattress manufacturers have been increasing their efforts to increase their direct to consumer sales which also is increasing the cost of our internet-based marketing programs and cost of customer conversion.

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

The number of third-party review websites is increasing and customers have many platforms on which they can review our products, and such reviews are becoming increasingly influential with consumers. Negative reviews from such sources may receive widespread attention from consumers, which could damage our reputation and brand value and result in lower sales. If we are unable to effectively manage relationships with such reviewers to promote accurate reviews of our products, reviewers may decline to review our products or may post reviews with misleading information, which could damage our reputation and make it more difficult for us to improve our brand value.

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

For example, prior to the Business Combination, InnoHold, previously a significant stockholder of the Company and an entity owned by the founders, Terry and Tony Pearce, granted equity incentive awards in Purple LLC to certain key employees at that time. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participants’ ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination are forfeited to the extent the grant to an employee is not fully vested at the time that such employee’s employment is terminated. Before and for a period of time since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for equity grants to those who have replaced and will replace these employees or for other purposes essential to the business. During 2019, to avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of shares of Class B common stock, par value $0.0001 (“Class B Stock”) in Purple Inc. and Class B Common Units (“Class B Units”) in Purple LLC, after which any forfeitures would inure to the benefit of all shareholders. InnoHold distributed additional paired shares of Class B Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the Purple Innovation, Inc. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”), did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain other key employees needed to achieve the Company’s growth objectives. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. This distribution by InnoHold to the equity incentive participants has caused us to incur administrative expenses related to the distributions, the management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into that certain Credit Agreement dated February 2, 2018, with the Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Former Lenders”), which was guaranteed by Purple Inc. The Former Lenders also were stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board and is affiliated with the Lenders. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and certain of the Former Lenders (the “Incremental Lenders”), and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the Incremental Lenders warrants to purchase shares of our Class A Stock. On March 27, 2020, the Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. On May 15, 2020, the Amended and Restated Credit Agreement was further amended to remove a negative covenant so that there would not be an event of default if the Former Lenders acquired 25% or more ownership of the Company. On August 20, 2020, the Company and Purple LLC entered into a Waiver and Consent to Amended and Restated Credit Agreement with the Former Lenders, that, among other things, waives an event of default as a result of InnoHold ceasing to own 25% or more of the aggregate equity interests in the Company, subject to certain conditions as more fully provided in such waiver. On September 3, 2020, we paid off the full amount owed and a prepayment premium to the Former Lenders in the aggregate amount of $45.0 million and terminated the Amended and Restated Credit Agreement, subject to those provisions that survive termination. The Former Lenders further have continuing rights of first refusal related to indebtedness of the Company as set forth in the Subscription Agreement entered into by them and the Company at the time of the Business Combination. Adam Gray continues to serve on our Board and the Former Lenders, together, hold a significant portion of our outstanding shares of Class A Stock and voting power. The Former Lenders currently own, in the aggregate, approximately 26% of the Company’s outstanding shares of Class A Stock and voting power. Future transactions with the Lenders, if any, may give rise to conflicts of interest or otherwise adversely affect our business.

See Note 13, Related-Party Transactions of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

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

We have in some instances accumulated excess amounts of raw material inventory and some finished goods inventory, which could be susceptible to shrinkage that may harm our ability to use or sell such inventory and may adversely impact our profitability.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excess amounts of raw materials and finished goods inventory. All such excess inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. Excessive inventory also takes warehouse space that prevents efficient use for other activities. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excess amounts of some items of raw materials and finished goods and related shrinkage and inefficiencies that could adversely impact our cash flow, margins and profitability.

As a result of production delays in 2021 that limited our ability to fill customer orders, many of our wholesale partners had to adjust their business plans due to the disruption this caused them and they stopped ordering the volume of products we had anticipated, and has taken longer to ramp to volumes that predated the production delays. Despite our ability to again produce enough products to meet the needs of our wholesale customers, expected orders were not received at the levels we anticipated, and it is unknown when they will be received, which could contribute to a larger than desired inventory of finished mattress products that we are ready to deliver. Until we receive orders and are able to deliver these products, they are subject to the risks associated with holding excess inventory. If this occurs, this also could unfavorably impact our cash flow and available working capital and could increase our accounts receivables when orders are received and filled in accordance with payment terms with our wholesale customers.

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

We have entered into arrangements with wholesale partners through which we sell certain of our products in their retail stores. We anticipate increasing the number of these partnerships. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our DTC operations. Our wholesale partners may choose not to continue doing business with us or may choose to reduce the amount of our products they order, which would result in a corresponding loss of revenue. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the contractual rights we owe other wholesale partners or interfere with their other legal rights. Our wholesale partners may compete against us in DTC or other channels that are important to us and may erode our business in such channels. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened and plan to continue to open a growing number of Purple retail showrooms in cities across the U.S. Our business is expanding into additional Purple retail showrooms which, like our online e-commerce retail store, may compete more directly with our wholesale partners for customers. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

A number of our significant competitors offer products that compete directly with our products. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Comfort Industry manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Like us, many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels. Some of our established competitors and partners have begun to offer “bed-in-a-box” products as well. Many of our competitors source their products from countries such as China and Vietnam, where the costs may be lower than our costs. Companies providing for the distribution of mattresses online or through retail stores, such as Mattress Firm, Amazon and Walmart, also have begun to offer competing products in their respective channels. In addition, retailers outside the U.S. have integrated vertically in the furniture and sleep product industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

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

In addition, the barriers to entry into the retail sleep product industry are relatively low. New or existing sleep product retailers could enter our markets and increase the competition we face. Competition in existing and new markets may also prevent or delay our ability to gain relative market share. Any of the developments described above could have a material adverse effect on our planned growth and future results of operations.

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

Consumers who might purchase our products from us online have a wide variety of alternatives for purchasing competing mattresses, pillows and cushions, including traditional brick and mortar retailers (as well as the online and mobile operations of these traditional retailers), other online direct to consumer retailers and their related mobile offerings, online and offline classified services, online retailer platforms, such as Amazon.com, and other shopping channels, such as offline and online home shopping networks.

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

Some of our e-commerce competitors offer a significantly broader range of products and services than we do. Competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other direct to consumer retailers and e-commerce competitors may offer or continue to offer faster shipping, free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for us to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase competitive pressure by enabling competitors to offer more efficient or lower-cost services.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs or the availability of more favorable credit terms with competitors could harm our sales, profitability, cash flows and financial condition.

We offer financing to consumers through third-party consumer finance companies. During the year ended December 31, 2021, a significant percentage of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

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

We attempt to maintain only the necessary amounts of products and raw material inventory on hand, which could leave us vulnerable to shortages in supply of products or components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components and products may vary significantly, especially as we source some of our materials and products from China or other countries. Our business may be harmed by legal, regulatory, economic, political, health concerns, military conflict, and unforeseen risks associated with international trade in those countries. For example, we currently source a component for certain products from a factory in the Ukraine where a military action has begun. While we have other suppliers for that component that are not likely to be impacted by such military action, the loss of the Ukrainian supplier could temporarily disrupt production of those products. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the uncertain status of the U.S.-China trade relationship or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of products or materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our products to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

In addition, shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased. These events, combined with the impacts of the ongoing COVID-19 pandemic, could result in manufacturing and shipping delays and constraints and limit the ability of our suppliers to provide raw materials and other components in a timely manner, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. Shipping delays could also adversely affect our ability to deliver products to our customers in a timely manner, which could harm our business.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executives cease to be employed by us, or if our growth or other changes in circumstances require executives with additional skill sets, we would have to hire replacement or additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executives cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Departures and any delay in replacing executives could significantly disrupt our ability to grow and pursue our strategic plans. If we are unable to attract and retain qualified executives and other employees, including through competitive compensation and other incentives, our business may be adversely affected. While we believe our current executives have benefitted and will continue to benefit us, we currently employ several interim or acting executives and finding qualified replacements is time-consuming, takes Company resources, and can disrupt our growth and achievement of strategic plans. We do not maintain key-person insurance for members of our executive management team.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. We have in the past identified material weaknesses in our internal controls over financial reporting, some of which resulted in restatements of our financial statements. During 2021, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT resources; and inadequate risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting. Because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at December 31, 2021, the Company’s internal control over financial reporting was ineffective.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We have a limited operating history, and our systems, procedures and controls are still developing to match the complexity of our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. As a public company, we are required to comply with additional regulations and other requirements. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the value of our business, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business. In addition, as a result of our recent growth we no longer qualify as a smaller reporting company and, therefore, can no longer take advantage of scaled disclosure requirements and are subject to shorter filing deadlines. Complying with such requirements will require us to expend additional resources and to enhance the capabilities of our finance and accounting departments. If we are unable to comply with such requirements, our business and stock price may be adversely affected.

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

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the CBP. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the sleep product industry. These rules and regulations may conflict and may change from time to time, as a result of changes in the political environment or otherwise. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

In addition, we are subject to federal, state and local laws and regulations relating to pollution, environmental protection, recycling, and occupational health and safety. We may not be in complete compliance with all such requirements at all times, and we have been required in the past to make changes to our facilities in order to comply with these requirements. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of harmful or hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material. As a manufacturer of mattresses, pillows, cushions and related products, we use and dispose of a number of substances, such as glue, oil, solvents and other petroleum products, as well as certain foam ingredients, that may subject us to regulation under numerous foreign, federal and state laws and regulations governing the environment. Among other laws and regulations, we are subject in the U.S. to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state and local statutes and regulations.

We are also subject to federal laws and regulations relating to international shipments, customs, and import controls. We may not be in complete compliance with all such requirements at all times, and if we are not in compliance with such requirements, we may be subject to penalties or fines, which could have an adverse impact on our financial condition and results of operations.

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. The U.S. and certain other countries have adopted international agreements such as the Paris Agreement on climate change that include commitments for companies to reduce greenhouse gas emissions. In addition, the potential for federal and state actions could increase costs associated with our manufacturing operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

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

Also, California recently enacted laws effective in 2021 requiring mattress retailers delivering mattresses via common carrier in California to offer to pick up their customers’ old mattresses at no cost to the customer. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling fees for mattresses discarded in their states. State and local sleep product industry regulations and regulatory proposals vary among the states in which we operate but generally impose or propose requirements as to the proper labeling of sleep product merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, packaging, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures.

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

We are subject to sales tax or other indirect tax obligations as imposed by the various states in the United States. If the tax authorities in these jurisdictions were to challenge our filings or request an audit, our tax liability may increase. We are currently undergoing routine audits in a few states.

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

A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in other jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Further, we are required to pay sales and other taxes and fees to states where our products are warehoused before shipping or where Purple retail showrooms are located presently or in the future. If more taxing authorities are successful in applying direct taxes to internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.

We may face litigation and other risks as a result of current and previous material weaknesses in our internal control over financial reporting.

We have determined that a material weakness exists related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT personnel; and inadequate risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting. As a result, we determined that we did not have effective controls to prevent or detect a financial statement misstatement on a timely basis.

In addition, we have had previous material weaknesses that have been remediated, some of which resulted in restatements of our previously issued audited financial statements. As a result of such restatements, material weakness, and other matters that may in the future arise, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to our Intellectual Property and Use of Technology

We may not be able to protect our product designs, brand, and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly.

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

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. We have seen an increase in the number of counterfeit goods and products that infringe on our patents, trademarks and trade dress. We have increased our proactive policing of these counterfeit goods which has led to an increased cost of intellectual property enforcement. Effective protection or enforcement of intellectual property rights may be unavailable or limited in the jurisdictions in which we do business. We also may be unable to acquire or maintain appropriate trademarks and domain names in all jurisdictions in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

The protection of our intellectual property, such as preventing counterfeit goods from entering the market or defending our patents, may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of all unauthorized use of our proprietary rights. Policing the unauthorized use of our proprietary technology, trademarks and copyrights can be difficult and expensive. Litigation has been and may continue to be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We, or the owners of any intellectual property rights licensed to us, may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Although we do not believe any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or pursued against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

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

Under the Intellibed License Agreement, Intellibed is licensed the right to use some technology we do not use in our products or to make our products. That licensed technology allows Intellibed to make a certain type of hollow buckling cushioning structure from elastomeric material, which Intellibed uses in its own mattress, topper and pillow products, but using only a specific type of elastomeric material and manufacturing process that were developed by EdiZONE years earlier that has long been replaced by the Company with different gel materials and more efficient manufacturing processes that Intellibed has no right to use. Whereas Intellibed’s rights are limited to specific products and has exclusivity to this technology only for mattresses, the Company can use the licensed technologies, should it want to, for any purpose except mattresses, and Intellibed cannot use any of the many other technologies owned by Purple LLC including any of the advanced technologies being used for Purple products. Nevertheless, because of the appearance of Intellibed’s cushioning element, its products may be wrongfully perceived by consumers as being comparable to the Company’s mattress and pillow products. Likewise, because of the novelty of the Company’s technologies, consumers and investors also may conclude incorrectly that Intellibed’s licensed elastomeric material and manufacturing process can produce a cushioning element with the same qualities and at the same scale as the Company’s Hyper-Elastic Polymer material in the Purple Grid cushion used in Purple products. This confusion could lead consumers to purchase Intellibed’s products instead of the Company’s products. The lack of a clear understanding of these differences could result in lower sales that would harm the Company.

Intellibed has been growing its sales over the past years and now distributes a portion of its products through wholesale partners with retail locations where our mattresses are sold. This competitor may continue to increase its sales and expand into additional distribution channels which could erode our sales in those retail locations and channels. This competitor may decide to sell its business to other competitors, which may have implications on the assignment and continuity of the Intellibed License Agreement, including the continuing receipt by Purple LLC of royalties under the Intellibed License Agreement, or it may go out of business. Even with the Company’s receipt of royalties from Intellibed and entitlement to the value of the brand being built by Intellibed, pursuant to the Intellibed License Agreement, the continuing growth of this single competitor could adversely affect our business during the time that the license is effective, to the extent lost sales are not offset by royalties, and alternatively the cessation of the Intellibed License Agreement may require the Company to incur the costs of making and selling GEL MATRIX branded products to preserve and monetize the value of the equity in that brand. Although the Company believes there is value in controlling this license covering limited intellectual property owned, but not being used, by Purple LLC, that value may be offset by expenses related to Intellibed’s conduct and events outside our control. Purple LLC currently is involved in litigation with Intellibed involving rights of the parties to the Intellibed License Agreement and what we believe to be unlawful conduct by Intellibed outside its licensed rights, as explained more fully in the section on litigation. However, such litigation has been paused pending pursuit by the parties of the dispute resolution provisions in the Intellibed License Agreement. See Note 12, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

Among EdiZONE’s previously entered into licenses of comfort-related intellectual property, as described above, another license includes exclusivity rights that may prohibit us from selling our existing mattresses or potentially new products in the European Union. That risk may be addressed by redesign of the configuration of the Hyper-Elastic Polymer material in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in the European Union, if any, will not be challenged by EdiZONE’s licensee as a violation of the license agreement, or that any redesigned mattresses created by us will be successful in that market when we may enter it. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE and the Pearces, which may be an expense to the Company.

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

While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, EdiZONE’s third-party licenses may lead to conflicts between us and EdiZONE. The EdiZONE Agreement pertaining to the Intellibed License Agreement also may lead to conflicts with EdiZONE. Although only the current conflict with Intellibed exists at this time and other conflicts are not foreseen, if additional conflicts do arise and are not properly addressed, disputes may occur which may be detrimental to the Company.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Breaches involving any such information could be more likely to the extent we have any material weakness in internal control over financial reporting related to ITGCs in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes.

We and third-parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyber-attack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access. In the past, we have been a victim of a spear-phishing attack and we anticipate that we may, in the future, continue to be subject to these and similar cyber threats. A breach of systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from information systems could also materially increase the costs we already incur to protect against these risks. In addition, cyber-attacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business. Such attacks could materially adversely affect our reputation, relationships with customers, and operations and could require us to expend significant resources to resolve such issues. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, while losses arising from a breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities or losses actually incurred.

We may be subject to data privacy and data breach laws in the states in which we do business, and as we expand into other countries, we may be subject to additional data privacy laws and regulations. In many states, state data privacy laws (such as the California Consumer Privacy Act), including application and interpretation, are rapidly evolving. The rapidly evolving nature of state and federal privacy laws, including potential inconsistencies between such laws and uncertainty as to their application, adds additional compliance costs and increases our risk of non-compliance. While we attempt to comply with such laws, we may not be in compliance at all times in all respects. Failure to comply with such laws may subject us to fines, administrative actions, and reputational harm.

Risks Relating to our Organizational Structure

The market price of our Class A Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price of our stock has historically experienced high levels of volatility. If you purchase shares of our Class A Stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A Stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including but not limited to:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of companies in our industry;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our results of operations;

●	whether our results of operations meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the United States, foreign countries, or both;

●	general economic conditions and trends;

●	terrorist attacks, political upheaval, natural disasters, public health crises, or other major catastrophic events;

●	sales of large blocks of our common stock;

●	departures of key employees; or

●	an adverse impact on us from any of the other risks cited herein.

In addition, if the stock market for companies in our industry or related industries, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A Stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A Stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain transactions with stockholders owning 15% or more of our outstanding voting stock or require us to obtain stockholder approval prior to engaging in such transactions. CCP and certain of its affiliates collectively hold approximately 26% of our outstanding voting stock. Any delay or prevention of a change in control transaction or changes in our board of directors could adversely affect our ability to execute transactions that are needed to carry out our operations and growth strategies and cause the market price of our common stock to decline.

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

Our stockholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional shares of our capital stock.

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

Pursuant to our Second Amended and Restated Certificate of Incorporation, the Board has the ability to authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the Board determines and without any stockholder approval other than as may be required by NASDAQ Global Market rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying, or preventing a change of control.

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

As of December 31, 2021, Purple LLC had total debt of $97.2 million outstanding under the 2020 Credit Agreement. While any amounts are outstanding under the 2020 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, we are (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain Net Leverage Ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Credit Agreement, and (iii) maintain minimum Consolidated Net Leverage Ratio and Fixed Charge Coverage Ratio (as those terms are defined in the Credit Agreement) thresholds at certain measurement dates. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

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

On February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, including expenditures for acquisitions of other business or technologies, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met. The additional negative covenants during the covenant amendment period include additional restrictions on certain consolidations, mergers, acquisitions, asset sales, statutory divisions, liens, indebtedness, investments, guaranty obligations, and restricted payments

Our failure to satisfy the required conditions under the amendment or maintain compliance with the financial and performance covenants under the 2020 Credit Agreement could result in a default, including acceleration of our outstanding debt, which would adversely affect our financial condition and results of operations, and significantly limit our ability to execute on our business strategies.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Included on our consolidated balance sheets as of December 31, 2021 and 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 are derivative liabilities related to embedded features contained within our warrants. Financial Accounting Standards Board Accounting Codification 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Certain outstanding warrants could be exercised and result in dilution of all shareholders without any concurrent payment or other benefit to the Company.

Certain outstanding warrants held by former members of Global Partner Sponsor, LLC (the sponsor for GPAC) and its permitted transferees are not redeemable and may be exercised on a cashless basis. As of February 28, 2022, approximately 1.9 million sponsor warrants remain outstanding, which are exercisable for an aggregate of less than one million shares of Class A Stock. If the holders of the sponsor warrants choose to exercise their warrants on a cashless basis, we would be required to issue shares of Class A Stock without any further consideration paid to us, resulting in dilution to our existing stockholders.

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

Owners of Class B Units and shares of Class B Stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B Stock (together with an equal number of Class B Units, the “Paired Securities”) for shares of Class A Stock pursuant to an exchange agreement, dated February 2, 2018, with Purple LLC, InnoHold and the Class B Unit holders who became a party thereto (the “Exchange Agreement”). The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of December 31, 2021, there have been 43.6 million exchanges of Class B Units and shares of Class B Stock for shares of Class A Stock, in addition to the deemed exchanges that occurred in connection with the Business Combination.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. As of December 31, 2021, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the deemed exchanges that occurred in connection with the Business Combination and subsequent exchanges of 43.6 million Paired Securities as of December 31, 2021 was approximately $168.1 million, of which $172.0 was recorded through 2020. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may exceed the estimated liability.

Because not all of the relevant factors described above are known at this time with respect to the exchanges that have occurred, and none of the relevant factors are known with respect to 0.4 million future exchanges (whether this year or in subsequent years), except as estimated above, we cannot yet with certainty determine the final amounts that will be payable under the Tax Receivable Agreement. However, as a result of the size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of Purple LLC, the payments under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of Class B Units.

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

If all of the 0.5 million Paired Securities outstanding as of December 31, 2021 were exchanged for shares of Class A Stock pursuant to the Exchange Agreement, and the fair market value of the Class A Stock at the time of such exchange were equal to $6.01 per share (the closing price of a share of our Class A Stock on February 18, 2022), our aggregate liability under the Tax Receivable Agreement would not increase from the estimated $168.1 million liability described above, with the amount payable in estimated annual amounts ranging from $0.3 million to $14.6 million over a 16-year period. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A Stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this Annual Report on Form 10-K.

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

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three-year cumulative loss is present or both.  Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely NOL carryforwards.  This may result in the need to record a valuation allowance against all or an additional portion of our deferred tax assets, which could adversely affect our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three manufacturing facilities in Alpine, Utah, Grantsville, Utah and McDonough, Georgia, which manufacture and distribute Purple products. These factories have a total of 1.5 million square-feet (35 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility, 844,000 square feet at our McDonough, Georgia facility and approximately 93,000 square-feet at our Alpine, Utah facility (which comprises two buildings)., The Georgia location, our first manufacturing plant outside of Utah, will serve our customers on the east coast more efficiently. We also lease approximately 58,000 square-feet of office space in Lehi, Utah for our corporate headquarters. In addition to the properties described, we have other facilities and Purple retail showrooms in the United States all of which are under lease.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 12, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Stock is listed on the Nasdaq Global Market under the symbol “PRPL”. As of February 28, 2022, there were approximately 20 holders of record of shares of our Class A Stock and 14 holders of record of shares of our Class B Stock. Our Class B Stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

Comparative Stock Performance

The following graph illustrates the cumulative total return from February 2, 2018 through December 31, 2021, for (i) our Class A Stock, (ii) the Standard and Poor’s (S&P) 500 Home Furnishings Index, and (iii) the Nasdaq Stock Market (U.S.) Index. The graph assumes $100 was invested on February 2, 2018 in each of our common stock, the S&P 500 Home Furnishings Index, and the Nasdaq Stock Market (U.S.) Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance. The graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	02/02/18	12/31/18	12/31/19	12/31/20	12/31/21
Purple Innovation, Inc.	$100.00	$59.49	$87.98	$332.73	$134.04
S&P 500 Home Furnishings Index	100.00	52.53	66.51	63.65	72.53
The Nasdaq Stock Market (U.S.) Index	100.00	91.64	123.91	177.99	216.06

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the discussion under the heading “Outlook for Growth”), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion is intended to provide a more comprehensive review of the operating results and financial condition of Purple than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part II Item 8. Financial Statements.”

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through direct-to-consumer e-commerce and Purple retail showrooms and retail brick-and-mortar wholesale partners.

Organization

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At December 31, 2021, Purple Inc. had a 99% economic interest in Purple LLC while other Class B unit holders had the remaining 1%.

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

Although we have taken measures to protect our business, we cannot predict the specific duration for which precautionary measures relating to COVID-19 will stay in effect. We may elect or be required to take additional measures as the information available to us continues to develop, including with respect to our employees, manufacturing facilities and distribution centers, and relationships with our suppliers and customers. Based on our current projections, subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and government, consumer, and our responses thereto, we believe our cash on hand and ongoing cash generated from our e-commerce, wholesale and retail showroom sales channels will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

While most state and local governments have eased restrictions on commercial retail activity, it is possible that a recent resurgence in cases of COVID-19 or one of its future variants could prompt a return to tighter restrictions in certain areas of the country. Furthermore, while the sleep product industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon the industry and our business. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

Recent Developments in Our Business

Production and Demand Developments

During the second quarter of 2021, following an accident that resulted in the death of an employee and subsequent safety improvements involving the Mattress Max machines, we encountered isolated production challenges caused by unanticipated mechanical and maintenance issues when bringing the machines back online. As a result, we experienced significantly reduced production levels causing shipment backlogs that unfavorably affected both second and third quarter net revenues. We exited the month of July with production from our existing machines back at planned levels and emerged from our backlog position at the end of August. With our production back at planned levels, we were able to increase our finished goods inventory to adequate stock levels that enabled us to resume timely shipments to our customers during the latter part of the third quarter.

Even though we were able to return to planned production capacity in the third quarter, our results of operations did not return to expected levels, which we believe was primarily due to slower than expected acceleration back to prior trending demand levels. We also believe that the production challenges experienced in the second and third quarters adversely affected the confidence of consumers and our wholesale partners in our ability to timely deliver our products, which resulted in reduced orders and increased cancellations from e-commerce, wholesale and Purple retail showroom customers. Further, in an effort to manage costs as we worked to resolve the production issues described above, we initiated a reduction in marketing spend late in the second quarter that carried through most of the third quarter, which further negatively affected demand for our products, particularly in our e-commerce sales channel. In addition to adversely impacting immediate demand, these issues also interrupted our momentum in growth for future periods. Although we did generate net revenue growth of 7.2% in the fourth quarter compared to the prior year fourth quarter, we experienced an operating loss in the quarter due to lower gross margins, higher marketing costs and an increase in general and administrative expenses. While our production and marketing efforts returned to planned levels in the fourth quarter, post-pandemic demand is shifting away from e-commerce and back towards retail brick-and-mortar. We believe this shift will continue through 2022.

In addition to a slower recovery to expected demand levels following our return to full production capacity and shift in demand from e-commerce to physical stores, our business has also been adversely impacted by increases in raw material, labor and freight costs. While we are still able to obtain necessary materials when needed, the costs of such materials have increased significantly, consistent with general macroeconomic trends. In addition, as experienced in other industries, in order to remain competitive in hiring the labor necessary to maintain our production, we have had to increase wages and other compensation. These increases in materials and labor costs have resulted in higher cost of goods sold and lower margins. We believe that raw material, labor and freight costs will continue to remain at elevated levels or increase further in the foreseeable future. In order to offset the impact of these costs on our gross margins, we have taken a number of pricing actions in the fourth quarter and early 2022. In February 2022, we completed a restructuring of our workforce that was necessitated by a realignment of our cost structure. As a result of the realignment and restructuring, we reduced employee headcount by approximately 15%. In addition, we have initiated a number of other projects to improve efficiencies and reduce costs. Following several years of hyper growth and increased investments to support current and future expansion, we are now focusing on right-sizing our operations, improving our execution and refining our strategies to drive profitable growth in the current market environment.

We are also closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs will similarly increase. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in the continuation or worsening of manufacturing and shipping costs, delays and constraints. While most of our domestic suppliers have been able to continue operations and provide necessary materials when needed, we have experienced some constraints from certain suppliers, with respect to both the availability and cost of materials. We have also experienced some delays in shipments from our suppliers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could negatively impact our business.

Mattress Firm Relationship

On November 8, 2021, Purple LLC and Mattress Firm agreed to terminate the September 2018 retailer agreement and replace it with a new agreement that has terms consistent with the Company’s standard retailer agreement. This new agreement provides opportunity for continued partnership and growth with Mattress Firm while also eliminating the prior exclusivity arrangements. With the constraints on entering markets in which Mattress Firm conducts business no longer in place, this creates opportunities to partner with new specialty retailers that were previously not available to us.

Revolving Line of Credit

In September 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. The outstanding balance on the revolving line of credit was classified as long-term debt in the Company’s consolidated balance sheet as of December 31, 2021.

First Amendment to 2020 Credit Agreement

Our operating and financial results for the year ended December 31, 2021 did not satisfy our financial and performance covenants required pursuant to the 2020 Credit Agreement. In order to avoid a breach of such covenants and related default, on February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met. In addition, the interest rate on outstanding borrowings under the 2020 Credit Agreement changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If it is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% depending on the consolidated leverage ratio. Pursuant to the amendment, the Company paid fees and expenses of $0.9 million and prepaid all principal payments due in 2022 of $2.5 million.

Outlook for Growth

To support our plans for future growth, we are initially focusing on the following immediate opportunities:

●	Right-size labor force and effectively manage labor

●	Manage capacity utilization to promote efficient use of production facilities as we grow into production footprint

●	Develop and execute on strategies to meaningfully expand our wholesale presence

●	Build premium brand position to deliver 20% market share of the premium mattress category, from current approximately 11% market share

●	Manage input costs, operating efficiencies, and pricing to offset gross margin erosion, with a goal to return gross margins to approximately the levels achieved in 2020 by the end of 2022

●	Strengthen research and development disciplines and go-to-market processes in order to expand our current categories and position our business to eventually expand to adjacent categories

There is no guarantee that we will be able to effectively execute on these opportunities, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described under “Part I, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Critical Accounting Estimates

In connection with the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosures. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Management believes the accounting estimates discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

The Company’s revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. The Company’s estimates of the amount and timing of sales returns and uncollectible accounts are based primarily on historical transaction experience. The Company’s sales return liability decreased from $8.4 million at December 31, 2020 million to $7.1 million as of December 31, 2021. The Company’s allowance for doubtful accounts as of December 31, 2021 and 2020 was not material. The Company does not believe there is a reasonable likelihood that there will be any material changes in the accounting methodology, future estimates or assumptions used to measure the estimated liability for sales returns and exchanges or credit losses. However, if actual results are not consistent with the Company’s estimates or assumptions, it may be exposed to losses or gains that could be material.

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year. As of December 31, 2021, the current and non-current portions of the Company’s warranty liabilities were $3.9 million and $11.1 million, respectively, compared to $2.8 million and $5.6 million, respectively, at December 31, 2020. We have not made any material changes in the warranty liability assessment methodology used and we do not believe there is a reasonable likelihood that a material change in the estimates or assumptions we use to calculate our warranty liability will occur. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Warrant Liability

The Company accounts for the sponsor warrants issued in connection with its initial public offering and simultaneous private placement as liabilities. The liability for these warrants was initially measured at fair value on the date of the Business Combination and is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. The Company uses the Black-Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. This liability generally increases or decreases based upon changes in the fair value of sponsor warrants outstanding at the end of a respective period and decreases as sponsor warrants are exercised during the respective periods. During 2021, this liability decreased from $92.7 million at December 31, 2020 to $4.3 million at December 31, 2021 due to $64.3 million related to the fair value of warrants exercised and $24.1 million associated with changes in the valuation inputs. We have not made any material changes in the valuation methodology used. Although we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate this liability, a 10% increase in our stock price at December 31, 2021 would have increased the warrant liability by $0.9 million.

Income Taxes

Accounting for income taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. The Company recognized deferred tax benefits of $3.6 million and $45.8 million in its consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance. In certain cases, we also base this estimate on business plan forecasts and other expectations about future outcomes. Changes in positive and negative evidence, including differences between our future operating results and estimates, could result in the establishment of an additional valuation allowance against our deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated financial statements. Also, changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated financial statements in the period in which we make the change. As of December 31, 2021 and 2020, no uncertain tax positions were recognized as liabilities in the consolidated financial statements.

Tax Receivable Agreement

In connection with the Business Combination, the Company entered into an agreement with InnoHold LLC (InnoHold) , which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the agreement.

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

As a result of the initial merger transaction and subsequent exchanges of Class B Units for Class A Stock, the potential future tax receivable agreement liability was $168.1 million as of December 31, 2021 compared to $172.0 million as of December 31, 2020. In addition, we estimated the amount of payments expected to be paid within the next 12 months to be $5.8 million and classified this amount as a current liability in our 2021 Consolidated Balance Sheet, which was paid in January 2022. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under this agreement between current and non-current.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A separate discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 10, 2021.

Operating Results for the Year Ended December 31, 2021 compared to the year ended December 31, 2020

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented in our consolidated statements of operations:

	Year Ended December 31,
	2021	% Net Revenues	2020	% Net Revenues
Revenues, net	$726,227	100.0%	$648,471	100.0%
Cost of revenues	431,253	59.4	343,374	53.0
Gross profit	294,974	40.6	305,097	47.0
Operating expenses:
Marketing and sales	239,290	33.0	187,991	29.0
General and administrative	72,095	9.9	39,925	6.2
Research and development	6,939	1.0	5,955	0.9
Total operating expenses	318,324	43.8	233,871	36.1
Operating income (loss)	(23,350)	(3.2)	71,226	11.0
Other income (expense):
Interest expense	(1,872)	(0.3)	(4,654)	(0.7)
Other income (expense), net	(194)	—	(91)	—
Loss on extinguishment of debt	—	—	(5,782)	(0.9)
Change in fair value – warrant liabilities	24,054	3.3	(300,073)	(46.3)
Tax receivable agreement income (expense)	4,016	0.6	(34,155)	(5.3)
Total other income (expense), net	26,004	3.6	(344,755)	(53.2)
Net income (loss) before income taxes	2,654	0.4	(273,529)	(42.2)
Income tax benefit (expense)	1,217	0.2	43,749	6.7
Net income (loss)	3,871	0.5	(229,780)	(35.4)
Net income (loss) attributable to noncontrolling interest	(160)	—	7,087	1.1
Net income (loss) attributable to Purple Innovation, Inc.	$4,031	0.6	$(236,867)	(36.5)

Revenues, Net

Net revenues increased $77.8 million, or 12.0%, to $726.2 million for the year ended December 31, 2021 compared to $648.5 million for the year ended December 31, 2020. This increase primarily consisted of wholesale net revenues growing $88.8 million, or 54.5% and Purple retail showroom net revenues increasing $21.9 million, or 207.9%. These increases were offset in part by e-commerce net revenues decreasing $33.0 million, or 6.9%. Our wholesale business was favorably impacted by wholesale partner expansion coupled with wholesale partner doors being open all of 2021 while the prior year was negatively impacted by the pandemic and the temporary shutdown of wholesale partner operations during 2020. Net revenue growth associated with the Purple retail showrooms was primarily due to the opening of new showrooms. Net revenue growth overall was negatively affected by the production issues we experienced in the second and third quarters of 2021, as our ability to manufacture and deliver our products was adversely impacted, which resulted in reduced orders and increased cancellations. Also, in response to these production delays, we initiated a reduction in marketing spend late in the second quarter that carried through most of the third quarter, which further impacted demand for our products, particularly with respect to our e-commerce channel. The growth in net revenues from a product perspective, reflected a $42.4 million increase in mattress sales, a $24.1 million increase in other sleep product sales and an $11.3 million increase in other product sales, was primarily driven by an increase in wholesale and Purple retail showroom revenues. We believe that sales of our products are typically subject to seasonality corresponding to different periods of the consumer spending cycle, holidays and other seasonal factors. Our sales may also vary with the performance of the broader economy consistent with the market.

Cost of Revenues

The cost of revenues increased $87.9 million, or 25.6%, to $431.3 million for the year ended December 31, 2021 compared to $343.4 million for the year ended December 31, 2020. This increase, which was comprised of a $50.9 million increase in direct material costs, a $31.8 million increase in labor and overhead costs, and a $5.2 million increase in other costs, was primarily due to increased sales volume and higher raw material, labor and freight costs. Our gross profit percentage, which decreased to 40.6% of net revenues in 2021 from 47.0% in 2020, was adversely impacted by the elevated level of our material, labor and freight costs, the unfavorable impact of inefficiencies realized as we worked to resolve the production issues described above (see Production and Demand Developments above) and a higher proportion of wholesale channel revenue, which carries a lower gross margin than revenue from the e-commerce channel. While we have returned to planned production capacity, we anticipate that raw material, labor and freight costs will continue to remain at elevated levels.

Marketing and Sales

Marketing and sales expense increased $51.3 million, or 27.3%, to $239.3 million for the year ended December 31, 2021 compared to $188.0 million for the year ended December 31, 2020. This increase reflected a $19.4 million increase in advertising costs due in part to higher advertising rates in 2021, a $22.3 million increase in marketing costs related primarily to planned expansion of our workforce, an $8.4 million increase in showroom-related expenses associated with our continued showroom expansion, and a $1.2 million increase in wholesale-related marketing and selling costs. Marketing and sales expense as a percentage of net revenues was 33.0% in 2021 compared to 29.0% in 2020. This increase was primarily due to demand levels and net revenue growth being lower than expected relative to the increase in marketing and sales costs we incurred in 2021.

General and Administrative

General and administrative expense increased $32.2 million, or 80.6%, to $72.1 million for the year ended December 31, 2021 compared to $39.9 million for the year ended December 31, 2020. This increase was primarily due to a $18.8 million increase in legal and professional fees, a $6.6 million increase related to payroll costs attributed to planned increases in our workforce, and a $6.8 million increase in all other expenses consistent with the growth of the Company. The increase in legal and professional fees was primarily due to underwriting commissions we paid related to shares sold by Coliseum Capital Partners coupled with higher consulting, professional and recruiting expenses.

Research and Development

Research and development costs increased $1.0 million, or 16.5%, to $6.9 million for the year ended December 31, 2021 from $6.0 million for the year ended December 31, 2020. This increase was primarily due to an increase in payroll costs related to planned increases in our research and development workforce.

Operating Income (Loss)

Operating income (loss) decreased $94.6 million to an operating loss of $23.4 million for the year ended December 31, 2021 compared to operating income of $71.2 million for the year ended December 31, 2020. This decrease was primarily due to net revenues being unfavorably impacted by production issues in the second and third quarters of 2021, lower than expected demand, reduced gross margins due in part to elevated raw material, labor and freight costs, increased marketing and sales expenses, and higher general and administrative costs.

Interest Expense

Interest expense totaled $1.9 million for the year ended December 31, 2021 as compared to $4.7 million for the year ended December 31, 2020. The $2.8 million decrease was due in part to $1.0 million of interest capitalized during 2021. The remaining decrease was due to a $35.0 million loan, which carried an interest rate of 12.00%, being refinanced in the third quarter of 2020 with a $45.0 million term loan at an initial interest rate of 3.50%. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit at an initial borrowing rate of 3.50%, which resulted in $0.3 million of interest expense in 2021. Interest expense in 2021 also included a full year of amortization of deferred loan costs associated with the term loan and fees related to the revolving line of credit.

Loss on Extinguishment of Debt

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 credit agreement. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. As a result of paying off this loan, the Company recognized a $5.8 million loss on extinguishment of debt in its 2020 consolidated statement of operations.

Change in Fair Value – Warrant Liabilities

There were 15.5 million public warrants issued in connection with GPAC’s formation and initial public offering and 12.8 million sponsor warrants issued pursuant to a simultaneous private placement with the initial public offering. The Company has accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured them to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at December 31, 2021 had a fair value of $4.3 million. The fair value of the sponsor warrants outstanding at December 31, 2020 was $92.7 million. All of the public warrants were exercised in 2020. During the year ended December 31, 2021, we recognized a gain of $24.1 million in our consolidated statement of operations related to a decrease in the fair value of the sponsor warrants exercised in 2021 or that were outstanding at December 31, 2021. During the year ended December 31, 2020, we recognized a loss of $240.7 million in our consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during 2020 or that were outstanding at December 31, 2020.

On February 26, 2019, two of the three lenders involved with the original loan under the 2018 credit arrangement also funded a $10.0 million incremental loan and received 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. The Company accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured them to fair value at each reporting date with changes in the fair value included in earnings. On November 9, 2020, the Company issued 2.6 million shares of Class A Stock pursuant to the exercise of these warrants held by the lenders who funded the incremental loan. The Company determined the fair value of these warrants to be $81.0 million at the time of the exercise. During the year ended December 31, 2020, the Company recorded a loss related to increases in the fair value of the warrants of $59.4 million.

Tax Receivable Agreement Income (Expense)

In connection with the Business Combination, we entered into an agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. The tax receivable agreement liability totaled $168.1 million and $172.0 million at December 31, 2021 and 2020, respectively. During 2021, we realized $4.0 million of tax receivable agreement income due to the impact of a change in tax rates and recording the 2020 provision to return adjustments. The $3.9 million reduction in the 2021 tax receivable agreement liability reflected $4.0 million that was recorded as tax receivable agreement income coupled with a payment of $0.6 million made during the year. These decreases in the liability were offset in part by $0.8 million that related to current year exchanges and was recorded as a decrease to additional paid-in capital in the 2021 consolidated statement of stockholders’ equity.

Income Tax Benefit (Expense)

Our income tax benefit was $1.2 million for the year ended December 31, 2021 compared to an income tax benefit of $43.7 million for the year ended December 31, 2020. This decrease was primarily due to $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets being released and recorded as an income tax benefit during 2020.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million in 2021 compared to net income of $7.1 million in 2020. The decrease in the level of net income (loss) attributed to noncontrolling interests primarily resulted from the noncontrolling interest ownership percentage being significantly lower in 2021.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations, supplemented with borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs as well as other contractual obligations described below. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions were $91.6 million and $87.5 million, respectively, as of December 31, 2021 compared to $123.0 million and $96.9 million, respectively, as of December 31, 2020. Cash used for capital expenditures increased from $39.1 million in 2020 to $57.1 million in 2021. This increase primarily resulted from ongoing investments in our business that included building out our new manufacturing facility in Georgia that became fully operational in 2021, enhancing our manufacturing and safety capabilities at our manufacturing facility in Utah, scaling our infrastructure to support the growth of our workforce, and continued opening of new Purple retail showrooms throughout 2021.

As described above, we experienced production and demand issues in the second and third quarters of 2021 that adversely affected net revenues and we have also experienced increases in raw material, labor and freight costs. While we have returned to planned production levels, we currently anticipate that the impact of lower-than-expected demand and higher material, labor and freight costs will continue to adversely affect our business and results of operations into the first quarter of 2022. These issues have also adversely affected our ability to comply with covenants under the 2020 credit agreement. In order to offset the impact of these costs on our gross margins, we have taken a number of pricing actions in the fourth quarter and early 2022. In February 2022, we reduced employee headcount by approximately 15%. In addition, we have initiated a number of other projects to improve efficiencies and reduce costs.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to current creditors, pursue work-out options or seek additional funding sources including new debt or equity capital. Our ability to obtain additional debt or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from macroeconomic factors and approval from the lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if offered, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement, as amended, may make it difficult to obtain additional capital on terms that are favorable to us and to execute on our growth strategies, including the acquisition of other businesses or technologies. There is no assurance we would be able to obtain the capital we could potentially require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

In response to the COVID-19 pandemic, we took a number of precautionary measures to manage our resources and mitigate its adverse effect. Given the initial difficultly in predicting how long the pandemic would persist and its full impact, we managed our business and opportunities to preserve liquidity. In the second half of 2020, we ended most of the cash preservation programs and returned to full production to meet increased demand. During 2021, we have increased our inventory levels and invested in our manufacturing capacity and showroom expansion. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto, based on our current projections we believe our cash on hand, cash generated from our e-commerce and wholesale channels, and continued ramp up of Purple retail store operations will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

During 2021, 6.6 million sponsor warrants were exercised on a cash and cashless basis resulting in the issuance of 2.3 million shares of Class A Stock. The proceeds received for the cash exercise was $0.1 million. At December 31, 2021, there were 1.9 million sponsor warrants outstanding. During 2020, 15.5 million public warrants and 4.3 million sponsor warrants were exercised resulting in the issuance of 7.6 million shares of Class A Stock and cash proceeds to the Company of $46.4 million.

Debt

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 credit agreement. The payment included $25.0 million for the original loan under the agreement, $10.0 million for a subsequent incremental loan, $6.6 million for paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest.

Also on September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The agreement has a five-year term and borrowing rates for both the term loan and revolving line of credit and were initially based on Purple LLC’s leverage ratio and ranged from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. Pursuant to the first amendment of the 2020 Credit Agreement, the interest rates have changed from LIBOR to SOFR with new interest rate amounts and thresholds as noted below. Proceeds from the term loan were used to retire all indebtedness associated with the 2018 credit agreement.

In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. The outstanding balance on the revolving line of credit was classified as long-term debt in the Company’s consolidated balance sheet as of December 31, 2021.

Our operating and financial results for the year ended December 31, 2021 did not satisfy our financial and performance covenants required pursuant to the 2020 Credit Agreement. In order to avoid a breach of such covenants and related default, on February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met. In addition, the interest rate on outstanding borrowings under the 2020 Credit Agreement changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If it is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% depending on the consolidated leverage ratio. Pursuant to the amendment, the Company paid fees and expenses of $0.9 million and prepaid all principal payments due in 2022 of $2.5 million.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement. As of December 31, 2021, the tax receivable agreement liability reflected in the Company’s consolidated balance sheet is $168.1 million of which $5.8 million is presented as other current liabilities.

Other Contractual Obligations

In addition, we have other material contractual obligations, which primarily consist of operating lease obligations. See Note 6 of the consolidated financial statements for additional information.

Cash Flows for the year ended December 31, 2021 compared to the year ended December 31, 2020

The following summarizes our cash flows for the years ended December 31, 2021 and 2020 as reported in our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(30,903)	$81,257
Net cash used in investing activities	(57,059)	(39,139)
Net cash provided by financing activities	56,623	47,359
Net increase (decrease) in cash	(31,339)	89,477
Cash, beginning of the period	122,955	33,478
Cash, end of the period	$91,616	$122,955

Cash used in operating activities was $30.9 million during the year ended December 31, 2021 compared to $81.3 million of cash provided by operating activities during the year ended December 31, 2020. The decrease in cash flows from operations primarily resulted from an $83.6 million decrease in cash provided by operating income items which was mainly driven by net revenues being unfavorably impacted by production and demand issues experienced in the second and third quarters of 2021, increased material, labor and shipping costs, higher marketing and sales expenses, increased legal and professional fees and planned increases in our workforce. The decrease in cash provided by operations was further impacted by a $28.5 million decrease in operating cash flows related to net changes in operating assets and liabilities for the year ended December 31, 2021 compared to the prior year. This decrease consisted of decreased cash from changes in period-over-period fluctuations in inventories, accounts payable and accrued liabilities, offset in part by an increase in cash related to changes in the year-over-year fluctuations in accounts receivable and prepaid inventory and other assets.

Cash used in investing activities was $57.1 million for the year ended December 31, 2021 compared to $39.1 million for the year ended December 31, 2020. This increase primarily resulted from continuing to invest in our business by building out our new manufacturing facility in Georgia that became fully operational in 2021, enhancing our manufacturing and safety capabilities at our manufacturing facility in Utah, scaling our infrastructure to support the growth of our workforce, and continued opening of new Purple retail showrooms during 2021.

Cash provided by financing activities during the year ended December 31, 2021 was $56.6 million, an increase of $9.3 million from cash provided by financing activities of $47.4 million during the year ended December 31, 2020. Financing activities in 2021 included $55.0 million in proceeds from the Company’s revolving line of credit, $4.1 million in proceeds from an InnoHold indemnification payment and $1.5 million of proceeds from warrant and stock option exercises. The cash received from these financing activities was offset in part by $2.3 million in principal payments on the term loan, member tax distributions of $1.2 million and a $0.6 million payment for the tax receivable agreement.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our $42.2 million term loan and our $55.0 million revolving line of credit. Our term loan and revolving line of credit both bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2021, we had $97.2 million of variable rate debt outstanding under our term loan and revolving line of credit combined. Based on these debt levels, an increase of 100 basis points in the effective interest rate on our outstanding debt at December 31, 2021 would result in an increase in interest expense of approximately $1.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Based upon this evaluation and the above criteria, our CEO and CFO concluded that due to the previously reported material weakness described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that due to the previously reported material weakness described below, our internal controls over financial reporting were not effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Previously Reported Material Weakness

As previously reported, we determined a material weakness existed relating to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT personnel; and inadequate risk-assessment processes to identify and assess user access in certain IT systems that could impact internal controls over financial reporting. As a result, we determined that we did not have effective controls to prevent or detect a material financial statement misstatement on a timely basis.

In response to this material weakness, management, with oversight of the Audit Committee of the Board of Directors, has identified and is in the process of implementing steps to remediate the material weakness. The Company has allocated resources to remediate user access related control and segregation of duties deficiencies. Our remediation efforts also include providing training to personnel associated with reviewing IT user access. In addition, we continue to engage consultants to advise us on making further improvements to our ITGCs. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts related to the design and implementation of sufficient controls and processes around ITGCs, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on Internal Control over Financial Reporting

We have audited Purple Innovation, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting processes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 1, 2022 on those financial statements.

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

/s/ BDO USA, LLP

Salt Lake City, Utah

March 1, 2022

Item 9B. Other Information

Amendment to 2020 Credit Agreement

On February 28, 2022, the Company entered into a First Amendment to 2020 Credit Agreement (the “Amendment”).

The Amendment changes LIBOR to SOFR with a floor of 0.50%. Until a compliance certificate is delivered showing a consolidated leverage ratio of less than 3.00 to 1.00, the borrowing rates are set at term SOFR plus (a) 4.75% if the Company is greater than or equal to the then applicable liquidity threshold and (b) 9.00% if the Company’s liquidity is less than the then applicable liquidity threshold. Once a compliance certificate is delivered showing a consolidated leverage ratio of less than 3.00 to 1.00, pricing will range from SOFR plus a 3.00% to 3.75% margin based upon a consolidated leverage ratio, unless there have been no outstanding revolving loans for a specified period of time, in which case pricing will be based upon a consolidated net leverage ratio. The amount of the excess cash flow mandatory prepayment is now based upon a consolidated leverage ratio, unless there have been no outstanding revolving loans for a specified period of time, in which case it will be based on a consolidated net leverage ratio.

The Amendment also adds a covenant amendment period that starts on the Amendment effective date and lasts until the later of (a) delivery of the June 30, 2023 compliance certificate and (b) the 5th business day after a compliance certificate is delivered showing a consolidated leverage ratio of less than 2.00x for two consecutive quarters. Monthly, during the covenant amendment period and quarterly thereafter, the Company must provide to the lenders reports containing showroom sales performance and bi-weekly a rolling 13-week cash flow forecast. Incremental term loan commitments and incremental revolving loan commitments are not available during the covenant amendment period.

The Amendment adds a new mandatory prepayment requirement, providing that if any revolving loans are outstanding and the aggregate amount of cash and cash equivalents exceed $25.0 million, the Company must prepay the revolving loans in the amount of the lesser of (i) the outstanding revolving loans and (ii) the amount of cash and cash equivalents in excess of $25.0 million. The Amendment also adds a limitation on borrowings under the revolver, prohibiting additional borrowings under the revolver if after giving effect to any borrowing and any transactions to be consummated therewith, the aggregate amount of cash and cash equivalents exceeds $25.0 million. In addition, swing loans are now discretionary rather than mandatory even if all conditions have been satisfied.

The Amendment provides that the consolidated net leverage ratio and fixed charge coverage ratio financial covenants will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ending June 30, 2022, and beginning with the fiscal quarter ending September 30, 2022 a consolidated leverage ratio financial covenant goes into effect at a level of 5.75 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2022 and 2.50 to 1.00 thereafter. The Amendment also adds an additional financial covenant relating to minimum liquidity which is applicable during the covenant amendment period and a negative covenant restricting the Company from entering into new leases unless certain financial tests are satisfied. The covenant limiting certain capital expenditures is not being tested for the fiscal year ending December 31, 2021, total capital expenditures are capped at $17.5 million for the fiscal quarter ending June 30, 2022 and growth capital expenditures are capped at $37.5 million for the fiscal year ending December 31, 2022, $41.0 million for the fiscal year ending December 31, 2023, and $41.5 million for the fiscal year ending December 31, 2024.

The Amendment also eliminates the availability of certain baskets under certain negative covenants during the covenant amendment period, including but not limited to consolidations, mergers, acquisitions, asset sales, statutory divisions, liens, indebtedness, investments, guaranty obligations, and restricted payments.

Pursuant to the Amendment, the Company paid fees and expenses of $0.9 million and prepaid all principal payments due in 2022 of $2.5 million.

The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, a copy of which is attached as Exhibit 10.60 to this 10-K and is incorporated by reference herein.

Appointment of Permanent Chief Executive Officer

On March 1, 2022, the Board appointed Robert DeMartini as the Company’s permanent Chief Executive Officer, effective upon the execution of an amended and restated employment agreement. Mr. DeMartini has served as the Company’s Acting CEO since January 2022. There are no related party transactions between Mr. DeMartini and the Company as defined in Item 404(a) of Regulation S-K. There are no family relationships between Mr. DeMartini and any other director, executive officer or person nominated or chosen to be a director or executive officer of the Company. Mr. DeMartini’s biographical information is included under Part I, Item 1, “Information About our Executive Officers” above.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the captions “Directors” and “Corporate Governance” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021. Information concerning our executive officers is included in Part I of this report under the caption “Information About Our Executive Officers.”

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
3.3	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference into Exhibit 3.3 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
4.6	Description of Registered Securities (incorporated by reference into Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)
10.21+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.22+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.23†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.24+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.25+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.26	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.27	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.28	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.29+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.30+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.31	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.32+	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc. and Mark Watkins (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.33+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.34+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.35	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.36	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)

10.37	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2020)
10.38	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.39	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.40	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.41	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.42	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.43	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.44+	Purple Innovation, Inc. 2020 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.45	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.46+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.47	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.48	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.49	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
10.50	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.51	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.52+	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)

10.53+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.54+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.55+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.56+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.57+	Separation Agreement and General Release, dated December 13, 2021, by and between Purple Innovation, Inc. and Joseph B. Megibow (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.58+	Employment Agreement, dated December 13, 2021, by and between Purple Innovation, Inc. and Robert T. DeMartini (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.59+	Amended and Restated Consultancy Agreement, dated December 13, 2021, by and between Purple Innovation, Inc. and Bennett Nussbaum (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.60*	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto
14.1	Code of Ethics of Purple Innovation, Inc. (incorporated by reference into Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an adverse opinion thereon because of a material weakness.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation Allowance

As described in Notes 2 and 19 to the Company’s consolidated financial statements, the Company has approximately $217.8 million of net deferred income tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized.

We identified the Company’s evaluation of whether certain of its deferred tax assets are realizable as a critical audit matter. Significant management judgments are required in evaluating and weighting the collective positive and negative evidence that are used to assess the realizability of deferred tax assets. This evidence includes various assumptions surrounding cumulative income in recent years, projected future taxable income, and the rate of expected growth. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

-	Assessing the reasonableness of the Company’s ability to generate future income and utilize the deferred tax assets by evaluating forecasts of future income and the rate of expected growth against the Company’s historical performance and performing independent estimates of the expected rate of continued growth to evaluate the changes in realizability of deferred tax assets that would result from changes in those assumptions.

-	Utilizing personnel with specialized knowledge and skill in income taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

Warranty Accrual

At December 31, 2021, the Company’s accrued warranty liability was $15.0 million. As discussed in Note 2 to the consolidated financial statements, the Company provides a limited warranty on most of its products sold. Warranty costs are estimated based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends. These costs are recognized at the time of sale in cost of revenues.

We identified the Company’s evaluation of the completeness and valuation of the warranty accrual as a critical audit matter. Specifically, the evaluation includes various management assumptions, including estimated future warranty claims and estimated costs to remedy warranty claims. Auditing the accrued warranty liability involved especially complex and subjective auditor judgment due to significant management judgment required in evaluating the warranty liability.

The primary procedures we performed to address this critical audit matter included:

-	Obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the completeness and valuation of the warranty liability. Specifically, we tested controls over management’s review of inputs into the warranty calculation (historical returns by year, actual warranty costs incurred and estimated warranty costs on products sold), as well as their review of mathematical calculation of the warranty liability.

-	Testing a sample of key inputs to the warranty liability, including actual claims made and actual warranty costs incurred.

-	Assessing the accuracy of management’s estimation by performing a lookback analysis, which compared the amount of claims accrued in prior years to actual claims made in subsequent periods.

-	Comparing the Company’s warranty expense as a percentage of revenues to available public information to determine if the Company’s warranty expense was consistent with peer companies.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 1, 2022

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$91,616	$122,955
Accounts receivable, net	25,430	29,111
Inventories, net	98,690	65,726
Prepaid expenses	8,064	6,718
Other current assets	5,702	4,561
Total current assets	229,502	229,071
Property and equipment, net	112,614	61,486
Operating lease right-of-use assets	68,037	41,408
Intangible assets, net	13,204	9,945
Deferred income taxes	217,791	211,244
Other long-term assets	1,322	1,578
Total assets	$642,470	$554,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,752	$69,594
Accrued sales returns	7,116	8,428
Accrued compensation	8,928	14,209
Customer prepayments	10,854	6,253
Accrued sales tax	4,672	6,015
Accrued rebates and allowances	10,169	10,891
Operating lease obligations – current portion	7,053	3,235
Other current liabilities	13,470	13,583
Total current liabilities	142,014	132,208
Debt, net of current portion	94,113	41,410
Operating lease obligations, net of current portion	81,159	48,936
Warrant liabilities	4,343	92,708
Tax receivable agreement liability, net of current portion	162,239	165,426
Other long-term liabilities, net of current portion	12,061	6,503
Total liabilities	495,929	487,191
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 66,493 issued and outstanding at December 31, 2021 and 63,914 issued and outstanding at December 31, 2020	7	6
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at December 31, 2021 and 536 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	407,591	333,047
Accumulated deficit	(261,825)	(265,856)
Total stockholders’ equity attributable to Purple Innovation, Inc.	145,773	67,197
Noncontrolling interest	768	344
Total stockholders’ equity	146,541	67,541
Total liabilities and stockholders’ equity	$642,470	$554,732

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenues, net	$726,227	$648,471	$428,358
Cost of revenues	431,253	343,374	239,387
Gross profit	294,974	305,097	188,971
Operating expenses:
Marketing and sales	239,290	187,991	141,975
General and administrative	72,095	39,925	26,918
Research and development	6,939	5,955	3,864
Total operating expenses	318,324	233,871	172,757
Operating income (loss)	(23,350)	71,226	16,214
Other income (expense):
Interest expense	(1,872)	(4,654)	(5,180)
Other income (expense), net	(194)	(91)	545
Loss on extinguishment of debt	—	(5,782)	(6,299)
Change in fair value – warrant liabilities	24,054	(300,073)	(35,304)
Tax receivable agreement income (expense)	4,016	(34,155)	(501)
Total other income (expense), net	26,004	(344,755)	(46,739)
Net income (loss) before income taxes	2,654	(273,529)	(30,525)
Income tax benefit (expense)	1,217	43,749	(400)
Net income (loss)	3,871	(229,780)	(30,925)
Net income (loss) attributable to noncontrolling interest	(160)	7,087	(8,352)
Net income (loss) attributable to Purple Innovation, Inc.	$4,031	$(236,867)	$(22,573)

Net income (loss) per share:
Basic	$0.06	$(6.04)	$(2.26)
Diluted	$(0.30)	$(6.04)	$(2.26)
Weighted average common shares outstanding:
Basic	65,928	39,219	10,006
Diluted	67,302	39,219	10,006

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity attributable to Purple Innovation, Inc.	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance — December 31, 2018	9,731	$1	44,071	$4	$487	$(6,416)	$(5,924)	$(1,349)	$(7,273)
Net loss	—	—	—	—	—	(22,573)	(22,573)	(8,352)	(30,925)
Stock-based compensation	—	—	—	—	10,063	—	10,063	—	10,063
Repurchase of stock option	—	—	—	—	(97)	—	(97)	—	(97)
Issuance of stock	96	—	—	—	—	—	—	—	—
Exchange of stock	12,670	1	(12,670)	(1)	—	—	—	—	—
Forfeiture of unvested stock	(3)	—	(7)	—	—	—	—	—	—
Accrued tax distributions	—	—	—	—	(308)	—	(308)	—	(308)
Impact of transactions affecting NCI	—	—	—	—	(7,323)	—	(7,323)	7,323	—
Balance – December 31, 2019	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income (loss)	—	—	—	—	—	(236,867)	(236,867)	7,087	(229,780)
Stock-based compensation	—	—	—	—	2,185	—	2,185	—	2,185
Exchange of stock	30,858	3	(30,858)	(3)	—	—	—	—	—
Exercise of warrants	7,621	1	—	—	218,113	—	218,114	—	218,114
Exercise of incremental loan warrants	2,613	—	—	—	81,040	—	81,040	—	81,040
Exercise of stock options	281	—	—	—	2,007	—	2,007	—	2,007
Tax receivable agreement liability	—	—	—	—	(137,314)	—	(137,314)	—	(137,314)
Deferred income taxes	—	—	—	—	165,676	—	165,676	—	165,676
Accrued tax distributions	—	—	—	—	(5,847)	—	(5,847)	—	(5,847)
Issuance of stock	83	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(36)	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	4,365	—	4,365	(4,365)	—
Balance – December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income (loss)	—	—	—	—	—	4,031	4,031	(160)	3,871
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,298	1	—	—	64,426	—	64,427	—	64,427
Exercise of stock options	171	—	—	—	1,418	—	1,418	—	1,418
Tax receivable agreement liability	—	—	—	—	(760)	—	(760)	—	(760)
Deferred income taxes	—	—	—	—	2,937	—	2,937	—	2,937
Accrued tax distributions	—	—	—	—	(401)	—	(401)	—	(401)
Issuance of common stock	22	—	—	—	—	—	—	—	—
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(584)	—	(584)	584	—
Balance – December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$3,871	$(229,780)	$(30,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,473	7,899	4,308
Non-cash interest	517	3,105	3,313
Paid-in-kind interest	—	(6,616)	—
Loss on extinguishment of debt	—	5,782	6,299
Change in fair value – warrant liabilities	(24,054)	300,073	35,304
Tax receivable agreement (income) expense	(4,016)	34,155	501
Stock-based compensation	3,366	2,185	10,063
Non-cash lease expense	4,938	3,128	—
Deferred income taxes	(3,608)	(45,812)	—
Changes in operating assets and liabilities:
Accounts receivable	3,681	(419)	(18,451)
Inventories	(32,964)	(18,098)	(24,688)
Prepaid expenses and other assets	1,744	(5,047)	(2,557)
Accounts payable	6,796	16,049	25,132
Accrued sales returns	(1,312)	1,157	1,814
Accrued compensation	(5,482)	6,255	5,263
Customer prepayments	4,601	(5)	(1,264)
Accrued rebates and allowances	(722)	5,580	4,881
Operating lease obligations	(2,779)	(1,732)	—
Other accrued liabilities	5,047	3,398	3,887
Net cash provided by (used in) operating activities	(30,903)	81,257	22,880

Cash flows from investing activities:
Purchase of property and equipment	(53,938)	(27,878)	(10,459)
Investment in intangible assets	(3,121)	(11,261)	(320)
Net cash used in investing activities	(57,059)	(39,139)	(10,779)

Cash flows from financing activities:
Proceeds from related-party loan	—	—	10,000
Proceeds from term loan	—	45,000	—
Payments on related-party loan	—	(37,497)	—
Payments on term loan	(2,250)	(563)	—
Proceeds from revolving line of credit	55,000	—	—
Proceeds from exercise of warrants	116	46,359	—
Proceeds from exercise of stock options	1,418	2,007	—
Repurchase of stock options	—	—	(97)
Payments for debt issuance costs	—	(2,460)	(758)
Tax receivable agreement payments	(628)	—	—
Proceeds from InnoHold indemnification payment	4,142	—	—
Distributions to members	(1,175)	(5,487)	—
Net cash provided by financing activities	56,623	47,359	9,145

Net increase (decrease) in cash	(31,339)	89,477	21,246
Cash and cash equivalents, beginning of the year	122,955	33,478	12,232
Cash and cash equivalents, end of the year	$91,616	$122,955	$33,478

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$999	$8,167	$1,869
Cash paid during the year for income taxes	$4,645	$2,060	$122

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$6,443	$3,305	$743
Issuance of liability warrants	$—	$—	$4,864
Non-cash leasehold improvements	$3,238	$5,147	$1,938
Accrued tax distributions	$401	$668	$308
Tax receivable agreement liability	$760	$137,314	$—
Deferred income taxes	$2,937	$165,676	$—
Exercise of liability warrants	$64,311	$252,796	$—

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”) is a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its e-commerce online channels, retail brick-and-mortar wholesale partners, Purple retail showrooms, and third-party online retailers.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Purple Inc. and its controlled subsidiary Purple LLC. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2021, Purple Inc. held approximately 99% of the common units of Purple LLC and other Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

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

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2021, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held approximately 1% of the economic interest in Purple LLC as of December 31, 2021. For further discussion see Note 14—Stockholders’ Equity.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income (loss), cash flows or stockholders’ equity. Prepaid expenses, previously included in the consolidated balance sheet within other current assets, are now presented separately. Also, the change in accrued rebates and allowances, previously reflected in the consolidated statement of cash flows within the change in other accrued liabilities, is now presented separately.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, sales returns, warranty returns, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates the allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for doubtful accounts as of December 31, 2021 and 2020 was not material.

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead costs. Inventory cost is calculated using a method that approximates average cost. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 16 years, as follows:

Years
Equipment	10
Furniture and fixtures	7
Office equipment	3
Leasehold improvements	1 -16

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company’s outstanding borrowings.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which required an entity to recognize lease liabilities and assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. Because the Company ceased being an EGC on December 31, 2020, the standard became effective for the Company for its annual reporting period beginning January 1, 2020. The adoption of ASC 842 and all related amendments using the modified retrospective transition approach effective for the Company’s annual reporting period beginning January 1, 2020 resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $27.9 million and operating lease liabilities of $33.0 million in the Company’s consolidated balance sheet. Pre-existing liabilities for deferred rent and various lease incentives totaling $5.1 million were reclassified to operating lease ROU assets in connection with the adoption. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows and had no impact on retained earnings. At January 1, 2020, the effective date of adoption, the Company’s finance ROU assets and lease liabilities were not material.

The Company determines if an agreement contains a lease at the inception of a contract. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The Company elected not to separate lease and non-lease components for all real estate leases.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Tenant incentive allowances received from the lessor are amortized through the right-of-use asset as a reduction of rent expense over the lease term. Any variable lease costs are expensed as incurred. Leases with an initial term of 12 months or less (short-term leases) are not recorded as ROU assets and corresponding lease liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term. ROU assets are assessed for impairment as part of long-lived assets, which is performed whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

For software developed or obtained for internal use, the Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company capitalizes certain payroll and payroll-related costs for employees who are directly involved with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. Capitalized software costs are amortized on a straight-line basis over three years.

Asset Impairment Charges

Definite-lived Intangible Assets – Definite-lived intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. Any identified impairment would result in an adjustment to the Company’s results of operations. There were no impairment charges realized on definite-lived intangible assets during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, an impairment charge of $0.6 million was recorded to write-off the unamortized portion of license costs related to a vendor supply and services agreement. For further discussion see Note 7—Intangible Assets.

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

Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021, 2020 or 2019.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which the fair value can be reasonably estimated are recorded, when incurred, as components of marketing and sales expenses in the accompanying consolidated statements of operations.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $149.8 million, $130.3 million and $112.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs in 2021 and 2020 included $2.7 million and $1.2 million, respectively, related to shared advertising costs that the Company incurred under its cooperative advertising programs to the extent the fair value of the distinct good or service were reasonably estimable. There were no cooperative advertising costs in 2019.

Revenue Recognition

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple retail showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer. This principle is achieved in the following steps:

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

Determine the transaction price. Payment for sale of products through the e-commerce online channel, Purple retail showrooms and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Payment by traditional wholesale customers is due under customary fixed payment terms. None of the Company’s contracts contain a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates, and other adjustments. The estimates of variable consideration are based on historical return experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Sales Returns

The Company’s policy provides customers up to 100-days to return a mattress, pet bed or pillow and up to 30-days to return all other products (except power bases) for a full refund. Estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year. As of December 31, 2021 and 2020, $7.1 million and $8.4 million, respectively, were included as accrued sales returns in the accompanying consolidated balance sheets.

The Company had the following activity for sales returns:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$8,428	$7,271	$5,457
Additions that reduced net revenue	45,561	50,504	34,390
Deduction from reserves for current year returns	(46,873)	(49,347)	(32,576)
Balance at end of period	$7,116	$8,428	$7,271

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.  As of December 31, 2021 and 2020, $3.9 million and $2.8 million of warranty liabilities are included in other current liabilities and $11.1 million and $5.6 million of warranty liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets, respectively.

The Company had the following activity for warranty liabilities:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$8,397	$4,621	$2,009
Additions charged to expense for current year sales	9,234	6,399	4,185
Deduction from reserves for current year claims	(2,618)	(2,623)	(1,573)
Balance at end of period	$15,013	$8,397	$4,621

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 9 – Debt.

Warrant Liabilities

The Company accounted for its incremental loan warrants as liability warrants under the provisions of ASC 480, Distinguishing Liabilities from Equity. ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. These warrants contained a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could have given rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may have led to a reduction in the exercise price of the warrants. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company used the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price. All of the incremental loan warrants were exercised during fiscal 2020.

The Company accounted for its public warrants in accordance with ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which these warrants did not meet the criteria for equity classification and were recorded as liabilities. Since the public warrants met the definition of a derivative as contemplated in ASC 815, these warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of the public warrants based on their public trading price. All of the public warrants were exercised during fiscal 2020.

The Company accounts for its sponsor warrants in accordance with ASC 815, under which these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Since the sponsor warrants meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 with changes in fair value recognized in earnings in the period of change. The Company uses the Black Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. At December 31, 2021, there were 1.9 million sponsor warrants outstanding.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instruments is estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations.

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

		December 31,
(In thousands)	Level	2021	2020
Sponsor warrants	3	$4,343	$92,708

All of the public warrants (a Level 1 fair value liability) and all of the incremental loan warrants (a Level 3 fair value liability) were exercised during 2020.

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2018	$2,673	$—	$2,673
Initial measurement	—	4,864	4,864
Fair value transfer to Level 1 measurement	(321)	—	(321)
Change in valuation inputs(1)	5,337	16,758	22,095
Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Fair value transfer to Level 1 measurement	(1,275)	—	(1,275)
Fair value of warrants exercised	(3,690)	(81,040)	(84,730)
Change in valuation inputs(1)	89,984	59,418	149,402
Fair value as of December 31, 2020	$92,708	$—	$92,708
Fair value transfer to Level 1 measurement	—	—	—
Fair value of warrants exercised	(64,311)	—	(64,311)
Change in valuation inputs(1)	(24,054)	—	(24,054)
Fair value as of December 31, 2021	$4,343	$—	$4,343

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2021, 2020 and 2019, the Company granted stock options under the Company’s 2017 Equity Incentive Plan to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company recognizes forfeitures of stock option awards as they occur.

During 2021, 2020 and 2019, the Company granted stock awards under the 2017 Equity Incentive Plan to members of the Company’s Board of Directors and Board advisor for services performed. Stock based compensation for these stock awards was determined on the grant date based on the publicly quoted closing price of our common stock and was expensed on the grant date since all the awards were immediately vested.

During 2021, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. Approximately one-third of the restricted stock units granted included a market vesting condition. The estimated fair value of the restricted stock units that do not have the market vesting condition is recognized on a straight-line basis over the vesting period. The estimated fair value of the stock units that included a market vesting condition was measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporated the probability of vesting occurring. The estimated fair value of these awards is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

In May and June 2020, the Company granted restricted stock awards under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. The stock awards vest over 3 to 4 years. The estimated fair value of restricted stock is measured on the grant date and is recognized as expense over the vesting period.

In March 2020, the Company granted a restricted stock award under the Company’s 2017 Equity Incentive Plan to the Company’s independent Board advisor and GPAC observer. The stock award vested in March 2021. As this award included a service condition, the estimated fair value of the restricted stock was measured on the grant date and recognized over the service period. The Company determined that the fair value of the restricted stock on the grant date was immaterial.

During 2019, the Company granted a restricted stock award that had certain vesting conditions which could be met at the earliest in the twelve months ended March 31, 2022. All of the vesting conditions were satisfied on September 30, 2021 and all of the shares became unrestricted on that date. As this award included a market vesting condition, stock-based compensation was determined as the estimated fair value of the restricted stock measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model which incorporated the probability of vesting occurring. The fair value of the restricted stock was expensed over the derived service period which ended when all of the shares became issuable.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on an omni-channel distribution strategy that allows the Company to offer a seamless shopping experience to its customers across multiple sales channels. The Company concluded its business operates in one operating segment as all of the Company’s sales channels are complimentary and analyzed in the same manner. Also, the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found throughout the consolidated financial statements. The Company’s chief executive officer has been identified as its CODM.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Class A stock outstanding during each period. Diluted net income (loss) per share reflects the weighted-average number of common shares outstanding during the period used in the basic net income (loss) computation plus the effect of common stock equivalents that are dilutive. The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants, share-based payment awards and the vesting of unvested Class A Stock.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The interest rates on the Company’s term loan and revolving line of credit are based on LIBOR. In February 2022 the Company entered into an amendment to the 2020 Credit Agreement that changed the interest reference rate from LIBOR to SOFR. See Note 20—Subsequent Events for discussion of the amendment to the 2020 Credit Agreement. The Company plans to apply the amendments in this update to account for this and any contract modifications that result from changes in the reference rate used. The Company does not expect these amendments to have a material impact on its consolidated financial statements and related disclosures.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance became effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption was permitted. The adoption of this standard by the Company on January 1, 2021 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard is effective for the Company’s interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost and does not expect that adoption will have a material impact on its consolidated financial statements or related disclosures.

3. Revenue from Contracts with Customers

Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

Disaggregated Revenue

The Company classifies revenue into two categories: DTC and Wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple retail showrooms channel that sells directly to consumers who purchase at a showroom location. The wholesale channel includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or their online channels. The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Years Ended December 31,
Channel	2021	2020	2019
Direct-to-consumer	$474,217	$485,305	$265,205
Wholesale	252,010	163,166	163,153
Revenues, net	$726,227	$648,471	$428,358

	Years Ended December 31,
Product	2021	2020	2019
Sleep products	$664,484	$598,046	$401,499
Other	61,743	50,425	26,859
Revenues, net	$726,227	$648,471	$428,358

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $10.9 million and $6.3 million at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2020, 2019 and 2018, respectively.

4. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Raw materials	$33,609	$26,372
Work-in-process	4,023	3,593
Finished goods	63,419	36,280
Inventory obsolescence reserve	(2,361)	(519)
Inventories, net	$98,690	$65,726

5. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Equipment	$58,094	$30,508
Equipment in progress	19,840	18,648
Leasehold improvements	38,098	15,758
Furniture and fixtures	12,482	5,160
Office equipment	4,843	3,185
Total property and equipment	133,357	73,259
Accumulated depreciation	(20,743)	(11,773)
Property and equipment, net	$112,614	$61,486

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2021 or 2020. Interest capitalized on borrowings during the active construction period of major capital projects totaled $1.0 million during the year ended December 31, 2021. There was no interest capitalized during 2020 or 2019. Depreciation expense was $9.2 million, $5.5 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.7 million and $0.6 million as of December 31, 2021 and 2020, respectively.

The following table presents the Company’s lease costs (in thousands):

	Years Ended December 31,
	2021	2020

Operating lease costs	$8,910	$5,736
Variable lease costs	2,207	317
Short-term lease costs	224	34
Total lease costs	$11,341	$6,087

In 2019, the Company recorded rent expense on lease payments, including those with rent escalations and rent-free periods, on a straight-line basis over the expected lease term. During the year ended December 31, 2019, the Company recognized rent expense of $3.9 million.

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2021 (in thousands):

Year ended December 31,
2022 (1)	$8,453
2023	11,475
2024	11,514
2025	11,408
2026	11,286
Thereafter	63,360
Total operating lease payments	117,496
Less – lease payments representing interest	(29,284)
Present value of operating lease payments	$88,212

(1)	– Amount consists of $11.6 million of undiscounted cash flows offset by $3.2 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2022.

As of December 31, 2021 and 2020, the weighted-average remaining term of operating leases was 10.7 years and 11.8 years, respectively, and the weighted-average discount rate was 5.30% and 6.18%, respectively, for operating leases recognized on the consolidated balance sheet.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows (in thousands):

	Years Ended December 31,
	2021	2020

Cash paid for amounts included in present value of operating lease liabilities	$2,779	$1,732
Right-of-use assets obtained in exchange for operating lease liabilities	31,567	17,216

At the inception of a lease entered into in fiscal 2020, the Company recorded $0.9 million for the present value of an asset retirement obligation (ARO) to cover costs associated with the future restoration of the leased property. During the year ended December 31, 2021, the Company recorded accretion of the ARO liability totaling $0.1 million. The Company recorded a minimal amount of accretion in 2020. The ARO liability at both December 31, 2021 and 2020 was $0.9 million.

7. Intangible Assets

The following table provides the components of intangible assets:

		As of December 31, 2021			As of December 31, 2020
(in thousands,	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
except useful life)	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
License agreement		$8,456	$—	$8,456	$8,456	$—	$8,456
Trademarks		30	—	30	30	—	30
Definite-lived amortizing:
Internet domain	15	900	(250)	650	900	(190)	710
License agreement	1	2,220	(2,220)	—	2,220	(2,220)	—
Internal-use software	3	4,467	(399)	4,068	921	(172)	749
Intangible assets, net		$16,073	$(2,869)	$13,204	$12,527	$(2,582)	$9,945

Prior to the Business Combination, Purple LLC entered into an agreement pursuant to which EdiZONE transferred tangible and intellectual property to Purple LLC that was then licensed back to EdiZONE to enable them to continue to meet certain preexisting license obligations it had with various third parties. On August 14, 2020, Purple LLC entered into a separate agreement whereby EdiZONE, for consideration of $8.5 million, assigned a license agreement with Advanced Comfort Technologies, Inc. dba Intellibed (“ACTI”), and related royalties payable thereunder, to Purple LLC, along with the trademarks GEL MATRIX and INTELLIPILLOW. The payment made to EdiZONE was recorded in the Company’s consolidated balance sheet at December 31, 2020 as an indefinite-lived non-amortizing license because the agreement with ACTI is perpetual.

On January 13, 2020, Purple LLC entered into a supply and services agreement with Responsive Surface Technology, LLC (“ReST”) whereby the Company acquired a license and made a prepayment for future products and services to be provided by the third party. The $4.0 million paid upon execution of the contract was allocated to a license for certain technologies ($2.2 million), inventory to be utilized by the third party in the production of goods ($0.8 million) and future professional services to be delivered by the third party ($1.0 million). On October 13, 2020, Purple LLC filed suit against ReST and its parent company for alleged violations under the contract. In response, ReST filed a counter lawsuit against Purple LLC. These lawsuits effectively ended any future performance under the contract. As a result, during the third quarter of fiscal 2020, the Company recorded as cost of revenues in its consolidated statement of operations an impairment charge of $0.6 million for unamortized license costs. The Company also recorded write-offs of $0.8 million, and $0.3 million for prepaid professional services and prepaid inventory, respectively. Refer to Note 12 —Commitments and Contingencies —Legal Proceedings for additional information. There were no impairment charges related to intangible assets in 2021 or 2019.

Amortization expense for intangible assets was $0.3 million, $2.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years:

(in thousands)
Year ended December 31,
2022	$1,039
2023	1,233
2024	1,304
2025	533
2026	259
Thereafter	350
Total future amortization for definite-lived intangible assets	$4,718

8. Other Current Liabilities

The Company’s other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Warranty accrual - current portion	$3,914	$2,806
Long-term debt and unamortized issuance costs - current portion	2,297	2,004
Insurance financing	1,043	910
Tax receivable agreement liability – current portion	5,847	6,545
Other	369	1,318
Total other current liabilities	$13,470	$13,583

9. Debt

Debt consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Term loan	$42,188	$44,438
Revolving line of credit	55,000	—
Less: unamortized debt issuance costs	(778)	(1,024)
Total debt	96,410	43,414
Less: current portion of debt and unamortized issuance costs	(2,297)	(2,004)
Debt, net of current portion	$94,113	$41,410

Term Loan and Revolving Line of Credit

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provides for a $45.0 million term loan and a $55.0 million revolving line of credit.

The borrowing rates for the term loan are based on Purple LLC’s leverage ratio, as defined in the 2020 Credit Agreement, and can range from LIBOR plus a 3.00% to 3.75% margin with a LIBOR minimum of 0.50%. The current borrowing rate of 3.50% is based on LIBOR plus 3.00%. The term loan will be repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on excess cash flow. As of December 31, 2021, there was no mandatory prepayment obligation.

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

The 2020 Credit Agreement includes representations, warranties and certain covenants of Purple LLC and the Company. While any amounts are outstanding under the 2020 Credit Agreement, Purple LLC is subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC is (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the 2020 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. The Company was unable to meet certain financial and performance covenants required pursuant to the 2020 Credit agreement for the year ended December 31, 2021. The Company was granted a waiver and entered into an amendment of the 2020 Credit Agreement. See Note 20—Subsequent Events for a discussion of the amendment.

The $55.0 million revolving credit facility established under the 2020 Credit Agreement has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The agreement for this revolving credit facility contains customary covenants and events of default. In November 2021, pursuant to the 2020 Credit Agreement, the Company executed a $55.0 million draw on its revolving line of credit, which represents the full amount available under the revolving credit facility. The initial borrowing rate of 3.50% was based on the LIBOR floor of 0.5% plus 3.00%.

The Company incurred $2.5 million in debt issuance costs for the 2020 Credit Agreement. These costs relate to the entire credit arrangement and therefore were allocated between the term loan and the revolving line of credit. The Company determined $1.1 million of the debt issuance costs related to the term debt and are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. This amount is being amortized into interest expense using an effective interest rate over the duration of the debt. The remaining $1.4 million of debt issuance costs were allocated to the revolving line of credit. This amount is classified as other assets and is being amortized to interest expense on a straight-line basis over the term of the revolving credit facility.

The interest rate for both the term loan and revolving credit facility throughout the year ended December 31, 2021 was 3.5% based on the LIBOR floor of 0.5% plus 3.0%. Interest expense under the 2020 Credit Agreement totaled $2.4 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

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

In February 2019, the Company accounted for the debt restructuring under the Amended and Restated Credit Agreement in accordance with ASC 470 - Debt. The Company concluded there were separate lenders for purposes of determining if there was an extinguishment or modification. The amended debt terms with CDF were not determined to be substantial and therefore the existing debt attributable to CDF was accounted for as a modification of debt. The amended debt terms with the Incremental Lenders were determined to be substantially different terms from the existing debt agreement and therefore required to be accounted for as an extinguishment of existing debt. Accordingly, the Company recognized a loss on the extinguishment of its existing debt of $6.3 million during 2019. This was a non-cash expense primarily associated with the recognition of related unamortized debt discount and debt issuance costs and the $4.9 million fair value of the incremental warrants at the time of issuance.

On March 27, 2020, the Company entered into the First Amendment to the Amended and Restated Credit Agreement with the Lenders. Pursuant to the Amendment, the Company deferred and capitalized the full amount of interest payments due on March 31, 2020 and June 30, 2020 to reduce cash disbursements during the COVID-19 pandemic. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 - Debt.

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement and all its related amendments and agreements. The payment included $25.0 million for the Original Loan, $10.0 for the Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. The Company accounted for the pay off of the 2018 Credit Agreement and all its subsequent agreements and amendments as an extinguishment of debt in accordance with ASC 470 - Debt. Accordingly, the Company recognized a $5.8 million loss in 2020 that consisted of $2.5 million in prepayment fees and $3.3 million in the recognition of related unamortized debt discount and debt issuance costs.

Interest expense under the 2018 Credit Agreement was $4.0 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2021, the scheduled maturities of debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2022	$2,532
2023	3,375
2024	3,656
2025	87,625
2026	—
Thereafter	—
Total	$97,188

10. Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded the $10.0 million Incremental Loan and received 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement. The Company accounted for the Incremental Loan Warrants as liabilities in accordance with ASC 480 - Distinguishing Liabilities from Equity and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings.

On November 9, 2020, the Company issued 2.6 million shares of Class A Stock pursuant to the exercise of all of the warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of exercise. The fair value of the Incremental Loan Warrants was $21.6 million at December 31, 2019. The Company recorded losses of $59.4 million and $16.8 million related to increases in the fair value of the Incremental Loan Warrants for the years ended December 31, 2020 and 2019, respectively.

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

The public and sponsor warrants that were issued in connection with the Company’s initial public offering and a simultaneous private placement contain certain provisions that do not meet the criteria for equity classification and therefore must be recorded as liabilities. The liability for the warrants was recorded at fair value on the date of the Business Combination and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million. During the year ended December 31, 2020, 15.5 million public warrants and 4.3 million sponsor warrants were exercised resulting in the issuance of 7.6 million shares of Class A Stock and cash proceeds to the Company of $46.4 million. There were no public warrants or sponsor warrants exercised during 2019. The 1.9 million sponsor warrants outstanding at December 31, 2021 had a fair value of $4.3 million, while the 8.5 million sponsor warrants outstanding at December 31, 2020 had a fair value of $92.7 million. All of the public warrants were exercised during fiscal 2020. The fair value of the public and sponsor warrants outstanding at December 31, 2019 was $23.8 million.

The Company determined the fair value of the public warrants based on their public trading price. The Company determined the fair value of the sponsor warrants using a Black Scholes model with the following assumptions:

	December 31,
	2021	2020	2019
Trading price of common stock on measurement date	$13.27	$32.94	$8.71
Exercise price	$5.75	$5.75	$5.75
Risk free interest rate	0.39%	0.13%	1.62%
Warrant life in years	1.1	2.1	3.1
Expected volatility	73.78%	50.64%	38.06%
Expected dividend yield	—	—	—

During the year ended December 31, 2021, the Company recognized a gain of $24.1 million in its consolidated statement of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period. During the years ended December 31, 2020 and 2019, the Company recognized losses of $240.7 million and $18.5 million, respectively, in its consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Warranty accrual	$15,013	$8,397
Other	962	912
Total	15,975	9,309
Less: current portion of warranty accrual	(3,914)	(2,806)
Other long-term liabilities, net of current portion	$12,061	$6,503

12. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the years ended December 31, 2021 and 2020, the Company paid $1.2 million and $5.5 million, respectively, in tax distributions under these agreements. At December 31, 2021, the Company’s consolidated balance sheet had a $0.1 million net asset associated with these tax distributions due to overpayments. At December 31, 2020, the Company’s consolidated balance sheet had $0.7 million of accrued tax distributions included in other current liabilities. No distributions were made under these agreements in 2019.

Service Agreement

In October 2017, the Company entered into an electric service agreement with the local power company in Grantsville, Utah. The agreement provided for the construction and installation of certain utility improvements to provide increased power capacity to the manufacturing and warehouse facility there. The Company prepaid $0.5 million related to the improvements and agreed to a minimum contract billing amount over a 15-year period based on regulated rate schedules and changes in actual demand during the billing period. The agreement includes an early termination clause that requires the Company to pay a pro-rata termination charge if the Company terminates within the first 10-years of the service start date. The original early termination charge was $1.3 million and is reduced annually on a straight-line basis over the 10-year period. During 2018, the utility improvements construction was completed and were made available to the Company. As of December 31, 2021, the early termination penalty was $0.7 million and the Company expects to fulfill its commitments under the agreement in the normal course of business, and as such, no liability has been recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In connection with the Business Combination, to secure the payment of a certain portion of specified post-closing indemnification rights of the Company, 0.5 million shares of Class B Stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million. On February 3, 2021 the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million being held in escrow. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital in the fiscal 2021 consolidated balance sheet.

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

On May 21, 2021, 7.3 million shares of Class A common stock were sold in a secondary offering by the Coliseum Investors at a price of $30.00 per share. The Company did not receive any of the proceeds from the secondary offering. The underwriting discount, commission and other related costs incurred by the Company for the secondary offering totaled $7.9 million and was recorded by the Company as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2021.

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

During the years ended December 31, 2021 and 2020, 0.1 million and 30.9 million, respectively, of Paired Securities were exchanged for shares of Class A Stock.

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

Legal Proceedings

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods.  More than 4,000 other complaints have been filed by other companies seeking similar refunds.  On March 12, 2021, the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries.   If successful, this litigation could result in a refund of some or all of the Section 301 duties.

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one case because Case II involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.  The parties have selected an arbitrator, and they have proposed a scheduling order for the arbitrator.  The proposed scheduling order contemplates an arbitration hearing to occur during the fourth quarter of 2022.  Purple LLC seeks $5.5 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this early stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

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

On June 8, 2021, Serta Simmons Bedding, LLC (“SSB”) filed a Complaint against the Company in the Superior Court of Gwinnett County, Georgia, Case No. 21-A-04413-1 (the “Georgia Litigation”). SSB’s Complaint alleges that the Company intentionally interfered with SSB’s business and contractual relations and violated the Georgia Trade Secrets Act by hiring one of SSB’s former employees in the face of an allegedly valid 2015 noncompete agreement. SSB sought compensatory damages, punitive damages, equitable relief, and attorneys’ fees as a result of the conduct alleged in the Complaint. SSB also initiated arbitration proceedings against its former employee who Purple LLC agreed to indemnify, subject to certain conditions.  On July 12, 2021, the Company filed an Answer to SSB’s Complaint in the Georgia Litigation, denying all allegations of unlawful conduct, and further moved to dismiss the Georgia Litigation on the grounds that Georgia is an inconvenient forum and the parties’ dispute should instead be litigated in Utah. On July 9, 2021, the Company filed its own Complaint in the Fourth Judicial District Court of Salt Lake County, Utah, Case No. 21040011 (the “Utah Litigation”), seeking: (1) a declaratory judgment that the arbitration clause in the former employee’s 2015 noncompete agreement is unenforceable, (2) a declaratory judgment that the restrictive covenants in the former employee’s 2015 noncompete agreement are unenforceable, and (3) an order enjoining arbitration proceedings initiated by SSB and currently pending against the former employee.  The Company filed a motion for summary judgment on these claims on August 16, 2021. SSB filed an answer on August 18, 2021. After attending a mediation, the parties entered into a settlement agreement on December 31, 2021 resolving all claims in the Georgia Litigation and Utah Litigation.  The Company did not pay any monetary consideration to SSB in connection with the settlement agreement. On January 12, 2022, pursuant to the terms of the settlement agreement, SSB dismissed the Georgia Litigation without prejudice and the Company dismissed the Utah Litigation without prejudice.

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

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also the Lenders under the Amended and Restated Credit Agreement. In 2018, the Lenders agreed to make the Original Loan in an aggregate principal amount of $25.0 million pursuant to the 2018 Credit Agreement entered into as part of the Business Combination. In conjunction with the 2018 Credit Agreement, the Sponsor agreed to assign to the Lenders an aggregate of 2.5 million warrants to purchase 1.3 million shares of its Class A Stock.

In 2019, the Incremental Lenders agreed to provide the $10.0 million Incremental Loan and were granted 2.6 million warrants to purchase 2.6 million shares of the Company’s Class A Stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, the exercise price of the Incremental Loan Warrants was adjusted to zero pursuant to the terms of the warrant agreement. On November 9, 2020, the Company issued 2.6 million shares of Class A common stock in exchange for the Incremental Loan Warrants held by the Incremental Lenders (See Note 10 — Warrant Liabilities).

In accordance with the First Amendment to the Amended and Restated Credit Agreement, the Company did not make any cash interest payments to the Lenders during the first and second quarters of 2020. On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement. The payment included the $25.0 million Original Loan, the $10.0 Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million in a prepayment fee and $0.9 million in accrued interest (See Note 9 — Debt).

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

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein EdiZONE an entity wholly owned by TNT Holdings) and InnoHold (collectively the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of Purple LLC and retired from the Board in August 2020.

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.9 million, $0.9 million and $1.0 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2021, 2020 and 2019, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 1, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022.

During the years ended December 31, 2021 and 2020, 0.1 million and 30.9 million Paired Securities, respectively, have been exchanged for Class A Stock by InnoHold and certain current and former employees of the Company who received distributions of such Paired Securities from InnoHold.

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

During the year ended December 31, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.6 million in required tax distributions pursuant to the Third Purple LLC Agreement. During the year ended December 31, 2020, Purple LLC paid InnoHold either directly or through withholding payments directly to various states, an aggregate of $4.6 million in required tax distributions pursuant to the Second Purple LLC Agreement.

14. Stockholders’ Equity

Prior to the Business Combination, GPAC was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company became a holding company whose sole material asset consists of its interest in Purple LLC.

Class A Common Stock

The Company has 210.0 million shares of Class A Stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of the Class A Stock and holders of the Class B Stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A Stock and Class B Stock are entitled to one vote per share on matters to be voted on by stockholders. At December 31, 2021, 66.5 million shares of Class A Stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transferees and exchanged its remaining shares for Class A Stock that it sold. All of the 0.4 million shares of Class B Stock outstanding at December 31, 2021 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2021, there were no shares of preferred stock outstanding.

Public and Sponsor Warrants

There were 15.5 million public warrants issued in connection with GPAC’s formation and initial public offering and 12.8 million warrants issued pursuant to a private placement simultaneously with the initial public offering. Each of the Company’s warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A Stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. In accordance with the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A Stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million. During the year ended December 31, 2020, 15.5 million Public Warrants and 4.3 million Sponsor Warrants were exercised or redeemed resulting in the issuance of 7.6 million shares of Class A common stock and cash proceeds to the Company of $46.4 million. There were no public warrants or sponsor warrants exercised during 2019. At December 31, 2021 and 2020, there were 1.9 million and 8.5 million sponsor warrants outstanding, respectively. All of the public warrants were exercised during fiscal 2020.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At December 31, 2021 and 2020, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

15. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Purple Innovation, Inc. – basic	$4,031	$(236,867)	$(22,573)
Less: Dilutive effect of change in fair value – warrant liabilities	(24,054)	—	—
Less: Net loss attributable to noncontrolling interest	(160)	—	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(20,183)	$(236,867)	$(22,573)
Denominator
Weighted average shares – basic	65,928	39,219	10,006
Add: Dilutive effect of equity awards	920	—	—
Add: Dilutive effect of Class B shares	454	—	—
Weighted average shares – diluted	67,302	39,219	10,006
Net income (loss) per common share:
Basic	$0.06	$(6.04)	$(2.26)
Diluted	$(0.30)	$(6.04)	$(2.26)

For the year ended December 31, 2021, the Company excluded 2.6 million shares of Class A Stock issuable upon conversion of certain stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the year ended December 31, 2020, the Company excluded 0.1 million shares of issued Class A Stock subject to vesting, 6.5 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 0.5 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive. For the year ended December 31, 2019, the Company excluded 1.4 million shares of issued Class A Stock subject to vesting, 18.9 million shares of Class A Stock issuable upon conversion of the Company’s warrants and options, and 31.4 million Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

16. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of December 31, 2021, 2.1 million shares remain available for issuance under the 2017 Incentive Plan. During the years ended December 31, 2021, 2020 and 2019, stock-based compensation associated with equity awards issued under the 2017 Incentive Plan totaled $3.4 million, $2.2 million and $10.1 million, respectively, while the related tax benefits recognized on these awards were $1.7 million, $5.6 million and $6.8 million, respectively.

Class A Stock Awards

In May 2021, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company recognized $0.6 million in expense during year ended December 31, 2021, which represented the fair value of the stock award on the grant date.

In March 2020, the Company granted a restricted stock award under the Company’s 2017 Equity Incentive Plan to the Company’s Board advisor and GPAC observer. The stock award vested in March 2021. As this award included a service condition, the estimated fair value of the restricted stock was measured on the grant date and recognized over the service period. The Company determined that the fair value of the restricted stock on the grant date was immaterial.

During 2020 and 2019, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board and to the Board advisor and GPAC observer. The stock awards vested immediately and the Company recognized $0.5 million and $0.3 million in expense during the years ended December 31, 2020 and 2019, respectively, which represented the fair value of the stock awards on the grant date.

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

In May 2019, the Company granted a restricted stock award to the Company’s CEO at that time pursuant to the terms of his employment agreement.  The restricted stock award was for 0.1 million shares and had certain vesting conditions which at the earliest could be met during the twelve months ended March 31, 2022.As this award included a market vesting condition, stock-based compensation was determined as the estimated fair value of the restricted stock measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model which incorporated the probability of vesting occurring. The Company determined the fair value of the restricted stock on the grant date to be $0.2 million and the derived service period to be 2.58 years. All of the vesting conditions were satisfied on September 30, 2021 and all of the shares became issuable on that date. The fair value of the restricted stock was expensed over the derived service period which ended when all of the shares became issuable.

Employee Stock Options

During the year ended December 31, 2021, the Company granted 0.2 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. These stock options have exercise prices ranging from $22.57 to $32.28. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 0.2 million options granted during the year ended December 31, 2021 to be $2.0 million which will be expensed over the vesting period. Included in that amount were 0.2 million stock options with a fair value of $1.4 million that were subsequently forfeited in December 2021.

During the year ended December 31, 2020, the Company granted 0.5 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. These stock options have exercise prices ranging from $12.76 to $21.70. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options is amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 0.5 million options granted during the year ended December 31, 2020 to be $3.4 million which will be expensed over the vesting period.

During the year ended December 31, 2019, the Company granted 1.6 million stock options under the Company’s 2017 Equity Incentive Plan to certain management of the Company. These stock options have exercise prices that range from $5.75 to $8.55 per option. The stock options expire in five years and vest over a four-year period. The estimated fair value of the stock options is being amortized over the options vesting period on a straight-line basis. The Company determined the fair value of the 1.6 million options granted during the year ended December 31, 2019 to be $2.9 million which will be expensed over the vesting period.

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2021, 2020 and 2019 using the Black-Scholes method:

	Year Ended December 31,
	2021	2020	2019
Fair market value	$8.71	$6.93	$6.83
Risk free rate	0.58%	0.25%	1.88%
Dividend yield	—	—	—
Expected volatility	52.43%	50.34%	36.79%
Expected term in years	3.55	3.41	3.47

In December 2021, 0.6 million of vested stock options related to the former Chief Executive Officer had the post-termination exercise period extended from 90 days to 352 days upon his resignation and departure from the Company. The $0.5 million of additional cost associated with this modification was recorded as stock-based compensation expense in the 2021 consolidated statement of operations.

During the year ended December 31, 2019, 0.3 million of unvested stock options were forfeited by a former Chief Financial Officer (“CFO”) of the Company upon his resignation and departure from the Company. As the CFO, he was not permitted to exercise and sell all of his 0.1 million vested options during the limited 90-day exercise time period under the terms of his option grant. The Company entered into an agreement whereby the Company paid this former CFO $0.1 million for the difference between the closing price of the stock on the date of the settlement and the exercise strike price of $5.95.

The following table summarizes the Company’s total stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of January 1, 2019	933	$5.96	4.8	$—
Granted	1,598	7.29	—	—
Exercised	—	—	—	—
Forfeited/expired	(395)	5.97	—	—
Options outstanding as of December 31, 2019	2,136	6.95	4.3	3,752
Granted	488	16.26	—	—
Exercised	(281)	7.68	—	—
Forfeited/expired	(109)	10.80	—	—
Options outstanding as of December 31, 2020	2,234	8.71	3.5	54,133
Granted	234	24.85	—	—
Exercised	(171)	8.26	—	—
Forfeited/expired	(745)	14.02	—	—
Options outstanding as of December 31, 2021	1,552	8.65	1.9	8,667

Outstanding and exercisable stock options as of December 31, 2021 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	210	2.14	137	2.14	$1,031
5.95	426	0.91	426	0.91	3,118
6.51	224	2.39	137	2.38	925
6.65	173	2.36	102	2.36	676
7.99	19	2.92	10	2.92	52
8.32	147	1.89	88	1.47	433
8.55	97	0.91	97	0.91	459
12.76	10	0.08	10	0.08	5
13.12	136	2.95	71	2.55	11
15.12	3	3.38	1	3.38	—
21.70	52	0.91	52	0.91	—
32.28	55	4.20	5	4.20	—
	1,552	1.86	1,136	1.54	$6,710

The following table summarizes the Company’s unvested stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2019	845	$1.37
Granted	1,598	1.83
Vested	(157)	1.39
Forfeited	(307)	1.33
Nonvested options as of December 31, 2019	1,979	1.75
Granted	488	6.93
Vested	(790)	1.82
Forfeited	(109)	3.65
Nonvested options as of December 31, 2020	1,568	3.20
Granted	234	8.71
Vested	(641)	2.97
Forfeited	(745)	4.90
Nonvested options as of December 31, 2021	416	$3.60

The Company recognized $2.1 million, $1.3 million and $0.7 million in stock-based compensation expenses related to stock options during the years ended December 31, 2021, 2020 and 2019, respectively.

For stock options outstanding as of December 31, 2021, there was $1.3 million of total unrecognized stock compensation cost with a remaining recognition period of 1.6 years. As of December 31, 2020, there was $4.6 million of total unrecognized stock compensation cost with a remaining recognition period of 2.5 years.

Cash received from the exercise of stock options was $1.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. The tax benefit associated with the exercise of stock options was $1.6 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. There were no stock option exercises in 2019.

Employee Restricted Stock Units

During the year ended December 31, 2021, the Company granted 0.2 million of restricted stock units under the Company’s 2017 Equity Incentive Plan to certain management of the Company. Approximately one-third of the restricted stock units granted included a market vesting condition. The restricted stock awards that do not have the market vesting condition had a weighted average grant date fair value of $19.25 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $16.28 per share using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Trading price of common stock on measurement date	$24.88
Risk free interest rate	0.43%
Expected life in years	2.7
Expected volatility	77.0%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2021:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2021	—	$—
Granted	177	18.18
Vested	—	—
Forfeited	(12)	22.96
Nonvested restricted stock units as of December 31, 2021	165	17.84

The Company recorded restricted stock unit expense of $0.5 million during the year ended December 31, 2021. There was no restricted stock unit expense recorded in 2020 or 2019.

For restricted stock units outstanding as of December 31, 2021, there was $2.4 million of total unrecognized stock compensation cost with a remaining recognition period of 1.9 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. The distribution by InnoHold to current employees of Purple LLC as of the distribution date resulted in the recognition of non-cash stock compensation expense for Purple LLC in the amount of $9.0 million which represented the fair value of the Paired Securities as of the distribution date in 2019. As of December 31, 2021, 0.4 million of the Paired Securities remain to be exchanged for Class A Stock by the incentive unit holders. A small number of Paired Securities remain subject to vesting contingent upon such current employees’ continued employment with the Company.

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

(in thousands)	Years Ended December 31,
Non-Cash Stock Compensation	2021	2020	2019
Cost of revenues	$303	$169	$663
Marketing and sales	541	302	4,285
General and administrative	2,472	1,353	4,356
Research and development	50	361	759
Total non-cash stock compensation	$3,366	$2,185	$10,063

17. Employee Retirement Plan

In 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $3.2 million, $2.3 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

18. Concentrations

The Company had the following revenues by product:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Sleep products	$664,484	$598,046	$401,499
Other	61,743	50,425	26,859
Total revenue, net	$726,227	$648,471	$428,358

The following disaggregates net revenues by geographic region:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$710,204	$642,718	$426,494
International	16,023	5,753	1,864
Total revenue, net	$726,227	$648,471	$428,358

The Company had one individual customer that accounted for approximately 41% and 79% of accounts receivable at December 31, 2021 and 2020, respectively, and approximately 15%, 15% and 26% of net revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

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

19. Income Taxes

The Company’s income before income taxes of $2.7 million and losses before income taxes of $273.5 million and $30.5 million during the years ended December 31, 2021, 2020 and 2019, respectively, consisted entirely of income earned in the United States.

Income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019 consist of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$1,692	$1,112	$88
State	699	951	312
Total current	2,391	2,063	400
Deferred:
Federal	(6,436)	(35,747)	—
State	2,828	(10,065)	—
Total deferred	(3,608)	(45,812)	—
Income tax (benefit) expense	$(1,217)	$(43,749)	$400

Income tax (benefit) expense differs from the amount computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Tax expense (benefit) at Federal statutory rate	$557	$(57,441)	$(6,410)
State income tax provision (benefit), net of federal benefit	(771)	499	3
Noncontrolling interest	(420)	(117)	1,754
Tax receivable agreement liability	(843)	(1,518)	—
Change in fair value – warrant liabilities	(5,051)	50,537	3,894
Change in valuation allowance	—	(35,531)	1,565
Remeasurement due to rate change	3,287	40	(477)
Remeasurement of investment in Purple LLC	1,834	—	—
Nondeductible compensation	531	—	—
Stock-based compensation	(330)	—	—
Other	(11)	(218)	71
Income tax (benefit) expense	$(1,217)	$(43,749)	$400

Deferred income taxes at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Basis difference in Purple LLC investment	$203,393	$210,480
Tax over book basis in capital contributions	69,859	51,995
Start-up costs	478	529
Accruals and reserves	—	38
Stock-based compensation	722	191
Interest carryforwards	548	—
Net operating losses	12,650	6
Total net deferred income tax asset	287,650	263,239
Less: Valuation allowance	(69,859)	(51,995)
Net deferred income tax asset	$217,791	$211,244

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and is included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs from the statutory rate. The primary factors impacting expected tax are the change in fair value of the warrant liabilities and remeasurement of deferred taxes primarily as a result of the change in the estimated state tax rate.

At December 31, 2019, the Company maintained a full valuation allowance on its deferred tax assets which were more likely than not realizable at the time. During fiscal 2020, the Company achieved three-year cumulative income for the first time and determined that it would likely generate sufficient taxable income to utilize some of its deferred tax assets. Based on this and other positive evidence, the Company concluded it was more likely than not that some of its deferred tax assets would be realized and that a full valuation allowance for its deferred tax assets was no longer appropriate. As a result, $35.5 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was released and recorded as an income tax benefit in 2020.

Deferred tax assets at December 31, 2021 were $217.8 million, which is net of $69.9 million of valuation allowance that was recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, the valuation allowance at December 31, 2021 increased $17.9 million compared to December 31, 2020.

The Company remains subject to income tax examinations for its U.S. federal income taxes for 2017 through 2021. The Company also remains subject to income tax examinations for U.S. state and local income taxes generally for 2016 through 2021.

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

In connection with the Business Combination, the Company entered into the tax receivable agreement with InnoHold, which provides for the payment by the Company to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange by the Company, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, payments it makes under the agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a tax receivable agreement liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Class A Stock at the time of the relevant redemption or exchange.

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction, the subsequent exchanges of 43.6 million Class B Units for Class A Stock as of December 31, 2021 and changes in estimates relating to the expected tax benefits associated with the liability under the agreement, the potential future tax receivable agreement liability was $168.1 million, of which $172.0 million was recorded in the year ended December 31, 2020, offset in part by a $3.9 million benefit recorded in 2021. The $3.9 million reduction in the 2021 tax receivable agreement liability reflected $4.0 million that was recorded as tax receivable agreement income coupled with a payment of $0.6 million made during the year. These decreases in the liability were offset in part by $0.8 million that related to current year exchanges and was recorded as a decrease to additional paid-in capital in the 2021 consolidated statement of stockholders’ equity. Of the total liability recorded during 2020, $137.3 million related to current year exchanges and was recorded as an adjustment to equity and $34.2 million was recorded as tax receivable agreement expense in the 2020 consolidated statement of operations to re-establish the liability related to prior year exchanges.

The Company estimates federal net operating loss (“NOL”) carryforwards will be approximately $10.0 million as of December 31, 2021. The federal NOL carryforward does not have an expiration date. The Company also had approximately $2.7 million of NOL carryforwards to reduce future state taxable income at December 31, 2021, which have various carryforward periods and begin to expire in 2026, if unused.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of December 31, 2021 and 2020, no uncertain tax positions were recognized as liabilities in the consolidated financial statements.

20. Subsequent Events

On January 27, 2022, the Company paid InnoHold $5.8 million pursuant to the terms of the tax receivable agreement. This amount was reflected as a current liability in the December 31, 2021 consolidated balance sheet.

In connection with lower-than-expected demand and higher material, labor and freight costs that impacted results in the second half of 2021, and are expected to adversely affect results of operations into the first quarter of 2022, in February 2022, the Company completed a restructuring of its workforce that was necessitated by a realignment of the Company’s cost structure. As a result of the realignment and restructuring, the Company reduced its employee headcount by approximately 15% and incurred a restructuring charge of $1.1 million in the first quarter of 2022. In addition, in order to improve operating margins, the Company has taken a pricing action in early 2022 and initiated a number of other projects to improve efficiencies and reduce costs.

In February 2022 the Company entered into the first amendment of the 2020 Credit Agreement. The operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required pursuant to the 2020 Credit Agreement. In order to avoid a breach of such covenants and related default and prior to the covenant compliance certification date under the 2020 Credit Agreement, the Company entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period for certain ratios that will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met, and increase in the interest rate on outstanding borrowings under the 2020 Credit Agreement changed to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If the liquidity test is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% depending on the consolidated leverage ratio. Pursuant to the amendment, the Company paid fees and expenses of $0.9 million and prepaid all principal payments due in 2022 of $2.5 million. The Company expects to meet the covenants included in the first amendment of the 2020 Credit Agreement. In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend and postpone or discontinue our growth strategies.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 1. 2022	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert T. DeMartini	Chief Executive Officer and Director	March 1, 2022
Robert T. DeMartini	(Principal Executive Officer)

/s/ Bennett L. Nussbaum	Interim Chief Financial Officer	March 1, 2022
Bennett L. Nussbaum	(Principal Financial Officer)

/s/ George T. Ulrich	Vice President, Accounting and Financial Reporting	March 1, 2022
George T. Ulrich	(Principal Accounting Officer)

/s/ Paul J. Zepf	Chairman of the Board of Directors	March 1, 2022
Paul J. Zepf

/s/ Pano T. Anthos	Director	March 1, 2022
Pano T. Anthos

/s/ Gary T. DiCamillo	Director	March 1, 2022
Gary T. DiCamillo

/s/ Adam L. Gray	Director	March 1, 2022
Adam L. Gray

/s/ Claudia Hollingsworth	Director	March 1, 2022
Claudia Hollingsworth

/s/ Gary A. Kiedaisch	Director	March 1, 2022
Gary A. Kiedaisch

/s/ Dawn M. Zier	Director	March 1, 2022
Dawn M. Zier