Form 10-K/A
period 2021-12-31
Purple Innovation, Inc.
filed 2022-03-16
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022.

EXPLANATORY NOTE

Purple Innovation, Inc. (the “Company,” “Purple,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99% as of March 1, 2022. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination, and “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein). “Board” refers to the board of directors of Purple Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the name, age as of the date hereof, business experience and other qualifications of each of our eight current directors, listed in alphabetical order.

Name	Age	Title
Pano Anthos	63	Director
Robert DeMartini	60	Director, Chief Executive Officer
Gary T. DiCamillo	71	Director
Adam Gray	56	Director
Claudia Hollingsworth	61	Director
Gary A. Kiedaisch	75	Director
Paul Zepf	57	Director
Dawn Zier	57	Director

Board Skills and Experience Matrix

	Anthos	DeMartini	DiCamillo	Gray	Hollingsworth	Kiedaisch	Zepf	Zier
EXPERIENCE & FUNCTIONAL EXPERTISE
Public Company Executive Leadership			X		X	X	X	X
Public Company Board	X		X	X	X	X	X	X
Operations		X	X	X	X	X		X
Consumer Marketing/Brand	X	X	X	X	X	X	X	X
Digital/Ecomm		X	X		X			X
Sales & Retail Management	X	X	X	X	X	X
Wholesale Management	X	X	X	X	X	X
Omni-Channel Management	X	X	X	X	X			X
Manufacturing, Supply Chain & Logistics		X	X	X	X	X
Product Development		X	X	X	X	X		X
Technology and Engineering	X		X
Finance, Accounting, P&L Management		X	X	X	X	X	X	X
International/Global		X	X	X	X	X	X	X
M&A/Integration	X		X	X	X	X	X	X
Human Capital/Culture Management		X	X		X	X		X
Diversity, Equity and Inclusion	X	X			X	X	X	X
Risk and Crisis Management		X	X	X	X	X	X	X
Cyber Security Risks	X				X
Sustainability/ESG	X					X		X

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

Robert DeMartini has served as Chief Executive Officer and director since December 13, 2021. Prior to joining the Company, he served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007 Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the boards of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, and formerly served on the boards of American Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University. He is well-qualified to serve on our Board due to his extensive operational and management background.

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

Adam Gray was appointed to our Board immediately following the closing of the Business Combination.  Mr. Gray is a managing partner and co-founder of Coliseum Capital Management, LLC, a private firm that makes long-term investments in both public and private companies.  Mr. Gray has served on the board of directors of New Flyer Industries, Inc. since March 2012, and the board of directors of Blue Bird Corporation since December 2021.  Mr. Gray served on the board of directors of the Pas Group Limited from February 2016 until January 2020 (including as its non-executive Chairman since August 2017), Redflex Holdings Limited from December 2013 until June 2021 (including as its non-executive Chairman since February 2014), Blue Bird Corporation from February 2015 until September 2017, DEI Holdings, Inc. from February 2009 until June 2011, and Benihana Inc. from September 2010 until August 2012.  Prior to founding Coliseum, Mr. Gray served as Executive Vice President, Strategic Projects and Capital Management at Burger King Corp, held several executive positions with the Metromedia Restaurant Group, and worked at Kluge & Co. and Morgan Stanley.  Mr. Gray holds both a BSE in Finance from the Wharton School of Business and a BS in Mechanical Engineering from the School of Engineering & Applied Science at the University of Pennsylvania.  He is well-qualified to serve on our Board due to his extensive operational, financial and management background.

Claudia Hollingsworth was appointed to our Board immediately following the closing of the Business Combination. Ms. Hollingsworth has thirty years of experience in consumer products, having managed manufacturers, wholesalers and multi-channel retail businesses. Since November 2016, she has served as Chief Executive Officer of i2CEO, a c-level consulting company. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry, multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth served as Chief Executive Officer of i2CEO. Prior to that, she served as president of H.D. Buttercup from July 2007 to May 2011, CEO and president of GBH, Inc. from March 2004 to July 2007, and president and director of Michael Anthony Jewelers from February 2002 to February 2004. Earlier in her career she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of directors of Destinations by Design, a premier destination management company. She is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow. She has earned a certification for Cybersecurity Oversight for Directors from the Software Engineering Institute at Carnegie Mellon University. She is well-qualified to serve on our Board due to her extensive operational, financial and management background.

Gary A. Kiedaisch was appointed to our Board immediately following the closing of the Business Combination. Mr. Kiedaisch has over thirty years of experience in managing international consumer products companies specializing in sports and outdoor recreation. From 2018 to 2021 he served as Vice Chairman of Tender Corporation DBA Adventure Ready Brands, which owns a portfolio of outdoor consumer products companies. Since 2018 he has served as Chairman of the Gunstock Area board of Commissioners for the Gunstock Four Season Resort. He served as the Executive Chairman of BigMouth Inc. from 2016 to 2017. Through 2015 and 2016, Mr. Kiedaisch partnered with CID Capital Partners to identify BigMouth, Inc. as an acquisition target and negotiate the transaction. Upon the closing of CID Capital Partners’ acquisition of BigMouth, Inc., Mr. Kiedaisch assumed the role of Executive Chairman. In 2014, Mr. Kiedaisch was winner of the Gulf Coast “Transformational CEO of the Year” award by the EY CEO Entrepreneur of the Year program for his accomplishments at Igloo Products Corporation. From 2008 to 2014, Mr. Kiedaisch was the Chairman and CEO of Igloo Products Corporation and served as the President and CEO of the Coleman Company, Inc. from 2004 – 2007. Earlier in his career, Mr. Kiedaisch also served as the CEO for multiple other consumer products and outdoor recreation companies, including Nike Bauer Hockey, Bolle Eyewear, AIG’s Stowe Mountain Resort and AMF Head Sportgerate. Mr. Kiedaisch also served as a Commissioner for the New Hampshire Sweepstakes Commission from 1995-1997, where he was responsible for the financial integrity of the lottery. We believe that Mr. Kiedaisch is well-qualified to serve on our Board due to his extensive operational and management background with consumer product companies, as well as his prior experience serving as a director for other consumer products companies.

Paul Zepf was appointed to our Board on August 18, 2020 and was appointed chairman as of December 1, 2020. Prior to being appointed to the Board, Mr. Zepf served as a board advisor to the Company. Based on his previous service as a board advisor he was well-known to the Board, which led to the Board recommending and supporting his appointment. In addition, from November 2020 to present Mr. Zepf has served as chairman and CEO of Global Partner Acquisition Corp. II. From February 2018 through July 2020, Mr. Zepf was a Venture Partner and Managing Director at TCP. Mr. Zepf was the Chief Executive Officer of Global Partner Acquisition Corp (the predecessor to the Company) from its formation in June 2015 through February 2018. From February 2014 to June 2015, Mr. Zepf was a managing director and Head of Strategic Initiatives at Golub Capital. Prior to joining Golub Capital, from March 2005 to February 2014, Mr. Zepf was a managing principal of Corporate Partners II Ltd, a Lazard-sponsored private equity fund formed to acquire significant stakes in public and private companies. The Corporate Partners funds focused on making privately negotiated minority stake and control investments in companies in need of capital for balance sheet repair, growth capital, or consolidations/acquisitions. Following the February 2009 spin-off of Corporate Partners from Lazard, Mr. Zepf also served as managing principal of Corporate Partners Management LLC until February 2014. Prior to that, from 2001 to 2009, he was also co-head of Lazard North American Private Equity, and, from 2001 to 2005, a managing director of Lazard LLC. Mr. Zepf was a managing principal of Lazard Alternative Investments from 2005 to 2009 and of Lazard Capital Partners from 2001 to 2009. Previously, from 1998 to 2001, Mr. Zepf was a managing director of Corporate Partners I and of Centre Partners, a middle market private equity firm. He started his career in the Merchant Banking Department at Morgan Stanley & Co. in 1987. From December 2006 to May 2017, Mr. Zepf was a member of the board of directors of Ironshore Ltd, a global specialty property casualty insurance company, and since June 2015 he has provided limited consulting services to an investment management company. Mr. Zepf has also served on the board of directors of BIH Holdings and CP Financial. Mr. Zepf received a B.A. and graduated with highest honors and Phi Beta Kappa from the University of Notre Dame. He is well-qualified to serve on our Board due to his extensive operational, financial and management background.

Dawn M. Zier was appointed to our Board in November 2020 based on the recommendation of a third-party search firm. Ms. Zier has served as the principal of Aurora Business Consulting, LLC, since February 2020, advising public and private companies on business transformation, digital/marketing acceleration, and high-performance teams. Ms. Zier was formerly the President and CEO and a director of Nutrisystem, an innovative provider of weight loss programs and digital tools, from November 2012 until its March 2019 acquisition by Tivity Health, Inc. Ms. Zier then joined Tivity Health, a leading provider of nutrition, fitness, and social engagement solutions, serving as President and Chief Operating Officer and a member of its Board of Directors, to help with the integration efforts through December 2019. Prior to that she served in a variety of executive positions at Reader’s Digest Association, a global media and data marketing company, including President of International from 2011-2012, President of Europe from 2009-2011, and President of Global Consumer Marketing from 2008-2009. In February 2013, RDA Holding Co., the holding company and parent of Reader’s Digest Association, filed a voluntary petition for reorganization relief pursuant to Chapter 11 of the U.S. Bankruptcy Code. Ms. Zier also serves on the boards of The Hain Celestial Group, Inc. and Spirit Airlines, where she chairs the Nominating and Corporate Governance Committee, as well as Prestige Consumer Healthcare, where she chairs the Compensation and Talent Committee. Over the years, she has served on boards for multiple marketing and media entities, including the Data and Marketing Association’s (DMA) board from 2008 to 2015, where she was a voting director and on the executive committee. Ms. Zier earned her MBA and Master of Engineering from the Massachusetts Institute of Technology. She is well-qualified to serve on our Board due to her extensive operational, marketing, and management expertise.

Board of Directors

Our Board consists of eight directors who have been elected or appointed to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors will be elected to serve from the time of election and qualification until the next annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board (including a vacancy created by an increase in the size of the Board) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy serves until the next annual meeting of stockholders and until such director’s successor is elected and qualified. Pursuant to that certain subscription agreement dated February 1, 2018 between the Company, Coliseum Capital Partners, L.P. and Blackwell Partners LLC, and so long as a certain share ownership level is met, the Company agreed that at each annual election of directors of the Company it would nominate a designee of Coliseum Capital Management, LLC (“CCM”) to become a member of the Board. Adam Gray is the current designee of CCM.

Our Board is currently led by its chairman, Paul Zepf. Under our current circumstances, our Board believes that it is in the best interest of the Company and its stockholders to have a person other than our Chief Executive Officer serve as chairman. Our Board believes that separating these roles at this time provides the appropriate balance between strategy development, flow of information between management and the Board, and oversight of management. We believe this structure currently provides guidance for our Board, while also positioning our Chief Executive Officer as the leader of the Company in the eyes of our customers, employees and other stakeholders. The Board has the discretion to modify this approach as circumstances change.

Director Independence

We have eight directors serving on our Board. Our Class A common stock is listed on the Nasdaq Global Market. Using the definition of independence set forth in the rules of NASDAQ and the SEC, our Board has determined that Messrs. Anthos, DiCamillo, Gray and Kiedaisch and Mss. Hollingsworth and Zier are “independent directors.” Our independent directors hold regularly scheduled meetings at which only independent directors are present. Mr. DiCamillo has been appointed to serve as the Lead Independent Director.

Committees of the Board of Directors

The standing committees of our Board consist of an Audit Committee, a Human Capital & Compensation Committee and Nomination & Governance Committee. Each committee reports to the Board as each deems appropriate and as the Board may request. The composition, duties and responsibilities of each committee are as set forth below. A copy of each committee’s charter is available on our website at http://www.purple.com. The information on our website is not part of this Proxy Statement.

Audit Committee

Our Audit Committee consists of Mr. DiCamillo, Mr. Kiedaisch, Ms. Hollingsworth and Mr. Anthos. Mr. DiCamillo serves as the chair of the Audit Committee. The Audit Committee held eight meetings in 2021. Our Board has determined that each of these directors qualifies as an independent director according to the rules and regulations of the SEC and NASDAQ listing requirements with respect to audit committee membership. Our Board has also determined that Mr. DiCamillo qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. The charter of our Audit Committee details the principal functions of the Audit Committee which includes, among other items, the following:

●	Perform the Board’s oversight responsibilities as they relate to the Company’s accounting policies and internal controls, financial reporting practices and legal and regulatory compliance.

●	Review and discuss the quarterly financial statements and the Company’s disclosures provided in periodic quarterly reports including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with management, the senior internal auditing executive and the independent auditor.

●	Oversee the external audit coverage. The Company’s independent auditors are ultimately accountable to the Audit Committee, which has the direct authority and responsibility to appoint, retain, compensate, terminate, select, evaluate and, where appropriate, replace the independent auditors.

●	Oversee internal audit coverage.

●	Resolve any differences in financial reporting between management and the independent auditors.

●	Establish procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters or alleged breaches of the Company’s code of conduct and other policies, and (iii) the submission by employees of concerns regarding any improper conduct of senior management and overseeing investigations and enforcement actions.

●	Discuss policies and guidelines to govern the process by which risk assessment and enterprise risk management is undertaken.

●	Review annually the Company’s cybersecurity risk management program and its design and operating effectiveness with appropriate professionals.

●	Oversee the Company’s compliance with material laws and regulations, and the development of appropriate policies and initiatives related to, data retention and destruction, security of confidential data, and privacy of personal information, and preparedness for preventing data breaches and protecting the privacy of employees and customers, and responses to incidents involving unintended disclosures of data or private information.

●	Review quarterly with management actions taken and to be taken for the safety and protection of employees and customers related to workplace conditions and practices and the safety of the Company’s products and oversee responses to incidents related to claims of significant personal injuries or death.

●	Review annually with management the level of insurance protection in effect.

●	Meet periodically and at least four times per year with management to review and assess the Company’s major financial and other enterprise risk exposures and the manner in which such risks are being monitored and controlled.

●	Meet periodically (not less than annually) in separate executive session with each of the chief financial officer, the senior internal auditing executive, and the independent auditors.

●	Review and approve all “related party transactions” requiring disclosure under SEC Regulation S-K, Item 404, in accordance with the policy set forth in Section 6 below.

●	Review periodically with the Company’s general counsel and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct.

●	As it determines necessary to carry out its duties, engage and obtain advice and assistance from outside legal, accounting or other advisers.

●	Prepare the report of the Audit Committee required by the rules of the SEC to be included in the Company’s annual report on Form 10-K or proxy statement for each annual meeting.

●	Review and reassess annually the adequacy of this Charter and recommend any proposed changes to the Nomination & Governance Committee for approval by the Board.

●	Inquire and discuss with management the Company’s compliance with applicable laws and regulations.

●	Determine the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work.

●	On a quarterly basis, review and approve all payments, other than compensation, made to the Company’s existing executive officers or directors and their respective affiliates.

●	To discharge any other duties, responsibilities or activities delegated to the Audit Committee by the Board from time to time.

●	Take such other actions as its members from time to time deem necessary or appropriate.

Human Capital & Compensation Committee

Our Human Capital & Compensation Committee consists of Ms. Hollingsworth, Mr. Kiedaisch, Mr. Gray and Ms. Zier. Ms. Hollingsworth serves as the chair of the Human Capital & Compensation Committee. The Human Capital & Compensation Committee held two meetings in 2021. Our Board has determined that each of Ms. Hollingsworth, Mr. Kiedaisch, Mr. Gray and Ms. Zier is an independent director under the rules and regulations of the SEC and NASDAQ listing requirements. The charter of our Human Capital & Compensation Committee details the principal functions of the Human Capital & Compensation Committee which includes, among other items, the following:

●	Review and recommend to the Board (and stockholders if necessary or appropriate) for approval the establishment of or material change in any incentive, pension or profit-sharing or equity compensation plan; and review and approve other modifications to such plans; and review the equitable design of employee compensation programs.

●	Provide oversight of the Company’s human capital and employment policies and practices and help identify areas of improvement and ‘best practices.’

●	Review and advise management on the Company’s processes and practices related to workforce diversity, equity, and inclusion programs, including recruitment, retention, development, internal communications programs, and the administration of executive compensation programs, with a focus on the Company’s commitment to diversity, equity, and inclusion.

●	Annually review and recommend to the Board for approval corporate goals and objectives relevant to the salaries and short- and long-term compensation and incentives of the CEO and the Company’s other executive officers.

●	Administer and make awards under the Company’s equity compensation plans (except awards with respect to the CEO and the Executive Officers, whose awards are recommended to the Board for approval).

●	Review and recommend to the Board for approval any employment offer, employment agreement, severance agreement, retention agreement and change in control agreement, and any other special or supplemental benefits with respect to the CEO and the Executive Officers.

●	Establish, review, and monitor compliance with policies and procedures related to executive perquisites and be informed in a timely manner of significant officer stock transactions and review and approve all executive perquisite plans or programs and all material modifications thereto.

●	Review and monitor executive talent, and develop and recommend to the Board for approval, and oversee executive officer (other than the CEO) interim and long-term succession plans and related career development plans.

●	Prepare the compensation committee report required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement or annual report.

●	Review the adequacy of annual proxy statement and report disclosures related to director and officer compensation.

●	Oversee, in conjunction with the Board, engagement with stockholders and proxy advisory firms on executive compensation matters, including advisory votes on executive compensation and the frequency of such votes.

●	Review and reassess annually the adequacy of this Charter and recommend any proposed changes to the Nomination & Governance Committee.

●	Take such other actions as its members from time to time deem necessary or appropriate

The charter also provides that the Human Capital & Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

Nomination & Governance Committee

Our Nomination & Governance Committee consists of Mr. Gray, Mr. Anthos, Mr. DiCamillo and Ms. Zier. Mr. Gray serves as the chair of the Nomination & Governance Committee. The Nomination & Governance Committee held three meetings in 2021.Our Board has determined that each of Mr. Gray, Mr. Anthos, Mr. DiCamillo and Ms. Zier is an independent director under the rules and regulations of the SEC and NASDAQ listing requirements. The charter of our Nomination & Governance Committee details the principal functions of the Nomination & Governance Committee which includes, among other items, the following:

●	Determine the qualifications, qualities, skills, and other expertise required to be a Director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.

●	Identify and screen individuals qualified to become members of the Board, consistent with the criteria approved by the Board. The Committee shall consider any director candidates recommended by the Company's stockholders pursuant to the procedures set forth in the Company's Corporate Governance Guidelines or as described in the Company's proxy statement.

●	Make recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

●	Review the size of the Board and make any recommendations to the Board for changing the number of Directors serving on the Board.

●	Develop, recommend to the Board for approval, and oversee a policy on Board diversity, equity and inclusion.

●	Review the Company's Corporate Governance Guidelines and other documents, all committees’ committee charters, policies, codes of conduct, and procedures in the Company’s corporate governance framework at least once a year and to recommend any changes to the Board for its approval.

●	Oversee the Company's corporate governance practices and procedures, including identifying best practices, and advise the Board regarding major corporate governance issues.

●	Oversee the process for an annual evaluation of the Board and its committees, to administer, with the assistance of the Chairperson as defined in the Corporate Governance Guidelines, this annual evaluation, to make reports and recommendations to the Chairperson and Board and to review and assess the adequacy of the self-evaluation process for committees and Directors and make any recommendations for changes to the Board.

●	Review the Board's committee structure and composition and to make recommendations to the Board regarding the appointment of Directors to serve as members of each committee and the committee chair annually, including for this Committee, for the Board’s approval.

●	If a vacancy on the Board and/or any Board committee occurs, identify and make recommendations to the Board regarding the selection and approval of candidates to fill such vacancy either by election by stockholders or appointment by the Board.

●	Oversee a Company orientation program for new Directors and a continuing education program for current Directors, periodically review these programs and update them as necessary.

●	Review and discuss with management disclosure of the Company's corporate governance practices, including information regarding the operations of the Committee and other Board committees, Director independence and the director nominations process, and to recommend that this disclosure be, included in the Company's proxy statement or annual report on Form 10-K, as applicable.

●	Oversee generally the Company’s compliance with material laws and regulations and the development of appropriate policies and initiatives relating to social justice, environmental justice, and other environmental, social and governance matters.

●	As it determines appropriate, consider corporate governance, social responsibility, environmental and sustainability matters, and make recommendations to the Board regarding, or take action with respect to, such matters.

●	Develop, recommend to the Board for approval, and oversee CEO interim and long-term succession plans and related career development plans (collectively the "Succession Plan") in accordance with the Corporate Governance Guidelines, and to review the Succession Plan annually, develop and evaluate potential candidates for the CEO position and recommend to the Board any changes to and any candidates for succession under the Succession Plan.

●	To review any Director resignation letter tendered in accordance with the Corporate Governance Guidelines and evaluate and recommend to the Board whether such resignation should be accepted.

●	To review and approve the requests of Directors and executive officers seeking to accept invitations to serve on boards of directors of other public companies and committers thereof.

●	To discharge any other duties, responsibilities or activities delegated to the Committee by the Board from time to time.

●	To take such other actions as its members from time to time deem necessary or appropriate.

Our Nomination & Governance Committee may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Nomination & Governance Committee considers various potential candidates which may come to our attention through current board members, professional search firms, stockholders or other persons. These candidates may be evaluated by our Nomination & Governance Committee at any time during the year. During 2021, the Company paid $0.5 million to search firms for assistance in filling the vacancy resulting from the departure of our Chief Executive Officer who also was a director, and the person appointed to fill that role as the Acting Chief Executive Officer also filled the vacancy on the Board.

In evaluating a director candidate, our Nomination & Governance Committee will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishment and other relevant factors. Our Nomination& Governance Committee has not established any specific qualification standards for director, although from time to time the Nomination & Governance Committee may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. We have a formal diversity policy relating to the identification and evaluation of nominees for director. Our Nomination & Governance Committee may also interview prospective nominees in person or by telephone. After completing this evaluation, the Nomination & Governance Committee will determine the nominees to be recommended to the Board for approval.

Stockholders of record may also nominate director candidates for our annual meetings of stockholders by following the procedures set forth in our Bylaws. All candidates are required to meet the criteria as described above, as well as those discussed in our Corporate Governance Guidelines and other governing documents, as applicable, as determined by the Nomination & Governance Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website http://www.purple.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address. This website and the information on this website are not part of this Proxy Statement.

Anti-Hedging and Pledging Policy

Our Insider Trading Policy expressly discourages its directors, officers, and other employees from engaging in forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts. Any person wishing to enter into such an arrangement must first pre-clear the proposed transaction with the Board. Any request for pre-clearance of a hedging or similar arrangement must be submitted to the Chief Legal Officer for approval at least 1 week prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction.

Risk Oversight

Our Board oversees the Company’s business and considers the risks associated with business strategy and decisions. Our Audit Committee also provides risk oversight and reports any material risks to our Board. Our Board understands that its focus on effective risk oversight is critical to setting the Company’s tone and culture towards effective risk management. To administer its oversight function, our Board seeks to understand the Company’s risk philosophy by having discussions with management to establish a mutual understanding of the Company’s overall appetite for risk. Our Board maintains an active dialogue with management about existing risk management processes and how management identifies, assesses, and manages the Company’s most significant risk exposures. Our Board expects frequent updates from management about the Company’s most significant risks so as to enable it to evaluate whether management is responding appropriately.

Our Board relies on each of its committees to help oversee the risk management responsibilities relating to the functions performed by such committees. Our Audit Committee periodically discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. Our Human Capital & Compensation Committee helps our Board to identify the Company’s exposure to any risks potentially created by our compensation programs and practices. Our Nomination & Governance Committee monitors and assists the Board and management on risks related to governance and sustainability matters. Each of these committees is required to make regular reports of its actions and any recommendations to our Board, including recommendations to assist our Board with its overall risk oversight function.

Board Meetings and Attendance at Annual Meetings

The Board held nineteen meetings during 2021. Each director attended more than 75% of the total number of meetings of the Board and its committees that were held while they were in office. Although we encourage Board members to attend our annual meetings of stockholders, we do not have a formal policy regarding director attendance at annual stockholder meetings. Six of our directors who were in office at the time of our 2021 annual meeting of stockholders attended that meeting.

Stockholder Communications with Directors

We have not yet adopted a formal process for stockholder communications with the Board. We have tried to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board has been good. A stockholder may submit any communication with directors to us at our corporate offices at 4100 N. Chapel Ridge Road, Suite 200, Lehi, Utah 84043, to the attention of Casey K. McGarvey, Chief Legal Officer and Secretary.

Board Diversity

We are committed to a policy of diversity and inclusion. The Nomination & Corporate Governance Committee is responsible for addressing the issues of diversity and inclusion and considers the qualifications of individual director candidates in light of the needs of the Board and the Company, the requirements of The Nasdaq Stock Market listing rules, and other applicable regulations. In performing its responsibilities for identifying, screening, and recommending candidates to the Board, the Nomination & Corporate Governance Committee seeks to ensure that candidates with a diversity of ethnicity and gender are included in each pool of candidates from which Board nominees are chosen. Any third-party consultant asked to furnish an initial list of candidates will be requested to include such candidates. In addressing the overall composition of the Board, characteristics such as diversity (including gender and race), age, international background, and expertise should be considered. The Nomination & Corporate Governance Committee and the Board will periodically review the composition of the Board to ensure that it appropriately reflects the knowledge, experience, skills, diversity, and other characteristics required to fulfill its duties

Executive Officers

Certain information with respect to executive officers of the Company is set forth under the heading “Information About Our Executive Officers” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is hereby incorporated in this Part III, Item 10 by reference. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

Delinquent Section 16(a) Reports

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

We have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner:  one late report by Gary DiCamillo relating to one transaction; one late report by Pano Anthos relating to three transactions; one late report by each of Casey McGarvey, John Legg, Verdi Ray White III, and Paul Zepf each relating to two transactions, respectively; and two late reports by Bennett Nussbaum relating to one transaction.

Changes to Director Nomination Process

No changes have been made to the process for nominating directors.

Item 11. Executive Compensation

Compensation Committee Report

The Human Capital & Compensation Committee of the Board (the “Committee”), consisting entirely of independent directors, has reviewed and discussed with management the following Compensation Discussion & Analysis. Based upon the Committee’s review and discussions with management, the Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended.

Claudia Hollingsworth, Chair

Adam Gray

Gary Kiedaisch

Dawn Zier

Introduction and Named Executive Officers

We refer to the individuals below as our principal executive officer, principal financial officer, and the three most highly compensated executive officers other than the principal executive officer and principal financial officer (our “NEOs”) for the year ended December 31, 2021:

Name	Position Title
Joseph B. Megibow	Chief Executive Officer (“CEO”)(1)
Robert T. DeMartini	Chief Executive Officer (“Acting CEO”)(2)
Craig L. Phillips	Chief Financial Officer (“CFO”)(1)
Bennett L. Nussbaum	Interim Chief Financial Officer (“Interim CFO”)(3)
John A. Legg	Chief Operating Officer
Casey K. McGarvey	Chief Legal Officer
Patrice A. Varni	Chief Marketing Officer(4)

(1)	Mr. Phillips resigned as Chief Financial Officer on August 31, 2021. Mr. Megibow resigned as Chief Executive Officer on December 13, 2021.
(2)

Mr. DeMartini began his employment with the Company on January 3, 2022 as Acting CEO. Effective March 1, 2022, Mr. DeMartini’s title changed to Chief Executive Officer to align with his appointment to that position on a permanent basis.

(3)	Mr. Nussbaum began serving as the Interim Chief Financial Officer on August 19, 2021.
(4)	Ms. Varni began serving as the Chief Marketing Officer on May 24, 2021.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews the principles underlying our compensation policies and decisions for 2021.

Executive Summary

2021 Performance Summary

In 2021, we achieved revenue of $726.2 million representing 12% growth year-over-year. Along with strong wholesale sales, these results were partially driven by our profitable showrooms, which increased by 19 doors in 2021 for an end of year total of 28. Additionally, we opened a new manufacturing facility in Atlanta to support our future sales growth and provide savings by reducing cross-country shipments.

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

During the second quarter of 2021, we encountered isolated production challenges caused by unanticipated mechanical and maintenance issues. As a result, we experienced significantly reduced production levels causing shipment backlogs that unfavorably affected both second and third quarter net revenues. We exited the month of July with production from our existing machines back at planned levels and emerged from our backlog position at the end of August, however, our results of operations did not return to expected levels throughout the rest of the year.

In an effort to manage costs as we worked to resolve the production issues described above, we initiated a reduction in marketing spend late in the second quarter that carried through most of the third quarter, which further negatively affected demand for our products, particularly in our e-commerce sales channel.

Our business has also been adversely impacted by increases in raw material, labor, and freight costs. These increases in materials and labor costs have resulted in higher cost of goods sold and lower margins.

Despite our challenging year, we continue to build market share and ended the year with our highest share yet. Additionally, our close rate among people who are considering purchasing a Purple mattress was at an all-time high at the end of 2021, which speaks to the demand for our product.

Executive Compensation Principles & Best Practices

What We Do		What We Do Not Do

●	Pay For Performance - We align the interests of our executives and shareholders through the use of performance-based annual cash incentive compensation and service and performance-based long-term cash and equity incentive compensation.	●	Salary Increases & Bonus Payments - We do not provide for automatic salary increases, nor do we provide for discretionary or guaranteed bonus payments.

●	Double-Trigger Change in Control - A “change in control” by itself is not sufficient to trigger payments, it must also be accompanied by a qualifying termination.	●	No Excise Tax Gross Ups - We do not provide for excise tax gross-ups in the event of a change-in-control.

●	Annual Risk Assessment - We conduct an annual comprehensive risk analysis of our executive compensation program with our independent compensation consultant to ensure that our program does not encourage inappropriate risk-taking. We also annually review a calculation of the shareholder value transfer and “burn rate” resulting from equity grants to ensure they are not excessive.	●	Anti-Pledging & Anti-Hedging Policies - We maintain robust anti-pledging and anti-hedging policies, as well as an insider trading policy, that prohibits any short sale activities by our executives and directors.

●	Compensation Benchmarking - We compare our executives’ total compensation to a consistent peer group for market comparable data. We evaluate that peer group annually to ensure that it remains appropriate, and we add or remove peers only when clearly warranted.	●	Executive Benefits / Perquisites - We do not maintain any defined benefit or supplemental retirement plan; nor do we provide other personal benefits to our named executive officers that are not available to all employees.

●	Independent Compensation Consultant – We engage an independent compensation consultant to review and provide recommendations regarding our executive compensation program.	●	Long-term Incentive Plan - Our long-term equity incentive plan prohibits repricing or buyouts of underwater options or stock appreciation rights without shareholder approval.

Compensation Philosophy

Our compensation program is designed to attract, motivate and retain highly talented executives, and to provide competitive compensation opportunities that align management’s interests with the short- and long-term interests of our shareholders. Our compensation plans are designed with the objectives of motivating the desired performance and maximizing shareholder value.

In general, relative to an appropriately sized peer group that has been approved by our committee, we strive to set base salaries, or fixed compensation, and annual and long-term incentive opportunities, or variable, at-risk compensation, for our top executives around the market medians. We use the data from the compensation peer group solely for informational purposes, however, and do not make significant pay decisions based on market data alone. We design our incentive compensation plans to deliver total compensation above the 50th percentile relative to our peers when justified by the performance achievement of the Company relative to our peers and general industry and of our executives, on an individual level.

We believe our compensation program and the underlying philosophy will encourage sustained long-term profitability by making a significant portion of each NEO’s total direct compensation variable and dependent on our achievement of pre-determined financial performance objectives.

The form and level of compensation for each NEO is determined after considering several factors, including the executive’s position and responsibility within Purple, performance criteria and the executive’s ability to assume increasing responsibility, competitive market data and other external market-based factors. The Committee uses this information when establishing compensation opportunities in order to arrive at a comprehensive package that emphasizes pay-for-performance and is competitive in the marketplace.

The Committee reviews and considers this philosophy from time to time and may make adjustments as it determines necessary or appropriate. We value input from our shareholders on our executive compensation programs. Our Board seeks an annual non-binding advisory vote from shareholders to approve our executive compensation. At our annual shareholders’ meeting held in 2021, our shareholders overwhelmingly approved the advisory vote to approve executive compensation with approximately 99% of the votes cast voted in favor of the advisory vote to approve our executive compensation. Based on our Say-on-Pay advisory vote results, we believe our overall executive compensation program was well received by our stockholders as it is tailored to our business strategies, aligned with our pay for performance philosophy, and designed to create long-term value for stockholders.

Primary Elements of Compensation

Component	Description		Primary Objective

Base Salary	Fixed cash compensation	●	Attract, motivate, retain and reward high-performing executives

		●	Provide competitive fixed compensation considering the job responsibilities, individual performance, experience, expertise and qualifications

Short-Term Incentive Plan (“STIP”)	Cash compensation tied mainly to achievement of pre-determined quantitative performance goals and if obtained, qualitative personal performance criteria	●	Promote short-term business objectives and growth

Long-Term Incentive Program (“LTIP”)	Annual equity awards consisting of:	●	Promote long-term value creation and growth strategies

	● 35% time-based restricted stock units (“RSUs”) that vest over a three-year period; and	●	Align executive and stockholder interests by encouraging maximization of stockholder value

	● 65% performance-based restricted stock units (“PSUs”) that vest at the conclusion of a three-year performance period based on absolute stock price growth	●	Promote retention through a regular, periodic program of equity awards, which motivates performance and encourage long-term stock ownership

The pay mix at targets are displayed below:

The average NEO compensation mix does not include Mr. Megibow, Mr. DeMartini, Mr. Phillips, or Mr. Nussbaum. Mr. DeMartini’s compensation mix is based on the DeMartini Employment Agreement appointing him as the short-term Acting CEO while the Company was performing a search for the permanent CEO.  Mr. DeMartini has since been appointed our permanent CEO but as of yet there is no new employment agreement for his changed role. Mr. Phillips did not participate in the short-term incentive plan in 2021.  Mr. Nussbaum’s compensation mix is based on the Consultancy Agreement as amended and restated.

Compensation Process

The Committee, with advice and analyses from its independent outside advisor, Lyons, Benenson & Company Inc., (“LB&Co.”), considers current compensation levels, benchmarking and other data of peer companies, individual and Company performance, future leadership potential and succession planning, among other factors, in determining appropriate target compensation levels for our NEOs. The Committee does not use a formula to weight these factors, but instead uses these factors to provide context within which to assess the significance of comparative market data and to differentiate the level of target compensation among our NEOs.

After the end of the performance period to which a particular incentive award relates, the Committee will review our performance relative to the applicable performance targets and recommend payouts based on that performance. The Committee generally retains the ability to recommend payouts that are above or below actual performance levels for the applicable performance period. For purposes of determining the amount of a payout to recommend, it may also consider infrequent or non-recurring items that are not reflective of ongoing operations, such as the effects of major corporate transactions or other items that the Committee determines, in its judgment, significantly distort the comparability of our actual performance against the performance targets (including financials).

Consistent with our executive compensation philosophy, the Committee, in consultation with LB&Co. establishes a benchmark peer group for compensation comparison purposes.

The Committee reviews, at least annually, the compensation peer group to confirm that it includes companies that are comparable to Purple on the basis of industry focus, scope of operations, size (based on revenues) and the competitive marketplace for talent. In reviewing our peer group, we also consider companies from other, tangential, but related, industries that would be appropriately considered to be a part of the marketplace for talent within which we compete. We use this data solely for informational purposes, and we do not make other significant pay decisions based on the market data alone. The 2021 peer group is set forth below:

Blue Apron Holdings, Inc.	Hooker Furniture Corporation
Callaway Golf Company	La-Z-Boy Incorporated
Casper Sleep Inc.	Malibu Boats, Inc.
Duluth Holdings Inc.	Overstock.com, Inc.
Fitbit, Inc.	Stitch Fix, Inc.
Haverty Furniture Companies, Inc.

The Committee recognizes that certain companies in this group are larger than the Company, in some cases significantly so; nevertheless, they view this peer group as appropriate in light of the importance it ascribes to providing competitive compensation opportunities that are sufficient to attract and retain the talented executives needed to lead the Company.

Roles & Responsibilities in the Compensation Process

The Company’s compensation philosophy drives our decision-making process. Decisions about individual levels of each compensation element involve the participation of multiple parties, following a comprehensive, multi-step process. The key parties and their roles in the process are described below:

Role of the Committee

The committee is appointed by our Board to assist it in fulfilling its oversight responsibility by overseeing all significant aspects of our compensation policies and programs, including:

●	Reviews and approves the compensation and annual performance objectives and goals of our executive officers.

●	Review, approve, and administer incentive-based and equity-based compensation plans in which our executive officers participate.

●	Evaluate risks created by our compensation policies and practices and considering any reasonably likely effect of such risk.

●	Review and recommend to our Board new executive compensation programs.

Role of Management

During 2021, our CEO, with the Board, set our strategic direction and worked with the Committee to identify and set appropriate targets for executive officers (other than himself). He made recommendations to the Committee regarding the elements of compensation for each of our executive officers reporting to him, and also provided the Committee with his evaluation of those officers during the prior year. He was assisted, as needed, by other members of management, including our Chief Financial Officer, Chief Legal Officer and Vice President of Human Resources for purposes of administering and implementing the compensation program.

Role of the Consultant

During 2021, the Committee engaged LB&Co. as its independent compensation consultant to advise on executive compensation and related corporate governance matters. LB&Co. assisted the Committee in determining the compensation peer group, which is described in more detail above. LB&Co. also advised the Committee on competitive compensation practices and comparative market data, which the Committee considered in addressing and determining the appropriate levels of compensation for each NEO relative to the marketplace. At the Committee’s request, LB&Co. participated by tele- or video-conference in selected meetings of the Committee. The services that LB&Co. provided to the Committee included:

●	Advise on the Company’s compensation philosophy, strategy and program.

●	Provide advice and counsel on best practices in compensation and corporate governance.

●	Provide and analyze competitive market compensation data and making recommendations, as appropriate.

●	Assist in the negotiation of executive employment agreements, as applicable.

●	Analyze the appropriateness of the compensation peer group.

Independence of the Compensation Consultant

LB&Co. did not provide other consulting services to Purple or any of its executive officers in 2021. In selecting LB&Co. as its compensation consultant, the Committee considered the independence of LB&Co. in accordance with the standards of the Nasdaq that are applicable to the Company, any applicable rules and regulations of the SEC and other applicable laws relating to independence of advisors and consultants. The Committee concluded that no conflict of interest exists that would prevent LB&Co. from independently advising the Committee.

At the Committee’s request, members of LB&Co. meet with the Committee. LB&Co. also communicates with the Chair of the Committee, as well as with management (upon the prior authorization of the Committee Chair) outside of Committee meetings regarding matters related to the Committee’s responsibilities.

Compensation Elements

Base Salary

Base salary is the fixed element of an executive officer’s annual cash compensation and is intended to attract and retain highly qualified executives and to compensate for expected day-to-day performance. The Committee reviews the base salary for each of our executive officers on an annual basis and considers the following factors in making its determinations:

●	the executive officer’s position;

●	responsibilities associated with that position;

●	experience, expertise, knowledge and qualifications;

●	market factors;

●	the industry in which we operate and compete;

●	recruitment and retention considerations;

●	the executive officer’s individual compensation history;

●	internal equity among salary levels of the members of our executive team and similarly situated/comparable executives in our peer group; and

●	our overall compensation philosophy.

For 2021, the Committee reviewed and made recommendations on base salaries of our NEOs, and the Board approved the Committee’s recommendations in May 2021. The 2021 base salaries of our NEOs were as follows:

Name	2021 Base Salary Rate	2020 Base Salary Rate	% Change
Robert T. DeMartini (1)	—	—	—
Joseph B. Megibow(2)	$500,000	$500,000	—
Bennett L. Nussbaum(3)	—	—	—
Craig L. Phillips(4)	$400,000	$400,000	—
John A. Legg	$380,000	$365,000	4.1%
Casey K. McGarvey	$380,000	$365,000	4.1%
Patrice A. Varni(5)	$400,000	—	—

(1)	Mr. DeMartini started with the Company on January 3, 2022. As described below, under the terms of his employment agreement, his base salary for 2022 is $50,000 per month.
(2)	Mr. Megibow resigned from the Company on December 13, 2021.
(3)	Mr. Nussbaum is currently paid consultant fees in the amount of $50,000 per month.
(4)	Mr. Phillips resigned from the Company on August 31, 2021.
(5)	Ms. Varni started with the Company on May 24, 2021.

Short-Term (Cash) Incentive Compensation (“STIP”)

Our executives are eligible for annual cash incentive compensation under our STIP. Annual incentives under the STIP are intended to motivate the executive officers to achieve short-term company performance goals that will inure to the benefit of our Company and shareholders and align our executive officers’ interests with those of the shareholders. The annual cash incentives provide payout opportunities based on the achievement of pre-determined corporate performance objective(s), with actual cash bonuses earned based on the achievement of such financial performance objective(s) each fiscal year, as well as achievement of personal performance criteria.

Each fiscal year, the Committee determines the annual target bonus opportunity for each executive officer. Our annual cash incentive compensation is generally structured to deliver payouts in line with market multiples when performance targets are achieved or exceeded. In May 2021, the Committee, in consultation with management, agreed to Net Revenue and Adjusted EBITDA targets, equally weighted.

Net Revenue includes all recognized revenue from the sale of our products less amounts for sales discount and sales returns allowances.

Adjusted EBITDA represents net income before interest expense, income tax (benefit) expense, other (income) expense, net, depreciation and amortization and excludes costs incurred due to stock-based compensation expense, product reserve, debt extinguishment, changes in the fair value of the warrant liability, nonrecurring legal fees, executive interim and search costs, severance costs, vendor impairment, intangible asset adjustment, showroom opening costs, new production facility start-up costs, previous period sales tax liability and COVID-19 related expenses.

For 2021, the annual incentive targets under the STIP were as follows:

Name	Target (as % of Base Salary)
Joseph B. Megibow	N/A
Robert T. DeMartini	N/A
Craig L. Phillips	N/A
Bennett L. Nussbaum	N/A
John A. Legg	50%
Casey K. McGarvey	50%
Patrice A. Varni	50%

Net Revenue and Adjusted EBITDA were chosen to incentivize profitable growth for the benefit of the Company’s shareholders.

For 2021, the formula governing the generation of annual incentives for our executives was:

	Threshold	Target	Maximum	2021 Achievement
Net Revenue ($ in millions)	$810.0	$886.0	$962.0	$726.2
Adjusted EBITDA ($ in millions)	$100.0	$113.4	$132.5	$11.0
Payout (As a % of Target)	50%	100%	150%	0%

In order to achieve a payout, the above financial thresholds for each measure must be reached. If the threshold for both measures are met, the above formula is applied to 70% of the cash bonus. The remaining 30% is included only upon meeting personal performance criteria, with the discretion to pay out more of this 30% component for exceeding expectations and exceptional performance.

During 2021 we encountered isolated production challenges caused by unanticipated mechanical and maintenance issues. As a result, we experienced significantly reduced production levels causing shipment backlogs that unfavorably affected both second and third quarter net revenues. In an effort to manage costs as we worked to resolve the production issues, we initiated a reduction in marketing spend late in the second quarter that carried through most of the third quarter, which further negatively affected demand for our products, particularly in our e-commerce sales channel. Our business was also adversely impacted in 2021 by increases in raw material, labor, and freight costs. These increases in materials and labor costs have resulted in higher cost of goods sold and lower margins. As a result, we missed our revenue and Adjusted EBITDA thresholds and there was no STIP payout for 2021 for the NEOs.

Long-Term (Equity) Incentive Compensation

Long-term equity incentives are designed to motivate management to enable the Company to achieve sustained long-term performance improvements and serve to link a significant portion of compensation to shareholder returns. The Company issues awards of long-term equity compensation from time to time, consistent with the objectives and philosophy of our compensation programs, under our Purple Innovation, Inc. 2017 Equity Incentive Plan (“2017 Plan”), as amended, which was approved by our shareholders.

Pursuant to the authority of the Board under the 2017 Plan, the Board approved a five-year LTIP plan under which equity grants are made. We generally grant long-term incentive awards annually in the first half of the year to motivate forward-looking, long-term performance and promote retention among our executive team. For 2021, the Company used time-based RSUs and performance-based PSUs which were awarded in August 2021.

To strengthen the link between the incentive and performance, 65% of the granted equity is in the form of PSUs and the remaining 35% in RSUs for participating NEOs. Whereas the RSUs are time based, vesting annually in three equal parts over three years, the PSUs are based on the performance of Purple Inc.’s Class A common stock and vest only after three years depending upon and to the extent that performance is achieved.

Performance is met at a specific increase in the value of shares above the value of the shares on the grant date, and includes a sliding scale for issuing 25% or more, up to 100%, of shares represented by the number units awarded in the grant if the minimum threshold is met. No shares will be issued under the PSUs if there is not an increase in the price of shares reaching at least the minimum threshold. Share value is determined using a 60 consecutive trading day volume weighted average price. The minimum threshold requires growth in value of 15% which if achieved results in 25% of the granted units vesting with an equal number of shares issued. The number of shares issued increases as the value increases above 15% growth, as follows: at 32.3% growth, 50% of the granted units vest; at 52.1% growth, 75% of the granted units vest; at 74.9% or more growth, 100% of the units vest; and at growth percentages between these percentages the percentage vested will be determined on a straight-line interpolation.

Forms of Long-Term Incentives

RSUs generally vest ratably, annually over a three-year period, promote retention and motivate our NEOs to strive for share price appreciation. Holders of RSUs do not have voting rights or dividend participation rights until delivery of the underlying shares.

PSUs are generally the largest portion of an NEO’s long-term incentive and cliff-vest at the conclusion of a three-year performance period based on the achievement of certain specified performance targets. Up to the full amount of granted PSUs can vest, but less than the full amount also may vest depending on performance above a minimum threshold.

For 2021, the Committee approved the target long-term equity compensation value to position each executive officer within competitive levels. Each NEO’s target award value was allocated 35% to RSUs and 65% to PSUs, and the amount allocated was converted to a number of shares based on the 30-day VWAP on the grant date as follows:

Name	Target Award Amount	RSUs	PSUs	Total Units
Robert T. DeMartini	—	—	—	—
Joseph B. Megibow(1)	—	—	—	—
Bennett L. Nussbaum	—	—	—	—
Craig L. Phillips	—	—	—	—
John A. Legg	$228,000	3,056	5,675	8,731
Casey K. McGarvey	$228,000	3,056	5,675	8,731
Patrice A. Varni(2)	—	—	—	—

(1)	Mr. Megibow was not eligible for awards under the LTIP plan. Pursuant to his employment agreement, he was granted 179,340 stock options in 2021.

(2)	Ms. Varni was granted 12,865 RSUs pursuant to Ms. Varni’s offer letter for employment. The number of RSUs granted was determined by dividing her base salary of $400,000 by the market price on the day of grant.

PSUs granted to the NEOs in 2021 may be earned according to the following funding formula:

Stock Price	<$	30.0339	$30.0340	$34.5391	$45.6779
% Of PSUs Vesting		0%	25%	50%	100%

Perquisites and Other Generally Available Benefits and Compensation

We provide medical, dental and basic life insurance, short-term disability coverage, paid sick leave, 10 paid holidays per year, and a matched 401(k) contribution, all on the same basis as other employees. The value of 401(k) matching contribution, which can be as high as 5% depending on the amount contributed by the employee, is included in the Executive Compensation table on page 23 for our NEOs. We do not offer a pension or retirement plan for any employees based on length of employment and/or age at retirement, however, we do offer a 4-week paid sabbatical after an employee has been with the company for 7 years. Consistent with our philosophy to promote a pay-for-performance culture, we do not provide many other perquisites. We do provide a free mattress to every employee after 30 days with the company, and we do provide a monthly cell phone stipend at a rate of up to $50 per employee. We do not provide health club membership, but we do provide $100 per year that can be used for club membership, the purchase of exercise equipment, or other wellness care. We do not cover the cost for annual comprehensive physical exams. As with all employees we do provide free of charge mental health counselling. Our reimbursement policy does not allow our executives to charter flights or be reimbursed for flying first class.

Employment Agreements

Robert T. Martini

In connection with his appointment as Acting Chief Executive Officer, the Company and Mr. DeMartini entered into an employment agreement (the “DeMartini Employment Agreement”), effective December 13, 2021. The DeMartini Employment Agreement provides that Mr. DeMartini will serve fulltime as acting chief executive officer. The initial employment term shall end July 3, 2022, and may be extended if necessary, until the date a permanent chief executive officer starts employment with the Company. Either party may terminate the term of the DeMartini Employment Agreement with or without cause or other rationale upon 30 days’ notice. At the discretion of the Board, the term of the DeMartini Employment Agreement may include some overlap with the commencement of employment of a permanent chief executive officer. Under the terms of the DeMartini Employment Agreement, Mr. DeMartini will receive monthly compensation valued at $150,000 consisting of $50,000 payable in cash and $100,000 payable in stock compensation through vesting in a stock award determined by dividing $100,000 by the thirty (30) trading day volume weighted average price of the Company’s Class A common stock as reported on Nasdaq on the date of the award. The Company has also agreed to reimburse Mr. DeMartini for all out-of-pocket travel relating to business travel, and other expenses, in each case consistent with the Company’s reimbursement policies.

On March 1, 2022, Mr. DeMartini was appointed to be the Company’s permanent Chief Executive Officer. An amended and restated employment agreement has not yet been entered.

Joseph B. Megibow

In connection with his appointment as Chief Executive Officer, we entered into an employment agreement with Mr. Megibow (the “Megibow Employment Agreement”), which included the following terms: (1) an annual base salary of $450,000; (2) participation in a short-term incentive plan, with potential bonus payments ranging from 50% to 150% of a target amount equal to 70% of Mr. Megibow’s base salary, based on the achievement of certain financial and non-financial performance targets; (3) the grant of certain options with a five-year term and vesting as to one-fourth of the shares subject thereto on the first anniversary of the grant date and 1/48 of the shares subject thereto on each monthly anniversary of the grant date thereafter, including (A) an inducement grant outside of the Company’s 2017 Equity Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4), effective upon the Start Date (as defined in the Megibow Employment Agreement), of an option to purchase 538,020 shares of the Company’s Class A common stock at an exercise price equal to the greater of (i) the closing price of the Company’s Class A common stock on the Start Date or (ii) the trailing 60-day volume weighted average price of the Company’s Class A common stock determined as of the start date, and (B) an automatic grant on each of the 12, 24 and 36 month anniversaries of the start date of an option to purchase 179,340 shares of the Company’s Class A common stock at an exercise price equal to the trailing 30-day volume weighted average price of the Company’s Class A common stock, determined as of the applicable grant date; (4) a performance unit share award to be granted on December 31, 2018 or the next trading day after a trading blackout period if the Company is in a trading blackout on December 31, 2018, comprised of a number of shares of the Company’s Class A common stock equal to the number of shares of Class A common stock held by Mr. Megibow on December 31, 2018, up to a maximum of 50,000 shares, and which vest upon the earlier of the consummation of a change in control of the Company or the satisfaction of the following conditions: (i) Mr. Megibow continues to be employed by the Company through September 30, 2021, (ii) Mr. Megibow continues to hold the shares acquired to be eligible to receive such award through September 30, 2021, and (iii) during the twelve-month period immediately prior to March 31, 2022, the closing price of the Company’s Class A Stock is at or above $10.00 per share for 20 trading days over a 30 trading day period; (5) vacation and other benefits generally available to other senior executives of the Company; (6) payment by the Company for the cost of weekly airfare between San Francisco and Salt Lake City for 12 months; (7) a $5,000 monthly stipend to be used for temporary housing; and (8) reimbursement of up to $75,000 for the cost of reasonable relocation expenses. On October 11, 2019, the Board extended for an additional 12 months the payment by the Company for the cost of weekly airfare between San Francisco and Salt Lake City and the $5,000 monthly stipend to be used for temporary housing. On May 18, 2020, in accordance with the determination of the Board, Mr. Megibow was granted 34,299 additional options to purchase Class A common stock determined by dividing $450,000 by the market price of such stock on the day of the grant. On October 1, 2020, the Board determined to (1) increase Mr. Megibow’s salary by $50,000 to $500,000 annually, (2) continue to provide Mr. Megibow with such airfare reimbursement and housing stipend for six additional months, expiring March 31, 2021, and (3) extend Mr. Megibow’s relocation reimbursements until September 30, 2021. On April 1, 2021, the Board determined to continue to provide the airfare reimbursement for six additional months, expiring on September 30, 2021. On October 6, 2021, the Board determined to extend Mr. Megibow’s airfare reimbursement for 24 more months, ending on September 30, 2023. On September 30, 2021, the performance unit share award for 50,000 shares of Class A common stock vested and shares were issued to Mr. Megibow.

The Megibow Employment Agreement also provided that following a termination by Mr. Megibow for good reason or by the Company without cause (each as defined in the Megibow Employment Agreement), Mr. Megibow will be entitled to severance of accrued and unpaid base salary and other benefits and any unpaid expense reimbursements (the “Accrued Benefits”). If Mr. Megibow is terminated without cause or he resigns for good reason after the first three months of any fiscal year, he will be entitled to severance of (i) the amount of any Accrued Benefits and (ii) an amount equal to the lesser of (a) the annual bonus calculated for such fiscal year at the time of the termination or (b) the annual bonus calculated at the end of such fiscal year in which the termination occurs. In addition, if Mr. Megibow is terminated without cause or he resigns for good reason he will also be entitled to (i) an amount equal to up to 9 months or, in the Company’s sole discretion, 12 months of his base salary and (ii) payment by the Company of the cost of health insurance continuation under COBRA for Mr. Megibow and his dependents. The Company may decide to cease making the foregoing payments if, in the Board’s reasonable determination, Mr. Megibow secures full time executive-level employment or an executive board-level role for compensation.

If, within 12 months after a change in control (as defined in the Megibow Employment Agreement) of the Company, Mr. Megibow is terminated without cause, in addition to the severance amounts described above, Mr. Megibow will be entitled to immediate vesting of any unvested equity awards.

The Megibow Employment Agreement also contained customary non-compete terms that pertain to Mr. Megibow while he is employed by the Company and for 12 months or, as determined by the Company at the time of termination, 18 months after termination of employment.

Mr. Megibow resigned from his position as Chief Executive Officer in December 2021. For additional detail regarding payments made to Mr. Megibow in connection with this resignation, see the discussion under the heading “Potential Payments upon Termination or Change-in-Control” below.

Bennett L. Nussbaum

On December 13, 2021, the Company and Mr. Nussbaum entered into an amended and restated consultancy agreement (the “Consultancy Agreement”), effective December 13, 2021, that provided for his service as interim chief financial officer through August 19, 2022 (“Updated Term”). The Company may renew the Consultancy Agreement for additional one-month terms upon sixty days’ notice prior to Updated Term, or ten days’ notice prior to the end of any renewal term. Either party may terminate the engagement at any time. Under the terms of the Consultancy Agreement, Mr. Nussbaum will receive compensation comprised of (1) $600,000 for the entirety of the 12-month term and $50,000 for each additional one-month term, which amount shall be paid in full unless Mr. Nussbaum’s engagement is terminated for cause, and (2) an additional payment of $200,000 to be paid in two equal installments no later than two (2) weeks following each of February 19, 2022 and August 19, 2022, respectively and $16,666.67 at the end of each additional one-month term, as well as a discretionary payment of up to $300,000 payable in the Company’s discretion. The additional discretionary amounts of up to $300,000 are to be determined by the CEO and the amounts paid, if any, shall be made within 10 days of February 19, 2022 and August 19, 2022. If (1) Mr. Nussbaum remains in service with the Company until August 19, 2022, and the volume weighted average price per share of the Company’s Class A common stock on Nasdaq during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $26.00 per share or (2) the Company terminates Mr. Nussbaum without cause before August 19, 2022, and the such volume weighted average price per share of the Company’s Class A common stock on Nasdaq during the thirty (30) trading days immediately preceding Mr. Nussbaum’s last day of service is in excess of $26.00 per share, the Company will pay additional cash compensation in an amount equal to the product of (a) the increase from $26.00 per share up to a maximum of $36.00 per share multiplied by (b) 20,000. The Company has also agreed to reimburse Mr. Nussbaum for transportation and lodging expenses relating to his travel to the Company’s headquarters. Also, Mr. Nussbaum will be granted cash-settled stock appreciation rights (“SARs”) for 20,000 shares of the Company’s Class A common stock, which SARs shall vest in accordance with the terms of the Consultancy Agreement if Mr. Nussbaum remains in service through the end of the Updated Term.

Craig L. Phillips

In connection with his appointment as Chief Financial Officer, Mr. Phillips entered into offer letter with us on October 1, 2019 (the “Phillips Offer Letter”) that included the following terms: (1) an annual base salary of $400,000; (2) participation in a short-term incentive plan, with potential bonus payment of 45% of Mr. Phillips’s then current base salary, based on the achievement of certain financial and non-financial performance targets; (3) the grant of options, with a five-year term and vesting as to one-fourth of the shares subject thereto on March 16, 2020 and 1/48 of the shares subject thereto on the first day of each subsequent month, to purchase 325,000 shares of the Company’s Class A common stock, subject to Board approval; (4) participation in the Company’s long-term incentive program; (5) vacation and other benefits generally available to other senior executives of the Company; and (6) payment by the Company for the cost of reasonable airfare and other business-related travel costs necessary for commuting to the Company’s headquarters.

The Phillips Offer Letter also provided that if Mr. Phillips is terminated without cause (as defined in the Phillips Offer Letter), he will also be entitled to an amount equal to up to 6 months plus one week for each completed year of service of base salary. Upon termination without cause, all unvested stock options will be forfeited and cancelled.

Effective August 31, 2021, Mr. Phillips resigned from his position as Chief Financial Officer. For additional detail regarding payments made to Mr. Phillips in connection with this resignation, see the discussion under the heading “Potential Payments upon Termination or Change-in-Control” below.

John A. Legg

In connection with his appointment as Chief Operating Officer, Mr. Legg entered into an offer letter with us on January 12, 2019 (the “Legg Offer Letter”) that includes the following terms: (1) an annual base salary of $350,000; (2) an annual bonus of 50% of annual base salary based on the Company’s and Mr. Legg’s performance; (3) a grant of options, with a five-year term and vesting as to one-fourth of the shares subject thereto on the first anniversary of the grant date and 1/48 of the shares subject thereto on the first day of each subsequent month, to purchase 250,000 shares of the Company’s Class A common stock, subject to Board approval; (4) participation in the Company’s long-term incentive program; (5) vacation and other benefits generally available to other senior executives of the Company; (6) a living expense stipend of $4,500 per month through June 2020 to cover local living and transportation expenses while commuting; (7) payment by the Company for the cost of reasonable airfare and other business-related travel costs necessary for commuting to the Company’s headquarters until relocated in Utah; and (8) payment of relocation expenses no later than June 2020 to move to Utah. In 2021, Mr. Legg’s base salary was raised to $380,000 and he received PSUs and RSUs under the LTIP.

If Mr. Legg is terminated without cause (as defined by the Company’s severance policy), he will also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary. Upon termination without cause, all unvested stock options will be forfeited and cancelled.

Casey K. McGarvey

Mr. McGarvey became the Company’s Chief Legal Officer at the time of the Business Combination, having been the Chief Legal Officer of Purple LLC. In connection with his continuing appointment as Chief Legal Officer, Mr. McGarvey’s salary was raised in 2021 to $380,000 and he received PSUs and RSUs under the LTIP. Mr. McGarvey also receives vacation and other benefits generally available to other senior executives of the Company.

If Mr. McGarvey is terminated without cause (as defined by the Company’s severance policy), he will also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary. Upon termination without cause, all unvested PSUs and RSUs will be forfeited and cancelled

Patrice A. Varni

In connection with her appointment as Chief Marketing Officer, Ms. Varni entered into an offer letter with us on April 19, 2021 (the “Varni Offer Letter”) that includes the following terms: (1) an annual base salary of $400,000; (2) an annual bonus of 50% of annual base salary based on the Company’s and Ms. Varni’s performance; (3) a grant of RSUs for shares of the Company’s Class A common stock, with vesting over four-years of one-fourth of the units subject thereto on the first anniversary of the grant date and 1/48 of the units subject thereto on the first day of each subsequent month, in an amount determined by dividing her base salary by the market price on the day of grant, subject to Board approval; (4) participation in the Company’s long-term incentive program; and (5) vacation and other benefits generally available to other senior executives of the Company.

If Ms. Varni is terminated without cause (as defined by the Company’s severance policy), she will also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary. Upon termination without cause, all unvested RSUs will be forfeited and cancelled.

Potential Payments upon Termination or Change-in-Control

For provisions in individual employment agreements covering severance payments, see “Employment Agreements” above. For officers who do not have severance provisions in an employment agreement, the Company’s severance policy is to pay 14 weeks plus one week for each completed year of service of base salary. Such severance is paid out over the time period commensurate with the amount of the severance in installments coinciding with the Company’s regular payroll.

Under the DeMartini Employment Agreement, had Mr. DeMartini’s relationship with the Company been terminated on December 31, 2021, he would not have been entitled to any severance benefits. Under the Consultancy Agreement, had the Consultancy Agreement been terminated without cause on December 31, 2021, Mr. Nussbaum would have been entitled to the unpaid base compensation payable under the Consultancy Agreement through August 19, 2022, which amount would have been $579,032. Under the Company’s severance policy as described above, a termination of Mr. Legg, Mr. McGarvey or Ms. Varni on December 31, 2021, would have resulted in severance payments to each respectively of $116,923, $197,308 and $107,692.

Mr. Megibow signed a Separation Agreement and General Release on December 13, 2021 (“Megibow Separation Agreement”), which provides that he will act as an advisor to the CEO until June 30, 2022, and in exchange his post-termination exercise period of his stock options would be extended to November 30, 2022. The Megibow Separation Agreement also provides (i) severance of $500,000 paid over 18 months in installments coinciding with the Company’s regular payroll, (ii) annual bonus payable in 2022 for attaining performance metrics for 2021, which amount will be $0, and (iii) if he elects COBRA health insurance coverage, for 6 months a portion of his COBRA payment equal to the amount previously paid by the Company on his behalf for health insurance coverage, which amount is $13,780. In addition, Mr. Megibow received $43,822 at the time of his separation from the Company representing accrued but unused paid time off.

Mr. Phillips is receiving severance benefits pursuant to the provisions of the Phillips Offer Letter, which amount is $215,835 paid over six months in installments coinciding with the Company’s regular payroll. In addition, Mr. Phillips received $28,006 at the time of his separation from the Company representing accrued but unused paid time off.

The 2017 Plan, under which officers of the Company have received stock options, RSUs and PSUs, provides that in the event of a change-in-control that the Committee in its sole discretion may make equitable adjustments that include providing for an acceleration of exercisability and providing for a time period for exercise before a change-in-control. The Committee also has discretion cancel awards under the 2017 Plan and to pay cash or other compensation for the value thereof to holders, so long as such cancellation or termination does not materially affect the rights of any participant in the 2017 Plan. Generally, the individual grant agreements for awards made under the 2017 Plan provide that in the event of a change in control the terms of the 2017 Plan control.

The Megibow Employment Agreement and the Phillips Offer Letter contained change-in-control provisions that are not effective after their resignations.

Governance

Stock Ownership Guidelines

Our Senior Management and Independent, Non-Employee Directors Stock Ownership Guidelines, adopted November 12, 2020, require our NEOs and others to retain a certain level of equity granted to them. All participants in our LTIP and who receive equity grants under our 2017 Plan are subject to these stock ownership guidelines. These guidelines require that participants hold vested equity valued at a multiple of their base salary. Equity is valued at any point in time using a twenty-day volume weighted average share price. For the CEO, the multiple is 5X base salary, and for other NEOs it is 3X base salary. The deadline to hold equity valued at the respective multiple of base salary is the later of five years from November 12, 2020 or the date when equity first was granted under the 2017 Plan. Granted equity must be held and not sold by each recipient until the guideline threshold is met and thereafter equity must be held in a quantity at or above the threshold. These are guidelines that are within the discretion of the Board to adjust, such as to accommodate individual circumstances and unanticipated occurrences.

Clawback Policy

Our Incentive Compensation Clawback Policy, adopted May 5, 2020, sets out the terms under which we may seek to recover performance-based compensation from our officers. The purpose of the policy is to enable the Company to recoup performance-based compensation that is paid but it is subsequently determined not to have been earned. The Company may recoup all annual and long-term incentives with features based on the Company’s financial performance, whether paid in cash or equity. The policy provides for the recovery of incentive-based compensation awarded or paid to a NEO based on a performance measure that subsequently was restated, other than for changes in accounting rules, resulting in performance that would reduce the size of the award or payment. It also applies to all officers of the Company for willful commission or omission of an act which is illegal, fraudulent, intentionally or recklessly tortious or a bad faith breach of an employment duty that causes financial or reputational harm to the Company. The policy is administered with business judgment that takes into account various factors, such as the importance of a restated metric to the business, relative importance to other metrics, the size of the adjustment, the serious of the misconduct, the employee’s role and opportunity to avoid harm, the prompt disclosure of the act or omission, and any other factors that are deemed to be relevant. Discretion also is applied in determining the amount of recovery considering for example the harm suffered by the Company and the deterring effect in preventing repeated occurrences.

Annual Compensation Risk Assessment

The Committee regularly monitors and annually reviews our executive compensation program to determine, in consultation with LB&Co., whether the elements of the program are consistent with our executive compensation objectives and principles. As part of this, the Committee evaluates whether the Company’s risk management objectives are being met with respect to the executive compensation program and our compensation programs as a whole. If the elements of the program are determined to be inconsistent with our objectives and principles, or if any incentives are determined to encourage risks that are reasonably likely to have a material adverse effect on the Company, the elements are adjusted as necessary.

Following the Committee’s annual review in 2021, it was concluded that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, the Committee considered the following:

Program Attribute		Risk-Mitigating Effect

●	Compensation mix between fixed and variable components and levels, and the balance between short-term and long-term variable compensation	●	Competitive levels of fixed compensation eliminate any day-to-day personal concerns, while variable compensation ensures our executives are appropriately motivated and rewarded both in the short and long-term

●	The quality and reasonableness of incentive plan performance goals and payout formulas	●	Threshold, target and maximum performance and payout levels and funding formulas are not extreme, and goals are set within reach, thereby mitigating the likelihood of excessive risk taking in order to achieve a compensation result

●	The nature and breadth of the performance metrics that govern incentive compensation throughout the Company	●	Encourages executives to avoid sacrificing short-term performance for long-term performance and vice versa

●	The existence of a clawback policy	●	Subjects executives to a requirement to surrender any undue incentive compensation that was paid on the basis of financial results that were required to be restated (other than as a result of a change in the applicable accounting rules or interpretations) or when there is wrongful conduct

●	The existence of anti-pledging & anti-hedging policies	●	Ensures the alignment of interests generated by our executives’ equity holdings is not undermined by hedging or similar transactions

●	The existence of robust share ownership guidelines	●	Provides a clear link between the economic interests of executives and shareholders over the long-term

●	Use of independent compensation consultant that performs no other services for the Company	●	Helps ensure advice will not be influenced by conflicts of interest

Tax Considerations in Compensation Decisions

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain covered executives to the extent such compensation exceeds $1.0 million per covered officer in any year. While the Committee considers the deductibility of executive compensation under Section 162(m) when evaluating particular compensation programs in the context of the Committee’s broader compensation objectives and overall compensation philosophy, the Committee understands that it is possible that the compensation payable to our named executive officers will exceed the $1.0 million limit under Section 162(m).  We believe that in establishing the cash and equity incentive compensation programs for our named executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor.  For that reason, we may deem it appropriate to provide one or more named executive officers with the opportunity to earn incentive compensation, whether through annual cash incentive programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code.  We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the named executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Executive Compensation

The following table summarizes compensation information about our NEOs as of December 31, 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards (4)		Non-Equity Incentive Plan Compensation(6)	All Other Compensation(7)	Total
Robert T. DeMartini	2021	$—	$—	$445,210	(1)	$—		$—	$—	$445,210
Chief Executive Officer

Joseph B. Megibow	2021	484,615	—	—		1,878,252	(4)	—	604,383	2,967,250
Chief Executive Officer(8)	2020	479,231	—	—		2,181,817	(4)	440,800	81,165	3,158,013
	2019	450,000	—	171,244	(2)	267,881	(4)	403,000	99,424	1,391,549

Bennett L. Nussbaum	2021	—	—	—		18,759	(5)	—	220,968	239,727
Interim Chief Financial Officer(9)

Craig L. Phillips	2021	272,308	—	—		—		—	271,430	543,738
Chief Financial Officer & Treasurer(10)	2020	415,385	—	—		87,266	(4)	260,972	24,372	787,995
	2019	83,077	—	—		494,029	(4)	90,000	603,312	1,270,418

John A. Legg	2021	375,962	—	188,331	(3)	—		—	16,433	580,726
Chief Operating Officer(11)	2020	373,269	—	—		76,356	(4)	238,137	23,532	711,294
	2019	316,346	—	—		441,734	(4)	160,417	78,318	996,815

Casey K. McGarvey	2021	375,962	—	188,331	(3)	—		—	40,888	605,181
Chief Legal Officer	2020	371,344	—	—		75,256	(4)	238,137	15,288	700,025
	2019	345,000	—	—		108,712	(4)	155,250	14,215	623,177

Patrice A. Varni	2021	238,462	—	366,910	(3)	—		—	4,431	609,803
Chief Marketing Officer(12)

Notes

(1)	Mr. DeMartini was appointed the Chief Executive Officer on December 13, 2021 and began his employment on January 3, 2022. He was granted RSUs in December 2021 pursuant to the terms of his employment agreement. The RSU includes shares that vest in six equal installments over a six-month period beginning on February 3, 2022. The value represents the grant date fair value calculation as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 16, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022.

(2)	The value represents the grant date fair value of the performance unit share award granted in May 2019 pursuant to the terms of Mr. Megibow’s employment agreement, as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These shares vested and were awarded in September 2021.

(3)

The value represents the aggregate grant date fair value of RSUs and PSUs as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the awards reported in this column, refer to Note 16, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022. For Mr. Legg and Mr. McGarvey, the PSU awards at the grant date assuming the highest level of the performance conditions were achieved would have a value of $256,907 each.

(4)

The value represents the aggregate grant date fair value of awarded options as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 16, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022.

(5)

The value represents the aggregate grant date fair value of stock appreciation rights (“SARS”) as computed in accordance with FASB ASC Topic 718. On December 13, 2021, Mr. Nussbaum was awarded SARS on 20,000 shares of Class A common stock with a strike price of $26.00 per share with the appreciation right not to exceed $10.00 per share. The vesting date is August 19, 2022.  On December 13, 2021, he was also awarded SARS on 20,000 shares of Class A common stock with a strike price of $12.60 per share and a vesting date of August 19, 2022. Both awards are to be settled in cash.

(6)	The figures shown for non-equity incentive plan compensation represent cash bonus amounts earned in connection with the achievement of certain financial and operational objectives established under the Company’s short-term incentive program. This compensation is subject to the clawback policy. See the discussion under the heading “Governance Policies and Guidelines — Incentive Compensation Clawback Policy” above for additional details regarding our clawback policy.

(7)	“All other compensation” for fiscal 2021 is comprised of the following:

For Mr. Megibow, $500,000 in severance payments relating to his termination, representing twelve months base salary to be paid out in equal bi-weekly installments over an 18-month period starting 60-days after termination of employment, $43,822 of accrued but unused vacation paid out in cash upon termination, $13,780 in insurance COBRA payments over a 6 month period, $15,000 related to living stipend payments and $17,176 for certain travel expenses pursuant to his employment agreement, $14,500 related to the Company’s contribution to the employee 401(k) retirement plan and $105 related to other non-cash compensation upon the gifting of certain company products.

For Mr. Phillips, $215,835 in severance payments relating to his termination, representing six and a half months base salary paid out in equal bi-weekly installments over a six and a half month period, $28,006 of accrued but unused vacation paid out in cash upon termination, $12,343 for certain travel expenses pursuant to his employment agreement, $14,500 related to the Company’s contribution to the employee 401(k) retirement plan and $746 related to other non-cash compensation upon the gifting of certain company products.

For Mr. Legg, $15,785 related to the Company’s contribution to the employee 401(k) retirement plan and $648 related to other non-cash compensation upon the gifting of certain company products.

For Mr. McGarvey, $22,328 representing payment for accrued but unused paid time off, $15,231 related to the Company’s contribution to the employee 401(k) retirement plan and $3,329 related to other non-cash compensation upon the gifting of certain company products.

For Ms. Varni, $4,308 related to the Company’s contribution to the employee 401(k) retirement plan and $124 related to other non-cash compensation upon the gifting of certain company products.

“All other compensation” for fiscal 2020 is comprised of the following:

For Mr. Megibow, $60,000 related to living stipend payments and $5,915 for certain travel expenses pursuant to his employment agreement and $14,250 related to the Company’s contribution to the employee 401(k) retirement plan.

For Mr. Phillips, $9,912 for certain travel expenses pursuant to his employment agreement, $14,250 related to the Company’s contribution to the employee 401(k) retirement plan and $310 related to other non-cash compensation upon the gifting of certain company products.

For Mr. Legg, $9,000 related to living expense stipend payments pursuant to his employment agreement, $14,250 related to the Company’s contribution to the employee 401(k) retirement plan and $282 related to other non-cash compensation upon the gifting of certain company products.

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

(8)	Mr. Megibow resigned as Chief Executive Officer on December 13, 2021.

(9)	Mr. Nussbaum was appointed as the Interim Chief Financial Officer on August 18, 2021. Pursuant to terms of his consultant agreement, he is paid $50,000 per month for his services which is included as “Other Compensation.”

(10)	Mr. Phillips served as the Interim Chief Financial Officer from March 16, 2019 through September 30, 2019 and joined the Company as a full-time employee and Chief Financial Officer on October 1, 2019. Mr. Phillips resigned as Chief Financial Officer on August 31, 2021.

(11)	Mr. Legg joined the Company as Chief Operating Officer on January 21, 2019.

(12)	Ms. Varni joined the Company as Chief Marketing Officer on May 24, 2021.

Grants of Plan-Based Awards

The following table provides information on awards in fiscal 2021 to each of the Company’s NEOs. There can be no assurance that the Grant Date Fair Value of the Stock Awards, as listed in this table, will ever be realized. These Grant Date Fair Value amounts also are included in the “Stock Awards” column of the Summary Compensation Table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	Awards ($)
												(10)
Robert T. DeMartini	12/15/2021	(1)	—	—	—	—	—	—	47,616	—	—	445,210
Joseph B. Megibow	05/07/2021	(2)	220,500	339,231	508,846	—	—	—	—	—	—	—
	10/01/2021	(3)	—	—	—	—	—	—	—	179,340	22.57	1,397,059
Bennett L. Nussbaum	08/19/2021	(4)				—	—	—	—	20,000	26.00	430
	12/13/2021	(5)	—	—	—	—	—	—	—	20,000	12.60	18,329
Craig L. Phillips	—		—	—	—	—	—	—	—	—	—	—
Casey K. McGarvey	05/07/2021	(6)	122,188	187,981	281,972	—	—	—	—	—	—	—
	08/11/2021	(7)	—	—	—	—	—	—	3,056	—	—	84,315
	08/11/2021	(8)	—	—	—	1,419	5,675	5,675	—	—	—	104,016
John A. Legg	05/07/2021	(6)	122,188	187,981	281,972	—	—	—	—	—	—	—
	08/11/2021	(7)	—	—	—	—	—	—	3,056	—	—	84,315
	08/11/2021	(8)	—	—	—	1,419	5,675	5,675	—	—	—	104,016
Patrice A. Varni	05/24/2021	(6)	77,500	119,231	178,847	—	—	—	—	—	—	—
	05/28/2021	(9)	—	—	—	—	—	—	12,865	—	—	366,910

(1)	RSU award granted on December 15, 2021 that vests in six equal monthly installments over a six-month period beginning on February 3, 2022.
(2)	This amount represents a short-term cash incentive granted pursuant to Mr. Megibow’s employment agreement.
(3)	Stock option award granted on October 1, 2021 with one-fourth of the shares vesting on October 1, 2022, and 1/48 of the remaining shares vesting on the first day of each month thereafter. This award was subsequently forfeited on December 13, 2021 upon Mr. Megibow’s resignation.
(4)	SARS award granted on December 13, 2021 that stipulates if Interim CFO remains in service with the Company until August 19, 2022 and the Volume Weighted Average Price per share of our Class A Common Stock during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $26.00 per share, the Company will pay Interim CFO a cash payment equal to the amount per share in excess of $26.00 per share, but in no event greater than $36.00 per share, multiplied by a factor of 20,000. Award shall be settled in cash.
(5)	SARS award granted on December 13, 2021 with vesting on August 19, 2022 if Interim CFO remains in continuous service until that date. Award shall be settled in cash.
(6)	Pursuant to terms of STIP. See Short-term (Cash) Incentive Compensation Plan on page 16.
(7)	RSU award granted on August 11, 2021 with one-third of the shares vesting on March 15, 2022, one-third on March 15, 2023 and one-third on March 15, 2024.
(8)	PSU award granted on August 11, 2021 with vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.
(9)	RSU award granted on May 28, 2021 pursuant to Ms. Varni’s offer letter, with one-fourth of the shares vesting on May 28, 2022, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(10)	The grant date fair value calculations are computed in accordance with FASB ASC Topic 718 with respect to the RSUs or stock options awarded in fiscal 2021. RSUs include shares that vest with the passage of time and shares that vest upon achievement of a performance condition. The estimated fair value of the RSUs with a performance condition were measured on the grant date and incorporated the probability of vesting occurring. A discussion of the relevant assumptions made in the valuation of these awards can be found in Note 16, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 1, 2022.

Outstanding Equity Awards at Fiscal 2021 Year End

The following table describes outstanding equity awards held by the Company’s NEOs as of December 31, 2021.

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Robert T. DeMartini	—		—		—		—	—		47,616	(1)	631,864	(2)	—		—

Joseph B. Megibow	425,932	(3)	—		—		5.95	11/30/2022	(4)	—		—		—		—
	97,142	(3)	—		—		8.55	11/30/2022	(4)	—		—		—		—
	15,005	(3)	—		—		13.12	11/30/2022	(4)	—		—		—		—
	52,307	(3)	—		—		21.70	11/30/2022	(4)	—		—		—		—

Bennett L. Nussbaum	—		—		20,000	(5)	26.00	08/19/2022		—		—		—		—
	—		—		20,000	(6)	12.60	08/19/2022		—		—		—		—

Craig L. Phillips	—		—		—		—	—		—		—		—		—

Casey K. McGarvey	38,525	(7)	17,512	(7)	—		6.51	05/22/2024		—		—		—		—
	6,902	(8)	8,875	(8)	—		13.12	05/18/2025		—		—		—		—
	—		—		—		—	—		3,056	(9)	40,553	(2)	—		—
	—		—		—		—	—		—		—		5,675	(10)	75,307	(2)

John A. Legg	137,083	(11)	72,917	(11)	—		5.75	02/20/2024		—		—		—		—
	7,002	(8)	9,004	(8)	—		13.12	05/18/2025		—		—		—		—
	—		—		—		—	—		3,056	(9)	40,553	(2)	—		—
	—		—		—		—	—		—		—		5,675	(10)	75,307	(2)

Patrice A. Varni	—		—		—		—	—		12,865	(12)	170,719	(2)	—		—

(1)	RSU award granted on December 15, 2021 that vests in six equal monthly installments over a six-month period beginning on February 3, 2022.
(2)	Calculated as unvested stock awards multiplied by $13.27, the closing market price of our Class A Common Stock on December 31, 2021.
(3)	Options vested as of the former Chief Executive Officer's resignation on December 13, 2021.
(4)	The post-termination exercise period for these vested stock options was extended to November 30, 2022 in accordance with the former Chief Executive Officer's separation agreement upon his resignation on December 13, 2021.
(5)	SARS award granted on December 13, 2021 that stipulates if Interim CFO remains in service with the Company until August 19, 2022 and the Volume Weighted Average Price per share of our Class A Common Stock during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $26.00 per share, the Company will pay Interim CFO a cash payment equal to the amount per share in excess of $26.00 per share, but in no event greater than $36.00 per share, multiplied by a factor of 20,000. Award shall be settled in cash.
(6)	SARS award granted on December 13, 2021 with vesting on August 19, 2022 if Interim CFO remains in continuous service until that date. Award shall be settled in cash.
(7)	Grant date of May 23, 2019 with one-fourth of the shares vesting on March 15, 2020, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(8)	Grant date of May 18, 2020 with one-fourth of the shares vesting on March 15, 2021, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(9)	RSU award granted on August 11, 2021 with one-third of the shares vesting on March 15, 2022, one-third on March 15, 2023 and one-third on March 15, 2024.
(10)	PSU award granted on August 11, 2021 with vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.
(11)	Grant date of February 20, 2019 with one-fourth of the shares vesting on February 20, 2020, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(12)	RSU award granted on May 28, 2021 pursuant to Ms. Varni’s offer letter, with one-fourth of the shares vesting on May 28, 2022, and 1/48 of the remaining shares vesting on the first day of each month thereafter.

Option Exercises and Stock Vested

The following table provides information on stock option exercises and vesting of stock awards for each of the Company’s named executive officers during the fiscal year ended December 31, 2021.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Joseph B. Megibow	—	—		50,000	(2)	1,051,000	(3)
Craig L. Phillips	102,832	1,438,703	(1)	—		—

(1)	Value realized on exercise represents the difference between the fair market value of our Class A common stock on the date of exercise and the exercise price of the stock options exercised.
(2)	Represents the number of restricted stock award shares that vested on September 30, 2021 upon attainment of certain vesting conditions including a market vesting condition.
(3)	Value realized on vesting is based on the fair market value of our Class A common stock on the date of vesting.

Director Compensation

Compensation for non-employee directors is determined by the Board. In 2021, compensation earned by Joseph B. Megibow and Robert T. DeMartini was earned in their capacity as named executive officers and is described above. In 2020 the Board initially determined that each non-employee director receive $100,000 in annual compensation, which shall be split 50% in cash and 50% in equity of the Company. In addition, the chair of the Audit Committee received additional annual compensation of $15,000. The chair of the Human Capital & Compensation Committee received additional annual compensation of $10,000 and the Lead Independent Director received an additional $10,000, all of which shall also be split 50% in cash and 50% in equity of the Company. The Board subsequently determined that each non-employee director receive 25% additional compensation, all of which would be awarded in equity of the Company.

Our non-employee directors earned the following compensation for their service during our fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Pano T. Anthos	78,125	86,160	—	—	—	164,285
Gary T. DiCamillo	100,000	95,998	—	—	—	195,998
Adam L. Gray	85,625	86,160	—	—	—	171,785
Claudia Hollingsworth	90,625	86,160	—	—	—	176,785
Gary A. Kiedaisch	78,125	86,160	—	—	—	164,285
Paul J. Zepf	103,125	110,769	—	—	—	213,894
Dawn M. Zier	78,125	86,160	—	—	—	164,285

(1)	Equity compensation paid to directors is in the form of fully vested stock. The value reported was computed in accordance with FASB ASC Topic 718 by multiplying the number of shares issued times the closing trading price on the date of issuance.

Pay Ratio Disclosure

The following provides information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.

For fiscal year 2021, we determined that the total compensation of our median employee was $30,105, compared to our CEO’s annualized total compensation of $2,982,635. Based on this information, the 2021 ratio of the annual total compensation of our CEO to our median employee’s annual total compensation was estimated to be 99 to 1.

Because Mr. Megibow resigned as CEO on December 13, 2021, we annualized his total compensation of $2,967,250 described in the Summary Compensation Table above, to arrive at the annualized total compensation of $2,982,625 used for the ratio of the annual total compensation for our CEO to the annual total compensation of our median employee.

The annualization of Mr. Megibow’s total compensation is shown in the following table:

	Actual	For CEO Pay Ratio: Annualized plus One-Time
Pay Components	Amounts	Amounts	Rational
Salary	$484,615	$500,000	Annualized base salary
Bonus	—	—	No bonus earned in 2021
Stock Awards	—	—	No stock awards granted in 2021
Option Awards	1,878,252	1,878,252	One-time awards not annualized
Non-Equity Incentive Plan Compensation	—	—	No incentive earned in 2021
All Other Compensation	604,383	604,383	One-time items not annualized
Total	$2,967,250	$2,982,635

In determining the median employee, we chose the payroll from December 3, 2021 to identify the population of employees. This was the last payroll before our former CEO, Joe Megibow resigned from the Company. Our median employee was selected from the relevant employee population using W-2 wages, which was consistently applied across our employee population (excluding our former CEO). In determining our median employee, we did not use any of the exemptions permitted under SEC rules. Similarly, we did not rely on any material assumptions, adjustments (e.g. cost-of-living adjustments) or estimates (e.g. statistical sampling) to identify our median employee or determine annual total compensation or any elements of annual total compensation of our median employee or former CEO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 relating to our equity compensation plan:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted- average Exercise Price of Outstanding Options and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders(1)	1,291,245	$9.67	2,133,952
Equity compensation plans not approved by stockholders(3)	425,932	$5.95	—
Total	1,717,177	$8.65	2,133,952

(1)	A total of 4,100,000 shares of Class A common stock have been reserved for issuance under the 2017 Equity Incentive Plan. As of December 31, 2021, a total of 167,546 shares, 54,357 shares of restricted stock and 1,744,145 options to purchase shares of our Class A common stock have been issued under the plan, net of forfeitures and cancellations.

(2)	Excludes the impact of service and market condition restricted stock, which vest for no consideration.

(3)

Pursuant to his employment agreement (see the section above titled “Executive Compensation”), an inducement grant was made on October 1, 2018 to Joseph B. Megibow outside of the 2017 Plan, in accordance with Nasdaq Listing Rule 5635(c). The options have an exercise price of $5.95 per share and represent the vested amount of the grant on the date of termination.  Mr. Megibow has until November 30, 2022 to exercise.

Long Term Incentive Plan

Our Board has approved a Long-Term Equity Incentive Plan (the “LTIP”) pursuant to the 2017 Plan. Participation in the LTIP is limited to key employees who are employed to serve as Senior Vice Presidents, Vice Presidents or Senior Directors of the Company. Not all eligible employees are guaranteed to participate in the plan, as participation will be subject to Board discretion and approval. The LTIP is administered by the Human Capital & Compensation Committee as authorized by the Board.

Subject to the terms of the LTIP, options to purchase shares of Class A common stock of the Company are awarded to participants by entering into a grant agreement with the participant. Such grants are made during open trading windows under the Company’s Insider Trading Policy. The grant agreement provides a vesting schedule governing the exercisability of the options. The LTIP includes five calendar plan years from January 1, 2019 through December 31, 2023.

Each participant is eligible to receive an annual grant of options to purchase shares of Class A common stock of the Company in an amount determined by dividing the “equity level” applicable to each participant by the fair market value of the Class A common stock of the Company. The “equity level” applicable to each participant is determined by multiplying (x) the percentage set forth in the participation letter issued by the Company to the participant by (y) the participant’s annual base salary.

Options granted under the LTIP during the year ended December 31, 2020 each have a 5-year term and are subject to vesting with the first 12/48ths vesting occurring on March 15, 2021 and the remainder vesting 1/48th the first day of each subsequent month. Vesting is dependent upon continuing employment. The strike price is the higher of the closing stock price or 30-day VWAP on the date of the grant.

The purpose of the LTIP is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees option awards in order to attract, retain and reward these individuals and strengthen the mutuality of interests between them and the Company’s stockholders.

The Purple Innovation, Inc. 2017 Equity Incentive Plan

We intend to use stock-based awards to reward long-term performance of the named executive officers and certain key employees. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards aligns the incentives of the named executive officers with the interests of our stockholders and serves to motivate and retain these individuals. Stock-based awards are awarded under the 2017 Plan, which has been adopted by our Board and approved by our stockholders.

The purpose of this plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, directors and consultants equity-based incentive awards in order to attract, retain and reward these individuals and strengthen the mutuality of interests between them and the Company’s stockholders.

The 2017 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards.

Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan.

The aggregate number of shares of Class A common stock which may be issued or used for reference purposes under the 2017 Plan or with respect to which awards may be granted may not exceed 4,100,000, which was approximately 7.5% of our common stock following the completion of the Business Combination and currently is approximately 6.1% of our outstanding common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information known to us regarding the beneficial ownership of shares of common stock of the Company as of March 8, 2022 by:

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

	Class A Stock		Class B Stock
5% Stockholders, Directors, Executive Officers	Shares Beneficially Owned	Percentage of Outstanding Class A Stock Beneficially Owned	Shares Beneficially Owned	Percentage of Outstanding Class B Stock Beneficially Owned
Coliseum Investors(2)	23,277,798	34.9%	—	—
FMR, LLC(3)	7,930,285	11.9%	—	—
Schwartz Investment Counsel, Inc.(4)	3,396,030	5.1%	—	—
Wasatch Advisors, Inc.(5)	6,950,771	10.5%	—	—
BlackRock, Inc.(6)	3,562,663	5.4%	—	—
Janus Henderson Group plc(7)	4,415,250	6.6%	—	—
Joseph B. Megibow (8)	693,886	*	—	—
Craig L. Phillips (9)	3,000	*	—	—
Robert T. DeMartini (10)	31,744	*	—	—
Bennett L. Nussbaum	—	*	—	—
John A. Legg(11)	215,792	*	—	—
Casey K. McGarvey (12)	101,626	*	95,000	21.2%
Patrice A. Varni	—	*	—	—
Pano T. Anthos(13)	26,274	*	—	—
Gary T. DiCamillo(14)	129,776	*	—	—
Adam L. Gray(2)	23,277,798	34.9%	—	—
Claudia Hollingsworth(15)	23,886	*	—	—
Gary A. Kiedaisch(16)	78,443	*	—	—
Paul J. Zepf(17)	72,831	*	—	—
Dawn M. Zier(18)	24,442	*	—	—
All directors and executive officers(19) (16 individuals)	23,377,114	35.1%	95,000	21.2%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Purple Innovation, Inc. 4100 North Chapel Ridge Road, Suite 200, Lehi, Utah 84043.

(2)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Coliseum Investors is based solely on a Schedule 13D/A filed by CCM on March 8, 2022. According to the Schedule 13D/A, CCM and related entities beneficially own shares of Class A Stock as follows:

Entity	Shared Voting Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
Coliseum Capital Management, LLC	23,277,798	23,277,798	23,277,798
Coliseum Capital, LLC	18,448,339	18,448,339	18,448,339
Coliseum Capital Partners, L.P.	15,890,856	15,890,856	15,890,856
Coliseum Capital Co-Invest III, L.P.	2,557,483	2,557,483	2,557,483
Adam Gray	23,277,798	23,277,798	23,277,798
Christopher Shackelton	23,277,798	23,277,798	23,277,798

The business address of CCM and related persons and entities is 105 Rowayton Avenue, Rowayton, Connecticut 06853.

(3)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by FMR LLC is based solely on a Schedule 13G/A filed by FMR LLC on February 9, 2022. According to the Schedule 13G/A, FMR LLC and related entities beneficially own shares of Class A Stock as follows:

Entity	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
FMR LLC	2,914,982	—	7,930,285	—	7,930,285
Abigail P. Johnson	—	—	7,930,285	—	7,930,285

The business address of each entity is 245 Summer Street, Boston, Massachusetts 02210.

(4)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Schwartz Investment Counsel, Inc. and Schwartz Investment Trust is based solely on a Schedule 13G/A filed by Schwartz Investment Counsel, Inc. and Schwartz Investment Trust on January 12, 2022. According to the Schedule 13G, Schwartz Investment Counsel, Inc. and Schwartz Investment Trust beneficially own shares of Class A Stock as follows:

Entity	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
Schwartz Investment Counsel, Inc.	3,379,030	—	3,379,030	—	3,379,030
Schwartz Investment Trust	17,000	—	17,000	—	17,000

The business address of each entity is 801 W. Ann Arbor Trail, Suite 244, Plymouth, MI 48470.

(5)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Wasatch Advisors, Inc. is based solely on a Schedule 13G filed by Wasatch Advisors, Inc. on February 10, 2022. According to the Schedule 13G, Wasatch Advisors, Inc. beneficially holds sole voting and dispositive power with respect to 6,950,771 shares of Class A Stock. The business address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(6)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by BlackRock, Inc. is based solely on a Schedule 13G filed by BlackRock, Inc. on February 4, 2022. According to the Schedule 13G, BlackRock, Inc. beneficially holds sole voting and dispositive power with respect to 3,562,663 shares of Class A Stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Janus Henderson Group plc and Janus Henderson Triton Fund is based solely on a Schedule 13G Janus Henderson Group plc and Janus Henderson Triton Fund on February 11, 2022. According to the Schedule 13G, Janus Henderson Group plc and Janus Henderson Triton Fund beneficially own shares of Class A Stock as follows:

Entity	Shared Voting Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
Janus Henderson Group plc	4,415,250	4,415,250	4,415,250
Janus Henderson Triton Fund	3,901,774	3,901,774	3,901,774

(8)	Consists of (i) 103,500 shares of Class A Stock as confirmed by Mr. Megibow to the Company on March 7, 2022, and (ii) 590,386 shares of Class A Stock issuable upon the exercise of stock options that are exercisable within 60 days. Mr. Megibow resigned from his position as Chief Executive Officer and as a director effective December 13, 2021.

(9)	Consists of 3,000 shares of Class A Stock as confirmed by Mr. Phillips to the Company on March 7, 2022. Mr. Phillips’ employment as Chief Financial Officer was terminated August 18, 2021.

(10)	Consists of (i) 15,872 shares of Class A Stock and (ii) 15,872 Restricted Stock Units that are scheduled to vest and convert into Class A Stock within 60 days.

(11)	Consists of (i) 2,980 shares of Class A Stock, (ii) 211,794 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days, and (iii) 1,018 shares of Class A Stock issuable upon the vesting of Restricted Stock Units within 60 days.

(12)	Consists of (i) 47,700 shares of Class A Stock, (ii) 95,000 shares of Class B Stock, (iii) 52,908 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days, and (iv) 1,018 shares of Class A Stock issuable upon the vesting of Restricted Stock Units within 60 days.

(13)	Consists of 26,274 shares of Class A Stock.

(14)	Consists of (i) 83,085 shares of Class A Stock, and (ii) warrants to purchase 46,691 shares of Class A Stock.

(15)	Consists of 23,886 shares of Class A Stock held by i2CEO, LLC. Ms. Hollingsworth has voting and dispositive control over such securities held by i2CEO, LLC. Ms. Hollingsworth disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(16)	Consists of 78,443 shares of Class A Stock.

(17)	Consists of 72,831 shares of Class A Stock.

(18)	Consists of 24,442 shares of Class A Stock.

(19)	Includes two additional executive officers not required to be listed above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Information regarding director independence is incorporated herein by reference from the material under the heading “Director Independence” under Item 10 of this Form 10-K/A.

Related Party Transactions

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of Coliseum Capital Partners, L.P. (“CCP”) and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of CCM, which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell.

In May 2021, CCP, CDF, Blackwell, and Coliseum Capital Co-Invest III, L.P. (collectively, the “Coliseum Entities”) completed an underwritten secondary public offering of shares of the Company’s Class A Common Stock. Under the terms of the registration rights agreement between the Company and the Coliseum Entities dated February 2, 2018, pursuant to which the resale of the shares of Class A Common Stock was registered, the Company was obligated to pay the underwriting discounts and commissions incurred by the Coliseum Entities in connection with the sale. On May 21, 2021, the Company paid approximately $7.7 million in underwriting discounts and commissions relating to the sale by the Coliseum Entities.

Policies and Procedures for Related Person Transactions

Our Audit Committee must review and approve any related person transaction we propose to enter into. Our Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the company and our stockholders. A summary of such policies and procedures is as follows:

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

Item 14. Principal Accountant Fees and Services

Audit Committee Pre-approval Policies

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

Fees Paid to Auditors

The following table presents fees for professional services rendered by our principal accountants over the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q and 10-K, and fees billed for other services. BDO USA, LLP was our principal accountant as of December 31, 2021.

(in thousands)	2021	2020
Audit fees(1)	$1,763	$1,798
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,763	$1,798

(1)

Audit Fees consist of fees for the audit of the Company’s annual financial statements for 2021 and 2020 and services in connection with registration statements filed in 2021 and 2020. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with registration statements or completing financial transactions during the respective fiscal years.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
3.3	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference into Exhibit 3.3 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-204907) filed with the SEC on July 13, 2015)
4.4	Warrant Agreement dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 4, 2015)
4.5	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
4.6	Description of Registered Securities (incorporated by reference into Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8	Registration Rights Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Non-Competition and Non-Solicitation Agreement, dated February 2, 2018, by and among Purple Innovation, Inc., InnoHold, LLC, Purple Innovation, LLC, Terry Pearce and Tony Pearce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Subscription and Backstop Agreement, dated January 29, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Baleen Capital Investors II LLC, Baleen Capital Fund LP, Greenhaven Road Capital Fund 1, L.P., Royce Value Trust, Inc., David Capital Partners Fund, LP, Pleiades Investment Partners – DC, L.P. and Dane Capital Fund LP (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.16	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.17	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.18	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.19	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.20+	Employment Agreement with the Company and Joseph B. Megibow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 25, 2018)
10.21+	Offer Letter between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2018)
10.22+	Amended and Restated Option Grant Agreement between the Company and Mark A. Watkins (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A (File No. 001-37523) filed with the SEC on November 9, 2018)
10.23†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.24+	Offer Letter between Purple Innovation, LLC and John Legg dated January 12, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 14, 2019)
10.25+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.26	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.27	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.28	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.29+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.30+	Purple Innovation, Inc. 2019 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.31	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.32+	Settlement and General Release of Claims Agreement dated May 28, 2019 between Purple Innovation, Inc. and Mark Watkins (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.33+	Employment Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.34+	Option Grant Agreement between the Company and Craig L. Phillips (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 4, 2019)
10.35	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.36	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)

10.37	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2020)
10.38	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.39	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.40	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.41	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.42	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.43	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.44+	Purple Innovation, Inc. 2020 Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.45	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.46+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.47	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.48	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.49	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
10.50	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.51	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.52+	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)

10.53+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.54+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.55+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.56+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 12, 2021)
10.57+	Separation Agreement and General Release, dated December 13, 2021, by and between Purple Innovation, Inc. and Joseph B. Megibow (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.58+	Employment Agreement, dated December 13, 2021, by and between Purple Innovation, Inc. and Robert T. DeMartini (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.59+	Amended and Restated Consultancy Agreement, dated December 13, 2021, by and between Purple Innovation, Inc. and Bennett Nussbaum (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 13, 2021)
10.60	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by to exhibit 10.60 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
14.1	Code of Ethics of Purple Innovation, Inc. (incorporated by reference into Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 16, 2022	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)