Form 10-Q
period 2022-03-31
Purple Innovation, Inc.
filed 2022-05-10
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 9, 2022, 82,645,676 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,698	$91,616
Accounts receivable, net	29,006	25,430
Inventories, net	105,826	98,690
Prepaid expenses	7,262	8,064
Other current assets	5,483	5,702
Total current assets	210,275	229,502
Property and equipment, net	119,939	112,614
Operating lease right-of-use assets	75,578	68,037
Intangible assets, net	14,199	13,204
Deferred income taxes	219,703	217,791
Other long-term assets	1,255	1,322
Total assets	$640,949	$642,470

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,884	$79,752
Accrued sales returns	5,146	7,116
Accrued compensation	11,737	8,928
Customer prepayments	4,861	10,854
Accrued sales tax	3,290	4,672
Accrued rebates and allowances	7,009	10,169
Operating lease obligations – current portion	8,408	7,053
Warrant liabilities	415	—
Other current liabilities	7,625	13,470
Total current liabilities	111,375	142,014
Debt, net of current portion	37,353	94,113
Operating lease obligations, net of current portion	89,392	81,159
Warrant liabilities	—	4,343
Tax receivable agreement liability, net of current portion	161,970	162,239
Other long-term liabilities, net of current portion	14,574	12,061
Total liabilities	414,664	495,929

Commitments and contingencies (Note 13)

Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 82,638 issued and outstanding at March 31, 2022 and 66,493 issued and outstanding at December 31, 2021	8	7
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at March 31, 2022 and at December 31, 2021	—	—
Additional paid-in capital	500,824	407,591
Accumulated deficit	(275,327)	(261,825)
Total stockholders’ equity	225,505	145,773
Noncontrolling interest	780	768
Total stockholders’ equity	226,285	146,541
Total liabilities and stockholders’ equity	$640,949	$642,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenues, net	$143,179	$186,429
Cost of revenues	91,553	98,905
Gross profit	51,626	87,524
Operating expenses:
Marketing and sales	49,959	54,368
General and administrative	17,888	14,526
Research and development	2,143	1,723
Total operating expenses	69,990	70,617
Operating income (loss)	(18,364)	16,907
Other income (expense):
Interest expense	(1,023)	(570)
Other income (expense), net	17	(68)
Tax receivable agreement benefit	—	174
Change in fair value – warrant liabilities	3,928	9,147
Total other income, net	2,922	8,683
Net income (loss) before income taxes	(15,442)	25,590
Income tax benefit (expense)	1,811	(4,651)
Net income (loss)	(13,631)	20,939
Net income (loss) attributable to noncontrolling interest	(129)	115
Net income (loss) attributable to Purple Innovation, Inc.	$(13,502)	$20,824

Net income (loss) per share:
Basic	$(0.20)	$0.32
Diluted	$(0.20)	$0.17
Weighted average common shares outstanding:
Basic	67,058	64,592
Diluted	67,506	68,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(13,502)	(13,502)	(129)	(13,631)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Vesting of restricted stock units	25	—	—	—	—	—	—	—	—
Issuance of stock upon secondary offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(275,327)	$225,505	$780	$226,285

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax receivable agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(13,631)	$20,939
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,842	1,549
Non-cash interest	148	129
Change in fair value – warrant liabilities	(3,928)	(9,147)
Tax receivable agreement benefit	—	(174)
Stock-based compensation	542	479
Non-cash lease expense	1,853	953
Deferred income taxes	(1,912)	1,835
Changes in operating assets and liabilities:
Accounts receivable	(3,576)	(12,507)
Inventories	(7,136)	2,444
Prepaid expenses and other assets	1,021	2,109
Accounts payable	(15,900)	(10,408)
Accrued sales returns	(1,970)	(148)
Accrued compensation	2,757	(4,435)
Customer prepayments	(5,993)	1,648
Accrued rebates and allowances	(3,160)	(5,327)
Operating lease obligations	(1,435)	(809)
Other accrued liabilities	4,197	1,479
Net cash used in operating activities	(44,281)	(9,391)

Cash flows from investing activities:
Purchase of property and equipment	(12,631)	(12,285)
Investment in intangible assets	(447)	(69)
Net cash used in investing activities	(13,078)	(12,354)

Cash flows from financing activities:
Payments on term loan	(2,531)	(563)
Payments on revolving line of credit	(55,000)	—
Payments for debt issuance costs	(1,242)	—
Proceeds from secondary stock offering	93,125	—
Payments for secondary stock offering costs	(230)	—
Proceeds from InnoHold indemnification payment	—	4,142
Tax receivable agreement payments	(5,847)	(628)
Distributions to members	—	(545)
Proceeds from exercise of warrants	—	116
Proceeds from exercise of stock options	166	83
Net cash provided by financing activities	28,441	2,605

Net decrease in cash	(28,918)	(19,140)
Cash and cash equivalents, beginning of the year	91,616	122,955
Cash and cash equivalents, end of the period	$62,698	$103,815

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$863	$430
Cash paid during the period for income taxes	$44	$519

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$4,730	$4,168
Non-cash leasehold improvements	$—	$701
Accrued tax distributions	$228	$99
Tax receivable agreement liability	$—	$777
Deferred income taxes	$—	$971
Exercise of warrant liabilities	$—	$64,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

The Company’s mission is to improve the lives of our consumers by delivering innovative better sleep solutions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc. and its controlled subsidiary Purple LLC. All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2022, Purple Inc. held approximately 99% of the common units of Purple LLC and Purple LLC Class B Unit holders held approximately 1% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2022, Purple Inc. had approximately a 99% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held approximately 1% of the economic interest in Purple LLC as of March 31, 2022. For further discussion see Note 15 — Stockholders’ Equity.

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

Restructuring Charges

In February 2022, because of lower-than-expected demand and higher labor and overhead costs that adversely affected our results of operations in the fourth quarter of 2021 which continued into the first quarter of 2022, the Company completed a restructuring of its workforce to improve efficiencies and realign the Company’s cost structure to focus on quality of earnings in our current core business. As a result of the realignment and restructuring, the Company reduced employee headcount and incurred severance charges of $1.2 million during the three months ended March 31, 2022. Other cost reduction and efficiency efforts have also been initiated to improve costs and increase margins. In the event the Company’s cash flow from operations or other sources of financing are less than anticipated or required by bank covenants, the Company believes it will be able to fund operating expenses based on its ability to scale back operations, reduce marketing spend, use the liquidity available under its revolving line of credit and postpone or discontinue growth strategies.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company plans to apply the guidance in this update to account for any contract modifications that result from changes in the reference rate used. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements and related disclosures. The interest rates on the Company’s term loan and revolving line of credit were based on LIBOR. In February 2022, the Company entered into an amendment to the 2020 Credit Agreement that changed the interest reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The change to SOFR did not have any impact on the Company’s condensed consolidated financial statements – see Note 10—Debt for discussion of the amendment to the 2020 Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

3. Secondary Offering

In March 2022, the Company completed a secondary offering of 16.1 million shares of Class A common stock, which included the underwriters exercising their over-allotment option in full to purchase an additional 2.1 million shares. The underwriter purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriter to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A, up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriter at a price of $6.10 per share. The aggregate gross proceeds received by the Company from the secondary offering, including the exercise of the over-allotment, was $93.1 million. After deducting offering expenses of $0.2 million, aggregate net proceeds totaled $92.9 million.

4. Fair Value Measurements

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

Level 2—Significant other observable inputs (i.e.,. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

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

The sponsor warrant liabilities (see Note 11 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(In thousands)	Level	March 31, 2022	December 31, 2021
Sponsor warrants	3	$415	$4,343

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2022 and 2021:

(In thousands)	Sponsor Warrants
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(3,928)
Fair value as of March 31, 2022	$415

Fair value as of December 31, 2020	$92,708
Fair value of warrants exercised	(64,146)
Change in valuation inputs(1)	(9,147)
Fair value as of March 31, 2021	$19,415

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

5. Revenue from Contracts with Customers

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple retail showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations. These performance obligations generally relate to delivering products to a customer, subject to the shipping terms of the contract.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Disaggregated Revenue

The Company classifies revenue into two sales categories: Direct-to-Consumer (“DTC”) and Wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple retail showrooms channel that sells directly to consumers who purchase at a showroom location. The wholesale category includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major types: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended March 31,
Sales Category	2022	2021

Direct-to-consumer	$85,536	$124,904
Wholesale	57,643	61,525
Revenues, net	$143,179	$186,429

	Three Months Ended March 31,
Product Type	2022	2021

Sleep products	$128,966	$171,843
Other	14,213	14,586
Revenues, net	$143,179	$186,429

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.9 million and $10.9 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized all revenue that was deferred in customer prepayments at December 31, 2021 and 2020, respectively.

6. Inventories, Net

Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$38,805	$33,609
Work-in-process	4,154	4,023
Finished goods	65,480	63,419
Inventory obsolescence reserve	(2,613)	(2,361)
Inventories, net	$105,826	$98,690

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Equipment	$58,838	$58,094
Equipment in progress	21,497	19,840
Leasehold improvements	42,748	38,098
Furniture and fixtures	16,136	12,482
Office equipment	4,359	4,843
Total property and equipment	143,578	133,357
Accumulated depreciation	(23,639)	(20,743)
Property and equipment, net	$119,939	$112,614

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2022 or December 31, 2021. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.2 million during the three months ended March 31, 2022. There was no interest capitalized during the three months ended March 31, 2021. Depreciation expense was $3.6 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset for finance leases was $0.7 million at both March 31, 2022 and December 31, 2021.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2022	2021

Operating	$3,148	$1,807
Variable	714	95
Short-term	11	56
Total lease costs	$3,873	$1,958

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at March 31, 2022 (in thousands):

2022 (excluding the three months ended March 31, 2022) (1)	$6,847
2023	13,704
2024	13,738
2025	13,685
2026	13,631
Thereafter	70,240
Total operating lease payments	131,845
Less – lease payments representing interest	(34,045)
Present value of operating lease payments	$97,800

(1)	Amount consists of $10.4 million of undiscounted cash flows offset by $3.6 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2022.

As of March 31, 2022 and December 31, 2021, the weighted-average remaining term of operating leases was 10.2 years and 10.7 years, respectively, and the weighted-average discount rate of operating leases was 5.26% and 5.30%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in present value of operating lease liabilities	$1,435	$809
Right-of-use assets obtained in exchange for operating lease liabilities	12,751	12,517

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Warranty accrual – current portion	$3,824	$3,914
Insurance financing	2,384	$1,043
Long-term debt, net of unamortized issuance costs – current portion	365	2,297
Tax receivable agreement liability – current portion	269	5,847
Other	783	369
Total other current liabilities	$7,625	$13,470

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan	$39,656	$42,188
Revolving line of credit	—	55,000
Less: unamortized issuance costs	(1,938)	(778)
Total debt	37,718	96,410
Less: current portion of debt, net of unamortized issuance costs	(365)	(2,297)
Long-term debt, net	$37,353	$94,113

Term Loan and Revolving Line of Credit

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provides for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan will be repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. The initial borrowing rate of 3.50% was based on LIBOR plus 3.00%.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If it is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio.

Pursuant to the first amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC (“CCM”) and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of the board of directors, serves as a managing partner of CCM. For further discussion see Note 14—Related Party Transactions—Coliseum Capital Management, LLC.

Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

In November 2021, the Company executed a $55.0 million draw on its revolving line of credit. On March 31, 2022, the Company used a portion of the net proceeds received from its March 2022 secondary offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest expense under the 2020 Credit Agreement totaled $1.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

11. Warrant Liabilities

The Company issued 12.8 million sponsor warrants pursuant to a private placement conducted simultaneously with its initial public offering. Each of these warrants entitles the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. In accordance with the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A common stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which commenced on March 2, 2018, 30 days after the completion of the Business Combination, and will expire on February 2, 2023, or earlier upon redemption or liquidation. These sponsor warrants contain certain provisions that do not meet the criteria for equity classification and therefore must be recorded as liabilities. The liability for these warrants was recorded at fair value on the date of the Business Combination and are subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

During the three months ended March 31, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were no sponsor warrants exercised during the three months ended March 31, 2022. The 1.9 million sponsor warrants outstanding at March 31, 2022 and December 31, 2021 had fair values of $0.4 million and $4.3 million, respectively.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	March 31, 2022	December 31, 2021
Trading price of common stock on measurement date	$5.85	$13.27
Exercise price	$5.75	$5.75
Risk free interest rate	1.63%	0.39%
Warrant life in years	0.8	1.1
Expected volatility	72.84%	73.78%
Expected dividend yield	—	—

During the three months ended March 31, 2022 and 2021, the Company recognized gains of $3.9 million and $9.1 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Warranty accrual	$16,368	$15,013
Other	2,030	962
Total	18,398	15,975
Less – current portion of warranty accrual	(3,824)	(3,914)
Other long-term liabilities, net of current portion	$14,574	$12,061

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

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

The Company had the following activity for warranty liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$15,013	$8,397
Additions charged to expense for current period sales	2,163	1,673
Deduction from reserves for current period claims	(808)	(695)
Balance at end of period	$16,368	$9,375

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the three months ended March 31, 2021, the Company paid $0.5 million in tax distributions under the Third Purple LLC Agreement. There were no tax distributions paid during the three months ended March 31, 2022. At March 31, 2022, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

Subscription Agreement and Preemptive Rights

In February 2018, in connection with the Business Combination, the Company entered into a subscription agreement with Coliseum Capital Partners (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”), pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A Stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A common stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A common stock to CCP, Blackwell, and Coliseum Co-Invest Debt Fund, L.P. (“CDF”). The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A common stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A common stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

Rights of Securities Holders

The holders of certain warrants exercisable into Class A common stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering these warrants (and any shares of Class A common stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A common stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A common stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A common stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into an exchange agreement with Purple LLC and InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B common stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A common stock at an initial exchange ratio equal to one Paired Security for one share of Class A common stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A common stock for the ten trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC.

In certain cases, adjustments to the exchange ratio will occur in case of a split, reclassification, recapitalization, subdivision or similar transaction of or relating to the Class B Units or the shares of Class A common stock and Class B common stock or a transaction in which the Class A common stock is exchanged or converted into other securities or property. The exchange ratio will also adjust in certain circumstances when the Company acquires Class B Units other than through an exchange for its shares of Class A common stock.

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

There were no Paired Securities exchanged for Class A common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, 0.1 million of Paired Securities were exchanged for shares of Class A common stock.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maintenance of One-to-One Ratios

The Third Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A common stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar stockholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A common stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in non-controlling interest holders having a voting interest in the Company that is identical to their economic interest in Purple LLC.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties engaged in litigation discovery, exchanged affidavits of documents and scheduled examinations for discovery. Shortly thereafter, discovery adjourned and continues to be stayed while the parties negotiate formal terms of settlement. PerfectSense has not responded to Purple’s repeated attempts to finalize the settlement. Purple is contemplating its next steps to bring this action to an end, including a motion to enforce a settlement agreement. If the action is not resolved by way of settlement, Purple will resume vigorously pursuing its claims.

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. USTR’s remand results are currently due by June 30, 2022. If successful, this litigation could result in a refund of some or all of the Section 301 duties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.The parties have selected an arbitrator and they have agreed upon a scheduling order.  Currently, the parties are in the fact discovery phase of the arbitration and are working to schedule depositions of key witnesses.  The arbitration hearing is set to begin on November 29, 2022 and will continue through December 9, 2022.  Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On June 8, 2021, Serta Simmons Bedding, LLC (“SSB”) filed a Complaint against the Company in the Superior Court of Gwinnett County, Georgia, Case No. 21-A-04413-1 (the “Georgia Litigation”). SSB’s Complaint alleges that the Company intentionally interfered with SSB’s business and contractual relations and violated the Georgia Trade Secrets Act by hiring one of SSB’s former employees in the face of an allegedly valid 2015 noncompete agreement. SSB seeks compensatory damages, punitive damages, equitable relief, and attorneys’ fees as a result of the conduct alleged in the Complaint. SSB also initiated arbitration proceedings against its former employee who Purple LLC has agreed to indemnify, subject to certain conditions.  On July 12, 2021, the Company filed an Answer to SSB’s Complaint in the Georgia Litigation, denying all allegations of unlawful conduct, and further moved to dismiss the Georgia Litigation on the grounds that Georgia is an inconvenient forum and the parties’ dispute should instead be litigated in Utah.   On July 9, 2021, the Company filed its own Complaint in the Fourth Judicial District Court of Salt Lake County, Utah, Case No. 21040011 (the “Utah Litigation”), seeking: (1) a declaratory judgment that the arbitration clause in the former employee’s 2015 noncompete agreement is unenforceable, (2) a declaratory judgment that the restrictive covenants in the former employee’s 2015 noncompete agreement are unenforceable, and (3) an order enjoining arbitration proceedings initiated by SSB and currently pending against the former employee.  The Company filed a motion for summary judgment on these claims on August 16, 2021. SSB filed an Answer on August 18, 2021. After attending a mediation, the parties entered in a settlement agreement on December 31, 2021 resolving all claims in the Georgia Litigation and Utah Litigation.  The Company did not pay any monetary consideration to SSB in connection with the settlement agreement. On January 12, 2022, pursuant to the terms of the settlement agreement, SSB dismissed the Georgia Litigation without prejudice and the Company dismissed the Utah Litigation without prejudice.

On May 3, 2022, the Company filed a Complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple’s website architecture and checkout process. Purple paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon have failed, Purple filed the aforementioned complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to under the agreement. It is anticipated that Photon will counter-sue for amounts they claim are owed.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board of Directors (the “Board”). Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. See Note 13—Commitments and Contingencies—Subscription Agreement and Preemptive Rights for further discussion.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.2 million and $0.2 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three months ended March 31, 2022 and 2021, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022.

During the three months ended March 31, 2021, certain current and former employees of Purple LLC who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A common stock. There were no such exchanges during the three months ended March 31, 2022.

In connection with the Business Combination, to secure payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B common stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million. On February 3, 2021, the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million being held in escrow. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital in the condensed consolidated balance sheet.

During the three months ended March 31, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.3 million in required tax distributions pursuant to the Third Purple LLC Agreement. There were no such payments made by Purple LLC during the three months ended March 31, 2022.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At March 31, 2022, 82.6 million shares of Class A common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B Units to such transferee in compliance with the Third Purple LLC Agreement. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at March 31, 2022 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2022, there were no shares of preferred stock outstanding.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s IPO. The Company may call the warrants for redemption if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders; provided, however, that the sponsor warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In addition, so long as such sponsor warrants are held by the Sponsor or its permitted transferee, the holder may elect to exercise the sponsor warrants on a cashless basis, by surrendering their sponsor warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the sponsor warrants, multiplied by the difference between the exercise price of the sponsor warrants and the “fair market value” (defined below), by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no sponsor warrants exercised during the three months ended March 31, 2022. During the three months ended March 31, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were 1.9 million sponsor warrants outstanding at March 31, 2022.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At March 31, 2022, the combined NCI percentage in Purple LLC was approximately 1%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

16. Income Taxes

At each interim period, the Company estimates its forecasted full-year effective tax rate. That forecasted rate is applied to year-to-date ordinary income or loss to compute the year-to-date income tax provision. In order to compute the annual effective tax rate, the Company estimates its full year ordinary income and total tax provision, including both current and deferred taxes.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred tax assets at March 31, 2022 totaled $219.7 million, which is net of a $93.5 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $23.7 million in the valuation allowance from December 31, 2021 to March 31, 2022, primarily as a result of an increase in the residual outside partnership basis.

The Company currently estimates its annual effective income tax rate to be 14.9%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liabilities and state and local income taxes.

For the three months ended March 31, 2022, the Company has recorded an income benefit of $1.8 million. The effective tax rate for the three months ended March 31, 2022 was 11.7%. This is less than the federal statutory rate due primarily to a reduction of deferred tax assets associated with adjustments for stock based compensation and the gain relating to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a tax receivable agreement liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption or exchange.

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction, the subsequent exchanges of Class B Units for Class A common stock and changes in estimates relating to the expected tax benefits associated with the liability under the agreement, the potential future tax receivable agreement liability was $162.2 million and $168.1 million as of March 31, 2022 and December 31, 2021, respectively. The reduction in the March 31, 2022 tax receivable agreement liability reflected a payment of $5.8 million made in January 2022.

As of December 31, 2021, the Company estimated $10.0 million of U.S. federal and $2.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal net operating losses may be carried forward indefinitely for U.S. federal tax purposes, while some state carryforwards are subject to expiration beginning in 2026. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Additionally, the Company may be subject to the NOL utilization provisions of Section 382 of the Internal Revenue Code of 1986, as amended due to ownership changes that may have occurred previously or that could occur in the future. The effect of an ownership change may be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. As of March 31, 2022, the Company has not completed its analyses in respect of Section 382 to determine whether a change in ownership has occurred, the annual limitation, if any, or whether any of the tax attributes are subject to a permanent limitation. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2022, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

17. Net Income (Loss) Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to Purple Innovation, Inc. – basic	$(13,502)	$20,824
Less – dilutive effect of change in fair value – warrant liabilities	—	(9,147)
Less – net loss attributed to noncontrolling interest	(129)	—
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(13,631)	$11,677
Denominator:
Weighted average shares—basic	67,058	64,592
Add – dilutive effect of equity awards	—	1,545
Add – dilutive effect of warrants	—	2,235
Add – dilutive effect of Class B shares	448	—
Weighted average shares—diluted	67,506	68,372
Net income (loss) per common share:
Basic	$(0.20)	$0.32
Diluted	$(0.20)	$0.17

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended March 31, 2022, the Company excluded 3.6 million shares of Class A common stock issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the three months ended March 31, 2021, the Company excluded 0.4 million of Paired Securities convertible into an equal number of Class A common shares as the effect was anti-dilutive.

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of March 31, 2022, an aggregate of 1.2 million shares remain available for issuance or use under the 2017 Incentive Plan.

Employee Stock Options

In March 2022, the Company granted 0.5 million stock options under the Company’s 2017 Equity Incentive Plan to the Company’s chief executive officer in conjunction with his full-time appointment to the position. The stock options have an exercise price of $6.82 per option. The stock options expire in five years and vest over a three-year period. The Company determined the fair value of these options to be $1.7 million which will be expensed on a straight-line basis over the vesting period.

The Company determined the fair value of the options granted during the three months ended March 31, 2022 using the Black Scholes method with the following assumptions:

Fair market value	$3.41
Exercise price	$6.82
Risk free interest rate	2.52%
Expected term in years	3.50
Expected volatility	78.49%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2022:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2022	1,552	$8.65	1.9	$8,667
Granted	500	6.82	—	—
Exercised	(20)	8.32	—	—
Forfeited/cancelled	(67)	14.63	—	—
Options outstanding as of March 31, 2022	1,965	$7.98	2.5	$21

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of March 31, 2022 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	210	1.9	153	1.9	$21
5.95	426	0.7	426	0.7	—
6.51	212	2.0	153	1.9	—
6.65	173	2.1	115	2.1	—
6.82	500	5.0	—	—	—
7.99	19	2.7	12	2.7	—
8.32	109	2.3	58	2.3	—
8.55	97	0.7	97	0.7	—
13.12	123	2.7	71	2.4	—
15.12	3	3.1	1	3.1	—
21.70	52	0.7	52	0.7	—
32.28	41	3.4	16	2.6	—

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2022:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2022	416	$3.60
Granted	500	3.41
Vested	(74)	3.69
Forfeited	(31)	6.86
Nonvested options as of March 31, 2022	811	$3.35

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three months ended March 31, 2022 and 2021, the Company recognized stock option expense of $0.2 million and $0.5 million, respectively.

As of March 31, 2022, outstanding stock options had $2.7 million of unrecognized stock compensation cost with a remaining recognition period of 2.4 years.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

In March 2022, the Company granted 0.5 million of restricted stock units under the Company’s 2017 Equity Incentive Plan to the Company’s chief executive officer in conjunction with his full-time appointment to the position. These restricted stock awards had a grant date fair value of $6.32 per share. The estimated fair value of this award is being recognized on a straight-line basis over the three-year vesting period.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2022:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2022	165	$17.84
Granted	500	6.32
Vested	(27)	17.00
Forfeited	(34)	13.40
Nonvested restricted stock units as of March 31, 2022	604	$8.59

The Company recorded restricted stock unit expense of $0.4 million during the three months ended March 31, 2022. There were no restricted stock units outstanding and no expense recorded during the three months ended March 31, 2021.

As of March 31, 2022, outstanding restricted stock units had $4.8 million of unrecognized stock compensation cost with a remaining recognition period of 2.8 years.

InnoHold Incentive Units

In January 2017, pursuant to the 2016 Equity Incentive Plan approved by InnoHold and Purple LLC that authorized the issuance of 12.0 million incentive units, Purple LLC granted 11.3 million incentive units to Purple Team LLC, an entity for the benefit of certain employees who were participants in that plan. In conjunction with the Business Combination, Purple Team LLC was merged into InnoHold with InnoHold being the surviving entity and the Purple Team LLC incentive units were cancelled and new incentive units were issued by InnoHold under its own limited liability company agreement (the “InnoHold Agreement”). On February 8, 2019, InnoHold initiated a tender offer to each of these incentive unit holders, some of which are current employees of Purple LLC, to distribute to each a pro rata number of 2.5 million Paired Securities held by InnoHold in exchange for the cancellation of their ownership interests in InnoHold. All InnoHold incentive unit holders accepted the offer, and the terms and distribution of each transaction were finalized and closed on June 25, 2019. At the closing of the tender offer, those incentive unit holders received, based on their pro rata holdings of InnoHold Class B Units, a portion of 2.5 million Paired Securities held by InnoHold. As of March 31, 2022, 0.4 million of the Paired Securities remain to be exchanged for Class A common stock by the incentive unit holders.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aggregate Non-Cash Stock-Based Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period.

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$65	$45
Marketing and sales	137	104
General and administrative	323	324
Research and development	17	6
Total non-cash stock-based compensation	$542	$479

19. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

20. Subsequent Events

In March 2022, the Company granted to the Company’s chief executive officer in conjunction with his full-time appointment to the position 500,000 stock options and 500,000 restricted stock units under the Company’s 2017 Equity Incentive Plan. On April 8, 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 388,530 of the previously granted stock options and 388,530 of the previously granted restricted stock units to fall below the annual limit set forth in the 2017 Incentive Plan.   The Company is currently below such limits and may issue additional awards to the chief executive officer in compliance with the 2017 Incentive Plan.

In April 2022, the Company completed a restructuring of its workforce to balance production and improve efficiencies. As a result of the realignment and restructuring, the Company reduced employee headcount and incurred severance costs of $0.8 million.

On April 29, 2022, Eric Haynor signed an offer letter to become the chief operating officer of the Company, effective June 6, 2022. Prior to joining the Company, Mr. Haynor, age 58, was with Ecolab, Inc. from 2005 to present, most recently as the Senior Vice President of Global Industrial Supply Chain since 2019. In connection with his employment, the Company agreed to grant to Mr. Haynor, effective as of his start date, a one-time equity grant valued at $500,000 based on the market price of the Company’s Class A Common Stock on the day of the grant as an inducement grant outside the Company’s 2017 Equity Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4). This grant will be comprised of 65% restricted stock units that vest in three years contingent upon the stock price hitting certain performance thresholds. The remaining 35% restricted stock units have no performance conditions with one-third vesting every 12 months.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview of Our Business

Our mission is to improve the lives of our consumers by delivering innovative better sleep solutions.

We are a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary gel technology, Hyper-Elastic Polymer, underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products directly to consumers through our e-commerce and Purple retail showroom channels and through our retail brick-and-mortar wholesale partner channel.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At March 31, 2022, Purple Inc. had a 99% economic interest in Purple LLC while other Class B Unit holders had the remaining 1%.

Recent Developments in Our Business

Equity Financing

In March 2022, the Company completed a secondary offering of 16.1 million shares of Class A common stock, which included the additional 2.1 million shares of the over-allotment option that the underwriters exercised in full. The underwriter purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriter to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A, up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriter at a price of $6.10 per share. The aggregate gross proceeds received by the Company from the secondary offering, including the exercise of the over-allotment, was $93.1 million. After deducting offering expenses of $0.2 million, aggregate net proceeds totaled $92.9 million.

Debt Financing

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. The initial borrowing rate of 3.50% for both the term loan and revolving line of credit was based on LIBOR plus 3.00%.

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If it is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio goes below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. Pursuant to the first amendment of the 2020 Credit Agreement, the Company made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022 and incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow CCM and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of the board of directors, serves as a managing partner of CCM. Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet.

On March 31, 2022, the Company used a portion of the net proceeds from the secondary offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

Operational Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we took precautionary measures recommended by the appropriate national and state health agencies to manage our resources and mitigate the adverse impact of the pandemic, which was intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Soon after the pandemic began, we also experienced an increase in demand in our e-commerce channel, and in 2020 and 2021 the Company built production capability to match actual and anticipated demand growth. Now, on the tail-end of the pandemic, we are experiencing a pull-back in growth that has left us with excess operational capacity in facilities, equipment, and personnel. In the first quarter, we began to rebalance production and fulfillment operations in our different facilities and take other actions to lower costs.

We are closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs will similarly increase. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in the continuation or worsening of manufacturing and shipping costs, delays and constraints. While most of our domestic suppliers have been able to continue operations and provide necessary materials when needed, we have experienced some constraints from certain suppliers, with respect to both the availability and cost of materials. In addition, as experienced in other industries, in order to remain competitive in hiring the labor necessary to maintain our production levels, we have had to increase wages and other compensation. These increases in materials and labor costs have resulted in higher cost of goods sold and lower margins. We believe that shipping, material and labor costs will continue to remain at elevated levels or increase further in the foreseeable future.

While we invested in growing our manufacturing capacity and expanding our showroom presence in 2021, post-pandemic demand has shifted away from e-commerce and back towards retail brick-and-mortar. Our showrooms are performing in-line with our targeted unit economics. As a result, we are continuing our investment into new showrooms. Also, at the end of the first quarter, our products are sold through approximately 3,100 wholesale doors, having added 600 net new doors so far in 2022. To capitalize on the current trend, and while expanding into new doors, our focus is primarily on improving our sales in the retail locations where are products currently are being sold.

In February 2022, because of lower-than-expected demand and elevated labor and overhead costs that adversely affected our results of operations in the fourth quarter of 2021 which continued into the first quarter of 2022, we completed a restructuring of our workforce to improve efficiencies and realign the Company’s cost structure to focus on quality of earnings in our current core business. As a result of the realignment and restructuring, we reduced employee headcount and incurred severance costs of $1.2 million in the first quarter of 2022. In April 2022, we incurred an additional $0.8 million in severance costs associated with a separate workforce restructuring to balance production and improve efficiencies.

In early 2022, to offset the impact of higher raw material, labor and freight costs on our gross margins, we increased prices and initiated several other projects to improve efficiencies and reduce costs. In response to these impacts, we deferred new product launches in 2022. Also in 2022, we are continuing to invest in showroom expansion and effectively respond to consumers returning to brick and mortar buying by growing wholesale partner doors and initiating a greater emphasis on improving the sales productivity of our existing wholesale partners. After several years of hyper growth and increased investments to support current and future expansion, we are now building the framework for strong operational maturity and accountability as we focus on right-sizing our operations, improving our execution, and refining our strategies to drive profitable growth in the current market environment.

Outlook for Growth

To support our plans for future growth, we are focusing on the following opportunities:

●	Develop and execute on strategies to meaningfully expand our wholesale presence.

●	Build premium brand position to grow market share of the premium mattress category.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes in order to expand our current categories and position our business to eventually expand to adjacent categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to offset gross margin erosion and exit the year with gross margins close to 40%.

There is no guarantee that we will be able to effectively execute on these opportunities, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described under “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended March 31, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	% of Net Revenues	2021	% of Net Revenues
Revenues, net	$143,179	100.0%	$186,429	100.0%
Cost of revenues	91,553	63.9	98,905	53.1
Gross profit	51,626	36.1	87,524	46.9
Operating expenses:
Marketing and sales	49,959	34.9	54,368	29.2
General and administrative	17,888	12.5	14,526	7.8
Research and development	2,143	1.5	1,723	0.9
Total operating expenses	69,990	48.9	70,617	37.9
Operating income (loss)	(18,364)	(12.8)	16,907	9.1
Other income (expense):
Interest expense	(1,023)	(0.7)	(570)	(0.3)
Other income (expense), net	17	—	(68)	—
Tax receivable agreement benefit	—	—	174	0.1
Change in fair value – warrant liabilities	3,928	2.7	9,147	4.9
Total other income, net	2,922	2.0	8,683	4.7
Net income (loss) before income taxes	(15,442)	(10.8)	25,590	13.7
Income tax (expense) benefit	1,811	1.3	(4,651)	(2.5)
Net income (loss)	(13,631)	(9.5)	20,939	11.2
Net income (loss) attributable to noncontrolling interest	(129)	(0.1)	115	0.1
Net income (loss) attributable to Purple Innovation, Inc.	$(13,502)	(9.4)	$20,824	11.2

Revenues, Net

Net revenues decreased $43.3 million, or 23.2%, to $143.2 million for the three months ended March 31, 2022 compared to $186.4 million for the three months ended March 31, 2021. The decline in net revenues reflected a $37.6 million decrease in mattress sales, a $5.3 million decrease in other sleep product sales and a $0.4 million decrease in other product sales. The decrease in mattress sales was primarily due to higher net revenues in the prior year created by the pull forward of demand driven by the effects of COVID and economic stimulus in the first quarter of 2021, coupled with the pullback in discretionary consumer spending in early 2022. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $39.4 million, or 31.5% and wholesale net revenues decreasing $3.9 million, or 6.3%. Within DTC, e-commerce net revenues decreased $46.3 million, or 38.6%, and were partially offset by Purple retail showroom net revenues growing $7.0 million, or 138.2%. The larger-than-expected decrease in e-commerce net revenues was primarily due to a return to more normalized consumption patterns after two years of COVID-driven demand coupled with customers shifting back to brick and mortar buying. Wholesale net revenues comprised 40.3% of net revenues in the first quarter of 2022 compared to 33.0% in the first quarter of 2021. The higher proportion of wholesale net revenues was primarily due to the impact of lower-than-expected e-commerce sales. The growth in our showroom business from 2.7% of net revenues in the first quarter of 2021 to 8.4% in the first quarter of 2022 resulted primarily from the opening of 25 new showrooms over the past 12 months combined with the impact of a lower-than-expected decrease in e-commerce sales.

Cost of Revenues

Cost of revenues decreased $7.4 million, or 7.4%, to $91.6 million for the three months ended March 31, 2022 compared to $98.9 million for the three months ended March 31, 2021. This decrease, which was primarily due to the corresponding decrease in sales volume, reflected a $17.4 million decrease in direct material and other costs offset in part by a $10.1 million increase in labor and overhead costs. Our gross profit percentage, which decreased to 36.1% of net revenues in the first quarter of 2022 from 46.9% in the first quarter of 2021, was adversely impacted by the elevated level of our labor and overhead costs coupled with a larger than expected reduction in higher margin e-commerce sales. We expect gross margins to improve in the near term based on the full effect of first quarter price increases, the impact of recent reductions in our production workforce and the continued implementation of manufacturing and supply chain efficiencies.

Marketing and Sales

Marketing and sales expense decreased $4.4 million, or 8.1%, to $50.0 million for the three months ended March 31, 2022 compared to $54.4 million for the three months ended March 31, 2021. This decrease reflected a $15.6 million decline in advertising spending as management focused on improving marketing efficiency. This decrease was offset in part by a $5.0 million increase in wholesale marketing and sales costs related to enhancements in our wholesale marketing operations, a $4.8 million increase in showroom-related marketing associated with our continued showroom expansion, and a $1.4 million increase in other marketing costs. Marketing and sales expense as a percentage of net revenues was 34.9% in the first quarter of 2022 compared to 29.2% in the first quarter of 2021. This increase was primarily due to a larger-than-expected decrease in net revenues.

General and Administrative

General and administrative expense increased $3.4 million, or 23.1%, to $17.9 million for the three months ended March 31, 2022 compared to $14.5 million for the three months ended March 31, 2021. This increase was primarily due to a $2.1 million increase in payroll costs related to workforce additions since the end of the prior year first quarter, a $0.7 million increase in legal and professional fees associated primarily with executive search costs, and a $0.5 million increase in other expenses.

Research and Development

Research and development costs increased $0.4 million, or 24.4%, to $2.1 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. This increase was primarily due to an increase in payroll costs related to planned increases in our research and development workforce.

Operating Income (Loss)

Operating income (loss) decreased $35.3 million to an operating loss of $18.4 million for the three months ended March 31, 2022 compared to operating income of $16.9 million for the three months ended March 31, 2021. This decrease was primarily due to the decrease in gross profit.

Interest Expense

Interest expense totaled $1.0 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. The $0.5 million increase was primarily due to interest expense of $0.6 million incurred on the $55.0 million revolving line of credit that was drawn down by the Company in November 2021. This increase was offset in part by $0.2 million of interest capitalized during the first quarter of 2022.

Change in Fair Value – Warrant Liabilities

There were 12.8 million sponsor warrants issued pursuant to a private placement conducted simultaneously with the Company’s initial public offering. We have accounted for these warrants as liabilities and recorded them at fair value on the date of the transaction and subsequently re-measured them to fair value at each reporting date with changes in fair value included in earnings. The 1.9 million sponsor warrants outstanding at both March 31, 2022 and 2021 had fair values of $0.4 million and $19.4 million, respectively. The decrease in fair value was primarily due to the Company’s Class A stock price, one of the primary assumptions used to re-measure the warrant liability, declining from $31.65 at March 31, 2021 to $5.85 at March 31, 2022. During the three months ended March 31, 2022 and 2021, we recognized gains of $3.9 million and $9.1 million, respectively, in our condensed consolidated statements of operations related to decreases in the fair value of the warrants outstanding at the end of the respective periods.

Income Tax (Expense) Benefit

We had an income tax benefit of $1.8 million for the three months ended March 31, 2022 compared to income tax expense of $4.7 million for the three months ended March 31, 2021. The income tax benefit in the first quarter of 2022 was primarily the result of the Company having a net loss before income taxes of $15.4 million for the three months ended March 31, 2022.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million in the first quarter of 2022 compared to net income of $0.1 million in the first quarter of 2021.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit facilities and proceeds received from secondary offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs as well as other contractual obligations described below. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions were $62.7 million and $98.9 million, respectively, as of March 31, 2022 compared to $91.6 million and $87.5 million, respectively, as of December 31, 2021. Cash used for capital expenditures increased from $12.4 million in the first quarter of 2021 to $13.1 million in the first quarter of 2022. Our capital expenditures in the first quarter of 2022 primarily consisted of leasehold improvements and furniture and fixtures associated with the opening of new Purple retail showrooms during the first quarter of 2022.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend, use the liquidity we have available under our revolving line of credit and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. In addition, we may be forced to restructure our obligations to current creditors, pursue work-out options or seek additional funding sources including new debt or equity capital. Our ability to obtain additional debt or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including instability in the credit and financial markets resulting from macroeconomic factors and approval from the lenders under the 2020 Credit Agreement. Adequate financing may not be available or, if offered, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement, as amended, may make it difficult to obtain additional capital on terms that are favorable to us and to execute on our growth strategies, including the acquisition of other businesses or technologies. There is no assurance we would be able to obtain the capital we could potentially require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies. In addition, future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. Newly issued securities may include preferences or superior voting rights or, as described above, may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

Based on our current projections, we believe our cash on hand, amounts available under our revolving line of credit, and expected cash to be generated from e-commerce, wholesale, and Purple retail store channels will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months.

Secondary Offering

In March 2022, the Company completed a secondary offering of 16.1 million shares of Class A common stock, which included the additional 2.1 million shares of the over-allotment option that the underwriters exercised in full. The underwriter purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriter to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A, up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriter at a price of $6.10 per share. The aggregate gross proceeds received by the Company from the secondary offering, including the exercise of the over-allotment, was $93.1 million. After deducting offering expenses of $0.2 million, aggregate net proceeds totaled $92.9 million.

Debt

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan will be repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. The initial borrowing rate of 3.50% for both the term loan and revolving line of credit was based on LIBOR plus 3.00%.

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If it is not met, then the interest rate goes to SOFR with a floor of 0.5% plus 9.00%. Once the consolidated leverage ratio goes below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio.

Pursuant to the first amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow CCM and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of the board of directors, serves as a managing partner of CCM.

Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 31, 2022, the Company used a portion of the net proceeds from the secondary offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement. As of March 31, 2022 and December 31, 2021, the tax receivable agreement liability reflected in the Company’s consolidated balance sheet was $162.2 million and $168.1 million, respectively. This decrease was due to a $5.8 million payment that was made during the first quarter of 2022.

Other Contractual Obligations

In addition to the material contractual obligations discussed above, other material contractual obligations primarily include operating lease payments obligations. See Note 8 of the condensed consolidated financial statements for additional information.

Cash Flows for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following summarizes our cash flows for the three months ended March 31, 2022 and 2021 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(44,281)	$(9,391)
Net cash used in investing activities	(13,078)	(12,354)
Net cash provided by financing activities	28,441	2,605
Net decrease in cash	(28,918)	(19,140)
Cash, beginning of the period	91,616	122,955
Cash, end of the period	$62,698	$103,815

Cash used in operating activities totaled $44.3 million for the three months ended March 31, 2022 compared to $9.4 million for the three months ended March 31, 2021. The decrease in cash flows from operations primarily resulted from a $29.6 million decrease in cash provided by operating income which was mainly driven by a decline in gross margin. The decrease in cash provided by operations was further impacted by a $7.3 million decrease in operating cash flows related to net changes in period-over-period fluctuations related to working capital items, offset in part by an increase in cash associated with changes in period-over-period fluctuations in other long-term liabilities.

Cash used in investing activities reflected capital expenditures of $13.1 million for the three months ended March 31, 2022 compared to $12.4 million for the three months ended March 31, 2021. Capital expenditures in the first quarter of 2022 primarily consisted of investments in leasehold improvements and furniture and fixtures related to the opening of new Purple retail showrooms during the first quarter of 2022.

Cash provided by financing activities was $28.4 million during the three months ended March 31, 2022 compared to $2.6 million during the three months ended March 31, 2021. Financing activities in the first quarter of 2022 included $92.9 million of net proceeds received from the secondary stock offering, offset in part by a $55.0 million revolving line of credit payment, a $5.8 million payment on the tax receivable agreement, and $3.8 million in other debt related payments.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed March 1, 2022. There were no significant changes in our critical accounting policies since the end of fiscal 2021.

Off-Balance-Sheet Arrangements

As of March 31, 2022, we were not involved in any unconsolidated special purpose entity transactions and did not have any off-balance-sheet financing. Also, there was no balance outstanding on our $55.0 million revolving credit facility as of March 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our 2020 Credit Agreement. Our term loan and revolving line of credit both bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2022, we had $39.7 million of variable rate debt outstanding under our term loan. We had no borrowings outstanding under our revolving line of credit as of March 31, 2022. An increase of 100 basis points in the effective interest rate on our outstanding debt at March 31, 2022 would result in an increase in interest expense of approximately $0.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the previously reported material weakness described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

Previously Reported Material Weakness in Internal Control

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

The material weakness did not result in any identified misstatements in our condensed consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our condensed consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at March 31, 2022, the Company’s internal control over financial reporting was ineffective.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the remediation efforts related to the design and implementation of sufficient controls and processes around ITGCs, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 13 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS to be updated

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.The disclosure of risks identified below does not imply that the risk has not already materialized.

We are required to make certain prepayments to any revolving loans and thereafter may not be able to draw upon our revolving line of credit.

Under the 2020 Credit Agreement, as amended, if the aggregate amount of cash and cash equivalents we hold exceeds $25.0 million, we are required to prepay an amount equal to the lesser of (i) the outstanding revolving loans and (ii) the amount of cash and cash equivalents in excess of $25.0 million. In addition, we are prohibited from making additional borrowings under the revolver if after giving effect to any borrowing, and any transactions to be consummated therewith, the aggregate amount of cash and cash equivalents exceeds $25.0 million. As a result of these two restrictions, our ability to accumulate cash in excess of $25.0 million is limited. If for any reason we are unable to borrow on our revolving credit facility, we would be limited in available cash to pay expenses and meet our obligations, which lack of liquidity could impair our relationships with suppliers and vendors, delay our growth plans or prevent us from taking actions in our best interest or even continue in business.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Class A Stock as to distributions and in liquidation, which could negatively affect the value of our Class A Stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured notes, preferred stock, hybrid securities or securities convertible into or exchangeable for equity securities. For example, in March 2022 we completed a public offering of shares of Class A Stock. In the event of our liquidation, our lenders and holders of our debt would receive distributions of our available assets before distributions to holders of our Class A Stock, and holders of securities senior to the Class A Stock would receive distributions of our available assets before distributions to the holders of our Class A Stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description
10.1	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 1, 2022).
10.2+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.3	Second Amendment to the 2020 Credit Agreement dated March 23, 2022 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 24, 2022).
10.4+	Separation Agreement entered into between Purple Innovation, LLC and John A. Legg dated April 13, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on April 14, 2022).
10.5+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on April 29, 2022).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: May 10, 2022	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2022	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)