Form 10-Q
period 2022-06-30
Purple Innovation, Inc.
filed 2022-08-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 8, 2022, 82,763,884 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,169	$91,616
Accounts receivable, net	31,578	25,430
Inventories, net	84,886	98,690
Prepaid expenses	5,111	8,064
Other current assets	5,369	5,702
Total current assets	168,113	229,502
Property and equipment, net	127,752	112,614
Operating lease right-of-use assets	88,986	68,037
Intangible assets, net	14,687	13,204
Deferred income taxes	223,952	217,791
Other long-term assets	1,617	1,322
Total assets	$625,107	$642,470

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,986	$79,752
Accrued sales returns	5,111	7,116
Accrued compensation	9,370	8,928
Customer prepayments	5,132	10,854
Accrued sales tax	3,129	4,672
Accrued rebates and allowances	7,315	10,169
Operating lease obligations – current portion	9,882	7,053
Warrant liabilities	69	—
Other current liabilities	8,047	13,470
Total current liabilities	88,041	142,014
Debt, net of current portion	37,198	94,113
Operating lease obligations, net of current portion	103,457	81,159
Warrant liabilities	—	4,343
Tax receivable agreement liability, net of current portion	161,970	162,239
Other long-term liabilities, net of current portion	15,320	12,061
Total liabilities	405,986	495,929

Commitments and contingencies (Note 13)

Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 82,764 issued and outstanding at June 30, 2022 and 66,493 issued and outstanding at December 31, 2021	8	7
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at June 30, 2022 and at December 31, 2021	—	—
Additional paid-in capital	501,997	407,591
Accumulated deficit	(283,667)	(261,825)
Total stockholders’ equity	218,338	145,773
Noncontrolling interest	783	768
Total stockholders’ equity	219,121	146,541
Total liabilities and stockholders’ equity	$625,107	$642,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$144,109	$182,586	$287,288	$369,015
Cost of revenues	95,297	100,899	186,850	199,804
Gross profit	48,812	81,687	100,438	169,211
Operating expenses:
Marketing and sales	40,373	59,844	90,332	114,212
General and administrative	18,779	22,461	36,667	36,987
Research and development	1,748	1,923	3,891	3,646
Total operating expenses	60,900	84,228	130,890	154,845
Operating income (loss)	(12,088)	(2,541)	(30,452)	14,366
Other income (expense):
Interest expense	(707)	(569)	(1,730)	(1,139)
Other income (expense), net	(136)	26	(119)	(42)
Change in fair value – warrant liabilities	346	4,860	4,274	14,007
Tax receivable agreement expense	—	(381)	—	(207)
Total other income (expense), net	(497)	3,936	2,425	12,619
Net income (loss) before income taxes	(12,585)	1,395	(28,027)	26,985
Income tax benefit (expense)	4,175	1,167	5,986	(3,484)
Net income (loss)	(8,410)	2,562	(22,041)	23,501
Net income (loss) attributable to noncontrolling interest	(70)	(16)	(199)	99
Net income (loss) attributable to Purple Innovation, Inc.	$(8,340)	$2,578	$(21,842)	$23,402

Net income (loss) per share:
Basic	$(0.10)	$0.04	$(0.29)	$0.36
Diluted	$(0.10)	$(0.03)	$(0.29)	$0.14

Weighted average common shares outstanding:
Basic	82,703	66,277	74,924	65,439
Diluted	83,151	66,864	75,372	68,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance - December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(13,502)	(13,502)	(129)	(13,631)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock under equity compensation plans	25	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten public offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(275,327)	$225,505	$780	$226,285
Net loss	—	—	—	—	—	(8,340)	(8,340)	(70)	(8,410)
Stock-based compensation	—	—	—	—	1,275	—	1,275	—	1,275
Issuance of common stock under equity compensation plans	126	—	—	—	—	—	—	—	—
Additional costs associated with underwritten public stock offering	—	—	—	—	(29)	—	(29)	—	(29)
Impact of transactions affecting NCI	—	—	—	—	(73)	—	(73)	73	—
Balance – June 30, 2022	82,764	$8	448	$—	$501,997	$(283,667)	$218,338	$783	$219,121

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Equity	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Equity	Interest	Equity
Balance - December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax Receivable Agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541
Net income (loss)	—	—	—	—	—	2,578	2,578	(16)	2,562
Stock-based compensation	—	—	—	—	1,113	—	1,113	—	1,113
Exercise of warrants	1	—	—	—	26	—	26	—	26
Exercise of stock options	45	—	—	—	369	—	369	—	369
Tax Receivable Agreement liability	—	—	—	—	(3)	—	(3)	—	(3)
Deferred income taxes	—	—	—	—	3	—	3	—	3
Accrued distributions	—	—	—	—	(87)	—	(87)	—	(87)
Issuance of common stock	22	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(192)	—	(192)	192	—
Balance – June 30, 2021	66,371	$7	448	$—	$403,071	$(242,454)	$160,624	$900	$161,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(22,041)	$23,501
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,583	3,544
Non-cash interest	360	257
Change in fair value – warrant liabilities	(4,274)	(14,007)
Tax receivable agreement expense	—	207
Stock-based compensation	1,817	1,592
Deferred income taxes	(6,161)	3,170
Changes in operating assets and liabilities:
Accounts receivable	(6,148)	4,007
Inventories	13,804	931
Prepaid expenses and other assets	3,481	(2,263)
Operating leases, net	4,178	785
Accounts payable	(37,027)	(11,783)
Accrued sales returns	(2,005)	(1,466)
Accrued compensation	354	(5,002)
Customer prepayments	(5,722)	11,081
Accrued rebates and allowances	(2,854)	(4,021)
Other accrued liabilities	1,851	936
Net cash provided by (used in) operating activities	(52,804)	11,469

Cash flows from investing activities:
Purchase of property and equipment	(24,233)	(26,162)
Investment in intangible assets	(1,822)	(285)
Net cash used in investing activities	(26,055)	(26,447)

Cash flows from financing activities:
Payments on term loan	(2,531)	(1,125)
Payments on revolving line of credit	(55,000)	—
Payments for debt issuance costs	(1,242)	—
Proceeds from stock offering	93,125	—
Payments for public offering costs	(259)	—
Proceeds from InnoHold indemnification payment	—	4,142
Tax receivable agreement payments	(5,847)	(628)
Distributions to members	—	(853)
Proceeds from exercise of warrants	—	116
Proceeds from exercise of stock options	166	452
Net cash provided by financing activities	28,412	2,104

Net decrease in cash	(50,447)	(12,874)
Cash and cash equivalents, beginning of the year	91,616	122,955
Cash and cash equivalents, end of the period	$41,169	$110,081

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$1,345	$858
Cash paid during the period for income taxes	$219	$4,434

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,648	$3,367
Non-cash leasehold improvements	$—	$3,239
Accrued distributions	$228	$—
Tax receivable agreement liability	$—	$780
Deferred income taxes	$—	$974
Exercise of liability warrants	$—	$64,172

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc. and its controlled subsidiary Purple LLC. All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2022, Purple Inc. held 99.5% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.5% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held 0.5% of the economic interest in Purple LLC as of June 30, 2022. For further discussion see Note 15 — Stockholders’ Equity.

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

Restructuring Charges

In February and April 2022, because of lower-than-expected demand and higher labor and overhead costs that adversely affected our results of operations in the fourth quarter of 2021 which continued into the first quarter of 2022, the Company completed a restructuring of its workforce to balance production, improve efficiencies and realign the Company’s cost structure to focus on quality of earnings in our current core business. As a result of the realignment and restructuring, the Company reduced employee headcount and incurred severance charges of $2.0 million during the six months ended June 30, 2022.

In June 2022, the Company incurred a one-time separation fee of $3.1 million with a professional services provider for not continuing with their services. The fee was recorded as general and administrative expense in the condensed consolidated statement of operations for the three months ended June 30, 2022.

The Company has also initiated other cost reduction and efficiency efforts to improve costs, increase margins and ensure compliance with debt covenants. If the Company’s cash flow from operations or other sources of financing are less than anticipated, the Company believes it will be able to fund operating expenses and comply with debt covenants based on its ability to scale back operations, reduce marketing spend, use the liquidity available under its revolving line of credit and postpone or discontinue growth strategies. In addition, in order to continue satisfying the conditions of the debt agreement the Company may be required to scale back operations, reduce marketing spend, prepay debt and postpone or discontinue our growth strategies.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The interest rates on the Company’s term loan and revolving line of credit were originally based on LIBOR. In February 2022, the Company entered into an amendment to the 2020 Credit Agreement that changed the interest reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The change to SOFR did not have any impact on the Company’s condensed consolidated financial statements – see Note 10—Debt for discussion of the amendment to the 2020 Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard is effective for the Company’s interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash and cash equivalents, and any other financial assets measured at amortized cost.

3. Underwritten Offering

In March 2022, the Company completed an underwritten offering of 16.1 million shares of Class A common stock, which included the underwriters exercising their over-allotment option in full to purchase an additional 2.1 million shares. The underwriter purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriter to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A, up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriter at a price of $6.10 per share. The aggregate gross proceeds received by the Company from the offering, including the exercise of the over-allotment, was $93.1 million. After deducting offering expenses of $0.3 million, aggregate net proceeds totaled $92.9 million.

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

Level 2—Significant other observable inputs (i.e., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (dollars in thousands):

	Level	June 30, 2022	December 31, 2021
Sponsor warrants	3	$69	$4,343

The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2022 and 2021 (in thousands):

Sponsor Warrants
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(4,274)
Fair value as of June 30, 2022	$69

Fair value as of December 31, 2020	$92,708
Fair value of warrants exercised	(64,172)
Change in valuation inputs(1)	(14,007)
Fair value as of June 30, 2021	$14,529

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Disaggregated Revenue

The Company classifies revenue into two sales categories: Direct-to-Consumer (“DTC”) and wholesale. The DTC category is comprised of the Company’s e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple retail showrooms channel that sells directly to consumers who purchase at a Company showroom location. The wholesale category includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major types: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Channel	2022	2021	2022	2021
DTC	$81,628	$116,219	$167,164	$241,123
Wholesale	62,481	66,367	120,124	127,892
Revenues, net	$144,109	$182,586	$287,288	$369,015

	Three Months Ended June 30,		Six Months Ended June 30,
Product	2022	2021	2022	2021
Sleep products	$131,738	$166,708	$260,704	$338,551
Other	12,371	15,878	26,584	30,464
Revenues, net	$144,109	$182,586	$287,288	$369,015

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.1 million and $10.9 million at June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company recognized all revenue that was deferred in customer prepayments at March 31, 2022 and 2021, respectively.

6. Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$31,621	$33,609
Work-in-process	2,041	4,023
Finished goods	52,870	63,419
Inventory obsolescence reserve	(1,646)	(2,361)
Inventories, net	$84,886	$98,690

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Equipment	$61,194	$58,094
Equipment in progress	20,181	19,840
Leasehold improvements	48,255	38,098
Furniture and fixtures	20,909	12,482
Office equipment	4,359	4,843
Total property and equipment	154,898	133,357
Accumulated depreciation	(27,146)	(20,743)
Property and equipment, net	$127,752	$112,614

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2022 or December 31, 2021. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively. There was no interest capitalized during the three and six months ended June 30, 2021. Depreciation expense was $3.6 million and $7.1 million during the three and six months ended June 30, 2022, respectively, and totaled $1.9 million and $3.5 million during the three and six months ended June 30, 2021, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset for finance leases was $0.6 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$3,690	$2,064	$6,838	$3,871
Variable lease costs	409	482	1,123	577
Short-term lease costs	—	68	11	124
Total lease costs	$4,099	$2,614	$7,972	$4,572

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2022 (in thousands):

2022 (excluding the six months ended June 30, 2022)(1)	$3,905
2023	16,076
2024	16,176
2025	16,192
2026	16,209
Thereafter	79,900
Total operating lease payments	148,458
Less – lease payments representing interest	(35,119)
Present value of operating lease payments	$113,339

(1)	Amount consists of $8.0 million of undiscounted cash flows offset by $4.1 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2022.

As of June 30, 2022 and December 31, 2021, the weighted-average remaining term of operating leases was 9.7 years and 10.7 years, respectively, and the weighted-average discount rate of operating leases was 5.33% and 5.30%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in present value of operating lease liabilities	$3,425	$1,273
Right-of-use assets obtained in exchange for operating lease liabilities	25,029	14,984

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Warranty accrual – current portion	$4,447	$3,914
Insurance financing	1,243	$1,043
Long-term debt, net of unamortized issuance costs – current portion	1,290	2,297
Tax receivable agreement liability – current portion	269	5,847
Other	798	369
Total other current liabilities	$8,047	$13,470

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan	$39,656	$42,188
Revolving line of credit	—	55,000
Less: unamortized issuance costs	(1,168)	(778)
Total debt	38,488	96,410
Less: current portion of debt, net of unamortized issuance costs	(1,290)	(2,297)
Long-term debt, net	$37,198	$94,113

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus an applicable margin of 4.75%, for a total rate of 5.25% if the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. The interest rate on the term loan was 6.07% as of June 30, 2022.

Pursuant to the first amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC (“CCM”) and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of our board of directors, serves as a managing partner of CCM. For further discussion see Note 14—Related Party Transactions—Coliseum Capital Management, LLC.

Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

In November 2021, the Company executed a $55.0 million draw on its revolving line of credit. On March 31, 2022, the Company used a portion of the net proceeds received from its March 2022 offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest expense under the 2020 Credit Agreement totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2022, respectively, and totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

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

During the six months ended June 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were no sponsor warrants exercised during the six months ended June 30, 2022. The 1.9 million sponsor warrants outstanding at June 30, 2022 and December 31, 2021 had fair values of $0.1 million and $4.3 million, respectively.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	June 30, 2022	December 31, 2021
Trading price of common stock on measurement date	$3.06	$13.27
Exercise price	$5.75	$5.75
Risk free interest rate	2.51%	0.39%
Warrant life in years	0.6	1.1
Expected volatility	98.78%	73.78%
Expected dividend yield	—	—

During the three and six months ended June 30, 2022, the Company recognized gains of $0.3 million and $4.3 million, respectively, and during the three and six months ended June 30, 2021, the Company recognized gains of $4.9 million and $14.0 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective period.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Warranty accrual	$17,709	$15,013
Other	2,058	962
Total	19,767	15,975
Less – current portion of warranty accrual	(4,447)	(3,914)
Other long-term liabilities, net of current portion	$15,320	$12,061

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

The Company had the following activity for warranty liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$16,368	$9,375	$15,013	$8,397
Additions charged to expense for current period sales	2,173	2,526	4,336	4,198
Deduction from reserves for current period claims	(832)	(623)	(1,640)	(1,317)
Balance at end of period	$17,709	$11,278	$17,709	$11,278

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the six months ended June 30, 2021, the Company paid $0.9 million in tax distributions under the Third Purple LLC Agreement. There were no tax distributions paid during the six months ended June 30, 2022. At June 30, 2022, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

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

There were no Paired Securities exchanged for Class A common stock during the six months ended June 30, 2022. During the six months ended June 30, 2021, 0.1 million of Paired Securities were exchanged for shares of Class A common stock.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties engaged in litigation discovery, exchanged affidavits of documents and scheduled examinations for discovery. Shortly thereafter, discovery adjourned and continues to be stayed while the parties negotiate formal terms of settlement. PerfectSense has not responded to Purple’s repeated attempts to finalize the settlement. Purple filed a motion to enforce a settlement agreement.  The Court has directed the motion be heard before a Judge, which will likely take place in September of 2022.

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. On August 1, 2022, USTR issued its remand results. The court has not yet established a briefing schedule for comments on the remand results. If successful, this litigation could result in a refund of some or all of the Section 301 duties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.The parties have selected an arbitrator and they have agreed upon a scheduling order.  Currently, the parties are in the fact discovery phase of the arbitration. The parties have scheduled several depositions and exchange documents and discovery requests. The arbitration hearing is set to begin on April 17, 2023, and it will continue through April 28, 2023. Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.2 million and $0.4 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022.

During the six months ended June 30, 2021, certain current and former employees of Purple LLC who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A common stock. There were no such exchanges during the six months ended June 30, 2022.

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

During the six months ended June 30, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.4 million in required tax distributions pursuant to the Third Purple LLC Agreement. There were no such payments made by Purple LLC during the six months ended June 30, 2022.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At June 30, 2022, 82.8 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at June 30, 2022 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2022, there were no shares of preferred stock outstanding.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no sponsor warrants exercised during the six months ended June 30, 2022. During the six months ended June 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were 1.9 million sponsor warrants outstanding at June 30, 2022.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At June 30, 2022, the combined NCI percentage in Purple LLC was 0.5%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred tax assets at June 30, 2022 totaled $224.0 million, which is net of a $93.7 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $23.8 million in the valuation allowance from December 31, 2021 to June 30, 2022, primarily as a result of an increase in the residual outside partnership basis.

The Company currently estimates its annual effective income tax rate to be 21.6%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liabilities and state and local income taxes.

For the six months ended June 30, 2022, the Company has recorded an income benefit of $6.0 million. The effective tax rate for the six months ended June 30, 2022 was 21.4%. This is less than the federal statutory rate due primarily to a reduction of deferred tax assets associated with adjustments for stock based compensation and the gain relating to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction, the subsequent exchanges of Class B Units for Class A common stock and changes in estimates relating to the expected tax benefits associated with the liability under the agreement, the potential future tax receivable agreement liability was $162.2 million and $168.1 million as of June 30, 2022 and December 31, 2021, respectively. The reduction in the June 30, 2022 tax receivable agreement liability reflected a payment of $5.8 million made in January 2022.

As of December 31, 2021, the Company estimated $10.0 million of U.S. federal and $2.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal net operating losses may be carried forward indefinitely for U.S. federal tax purposes, while some state carryforwards are subject to expiration beginning in 2026. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Additionally, the Company may be subject to the NOL utilization provisions of Section 382 of the Internal Revenue Code of 1986, as amended due to ownership changes that may have occurred previously or that could occur in the future. The effect of an ownership change may be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. As of June 30, 2022, the Company has not completed its analyses in respect of Section 382 to determine whether a change in ownership has occurred, the annual limitation, if any, or whether any of the tax attributes are subject to a permanent limitation. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2022, no uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Purple Innovation, Inc.-basic	$(8,340)	$2,578	$(21,842)	$23,402
Less – dilutive effect of change in fair value of warrant liabilities	—	(4,860)	—	(14,007)
Less – net loss attributed to noncontrolling interest	(70)	—	(199)	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$(8,410)	$(2,282)	$(22,041)	$9,395
Denominator
Weighted average shares—basic	82,703	66,277	74,924	65,439
Add – dilutive effect of equity awards	—	—	—	1,499
Add – dilutive effect of warrants	—	587	—	1,403
Add – dilutive effect of Class B shares	448	—	448	—
Weighted average shares—diluted	83,151	66,864	75,372	68,341
Net income (loss) per common share:
Basic	$(0.10)	$0.04	$(0.29)	$0.36
Diluted	$(0.10)	$(0.03)	$(0.29)	$0.14

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and six months ended June 30, 2022, the Company excluded 3.3 million and 3.5 million, respectively, of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the three and six months ended June 30, 2021, the Company excluded 0.4 million and 0.5 million, respectively, of Paired Securities convertible into shares of Class A Stock as the effect was anti-dilutive.

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of June 30, 2022, an aggregate of 1.0 million shares are available for issuance or use under the 2017 Incentive Plan.

Class A Stock Awards

In May 2022, the Company granted stock awards under the 2017 Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company issued 0.1 million shares of Class A common stock and recognized $0.6 million in expense during the three months ended June 30, 2022, which represented the fair value of the stock awards on the grant date.

Employee Stock Options

In March and June 2022, the Company granted 0.5 million and 0.1 million stock options, respectively, under the 2017 Incentive Plan to its chief executive officer at an exercise price of $6.82 per option. The stock options expire in five years and vest over a three-year period. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the stock options granted in March 2022 because of annual limits set forth in the 2017 Incentive Plan. The Company determined the fair value of the net award of 0.2 million stock options to be $0.4 million which will be expensed on a straight-line basis over the vesting period.

The Company determined the fair value of the options granted during the six months ended June 30, 2022 using the Black Scholes method with the following weighted average assumptions:

Fair market value	$2.02
Exercise price	$6.82
Risk free interest rate	2.67%
Expected term in years	3.45
Expected volatility	54.22%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2022:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2022	1,552	$8.65	1.9	$8,667
Granted	594	6.82	—	—
Exercised	(20)	8.32	—	—
Forfeited/cancelled	(545)	8.11	—	—
Options outstanding as of June 30, 2022	1,581	$8.15	1.7	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of June 30, 2022 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	158	0.3	158	0.3	$—
5.95	426	0.4	426	0.4	—
6.51	196	1.9	152	1.9	—
6.65	173	1.9	127	1.9	—
6.82	205	4.8	—	—	—
7.99	19	2.4	13	2.4	—
8.32	108	2.0	68	2.0	—
8.55	97	0.4	97	0.7	—
13.12	110	2.4	72	2.1	—
15.12	2	0.2	2	0.2	—
21.70	52	0.4	52	0.4	—
32.28	35	3.7	12	3.7	—

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2022:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2022	416	$3.60
Granted	594	3.41
Vested	(125)	3.30
Forfeited	(482)	2.73
Nonvested options as of June 30, 2022	403	$2.84

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and six months ended June 30, 2022, the Company recognized stock option expense of $0.2 million and $0.3 million, respectively. The Company recorded stock option expense of $0.5 million and $0.9 million during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, outstanding stock options had $1.1 million of unrecognized stock compensation cost with a remaining recognition period of 2.0 years.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

In March and June 2022, the Company granted 0.5 million and 0.1 million restricted stock units, respectively, under the 2017 Incentive Plan to the Company’s chief executive officer. These restricted stock awards had a grant date fair value of $6.32 and $4.81 per share, respectively. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the restricted stock units granted in March 2022 because of annual limits set forth in the 2017 Incentive Plan. The estimated fair value of the net award of 0.2 million restricted stock units is being recognized on a straight-line basis over the three-year vesting period.

During the second quarter of 2022, the Company granted 1.1 million restricted stock units under the 2017 Incentive Plan to certain management of the Company. Approximately one-half of the restricted stock units granted included a market vesting condition. The restricted stock awards that did not have a market vesting condition had a weighted average grant date fair value of $5.53 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $3.68 per share using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Trading price of common stock on measurement date	$5.34
Risk free interest rate	2.64%
Expected life in years	2.9
Expected volatility	84.3%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2022:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2022	165	$17.84
Granted	1,181	4.77
Vested	(31)	18.52
Forfeited	(68)	12.19
Nonvested restricted stock units as of June 30, 2022	1,247	$5.75

The Company recorded restricted stock unit expense of $0.5 million and $0.9 million during the three and six months ended June 30, 2022, respectively. There were no restricted stock units outstanding and no expense recorded during the six months ended June 30, 2021.

As of June 30, 2022, outstanding restricted stock units had $6.4 million of unrecognized stock compensation cost with a remaining recognition period of 2.6 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$104	$44	$170	$89
Marketing and sales	266	114	403	218
General and administrative	861	951	1,184	1,275
Research and development	44	4	60	10
Total non-cash stock-based compensation	$1,275	$1,113	$1,817	$1,592

19. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively.

20. Subsequent Events

On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease will remain in effect until September 30, 2023.

On August 5, 2022, the Company filed a Complaint with the United States International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple’s intellectual property rights related to pillow and seat cushion products.  The Complaint alleges that the proposed Respondents are violating 19 U.S.C. § 1337 (“Section 337”) by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple design patent, infringe Purple trademarks, and/or infringe Purple utility patents. The Complaint requests that the ITC issue at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products that infringe any asserted Purple intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the proposed Respondents named in the Complaint that infringe any asserted Purple intellectual property right; and (iii) Cease and Desist Orders against the proposed Respondents named in the Complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers.  The ITC is currently determining whether to institute an unfair import investigation under Section 337 in connection with Purple’s Complaint.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At June 30, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC while other Class B Unit holders had the remaining 0.5%

Executive Summary – Results of Operations

Net revenues decreased 21.1% to $144.1 million and 22.1% to $287.3 million for the three and six months ended June 30, 2022, respectively, when compared to the corresponding periods in the prior year. These decreases were primarily due to softening demand for home related products, inflationary pressures on consumer discretionary spending, management’s decision to reduce advertising spending, and the prior year pull forward of demand driven by the effects of COVID and economic stimulus experienced in the first half of 2021.

Gross profit decreased 40.2% to $48.8 million and 40.6% to $100.4 million for the three and six months ended June 30, 2022, respectively, when compared to the corresponding periods in the prior year. These decreases reflected the impact of lower sales and channel mix combined with unfavorable cost absorption and elevated levels of materials, labor and overhead costs, partially offset by benefits realized from our workforce restructuring.

Operating expenses decreased 27.7% to $60.9 million and 15.5% to $130.9 million for the three and six months ended June 30, 2022, respectively, when compared to the corresponding periods in the prior year. These decreases primarily reflected the impact of management’s decisions to reduce advertising spend, execute two workforce reductions and implement other cost saving measures.

Net loss was $8.3 million and $21.8 million for the three and six months ended June 30, 2022, respectively, compared to net income of $2.6 million and $23.4 million for the three and six months ended June 30, 2021, respectively.

Recent Developments in Our Business

Equity Financing

In March 2022, the Company completed an underwritten public offering of 16.1 million shares of Class A common stock, which included the additional 2.1 million shares of the over-allotment option that the underwriters exercised in full. The aggregate net proceeds received by the Company from the offering, after deducting offering expenses of $0.3 million, totaled $92.9 million.

Debt Financing

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. On March 31, 2022, the Company used a portion of the net proceeds from its underwritten public offering, described above, to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met, and the interest rate was changed from LIBOR plus 3.00% to SOFR plus 4.75%. Pursuant to this amendment, the Company made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022 and incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow CCM and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of our board of directors, serves as a managing partner of CCM. Pursuant to this amendment, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet.

Operational Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Because of the COVID-19 pandemic, we took precautionary measures recommended by the appropriate national and state health agencies to manage our resources and mitigate the adverse impact of the pandemic, which was intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Soon after the pandemic began, we also experienced an increase in demand in our e-commerce channel, and in 2020 and 2021 the Company increased its production capacity to match actual and anticipated demand growth. In 2022, after two years of the pandemic, we are experiencing a pull-back in growth that left us with excess operational capacity in facilities, equipment, and personnel. Beginning in the first quarter of 2022 and continuing into the second quarter, we have rebalanced production and fulfillment operations in our different facilities, reduced employee headcount and taken other actions to lower costs.

We are closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs will similarly increase. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in the continuation or worsening of manufacturing and shipping costs, delays and constraints. While most of our domestic suppliers have been able to continue operations and provide necessary materials when needed, we have experienced some constraints from certain suppliers, with respect to both the availability and cost of materials. In addition, as experienced in other industries, in order to remain competitive in hiring and retaining the labor necessary to maintain our production levels, we have increased wages and other compensation. These increases in materials, labor and freight costs have resulted in higher cost of goods sold and lower margins. We believe that materials, labor and freight costs will continue to remain at elevated levels or increase further in the foreseeable future.

In the fourth quarter of 2021 and continuing into 2022, our gross margins and results of operations have been, and we expect will continue to be adversely affected by elevated levels of materials, labor and freight costs and lower-than-expected demand levels. In early 2022, to offset the impact of higher costs on our gross margins, we increased prices and initiated several other projects to improve efficiencies and reduce costs. Also, we have continued to invest in showroom expansion and growing wholesale partner door count and productivity in response to a return to more normalized consumption patterns where consumer demand has shifted away from e-commerce and back to brick and mortar buying. We ended the second quarter with 40 showrooms after opening 6 net new locations during the quarter and we plan to add 14 more showrooms over the remainder of the year. In addition, at the end of the second quarter, our products are being sold through approximately 3,200 wholesale doors, having added approximately 700 net new doors during the first six months of 2022. Improving the sales productivity of our wholesale doors remains a primary focus and a critical component of our strategy to combat shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are now building the framework for strong operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies to drive profitable growth in the current market environment. We have also intentionally reduced our advertising spending in 2022 to improve marketing efficiency and stabilize profitability in a challenging macroeconomic environment.

Outlook for Growth

To support our plans for future growth, we are focusing on the following opportunities:

●	Develop and execute on strategies to meaningfully expand our wholesale presence.

●	Build premium brand position to grow market share of the premium mattress category.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to adjacent categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to offset gross margin erosion and exit the year with gross margins close to 40%.

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

Operating Results for the Three Months Ended June 30, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2022	% of Net Revenues	2021	% of Net Revenues
Revenues, net	$144,109	100.0%	$182,586	100.0%
Cost of revenues	95,297	66.1	100,899	55.3
Gross profit	48,812	33.9	81,687	44.7
Operating expenses:
Marketing and sales	40,373	28.0	59,844	32.8
General and administrative	18,779	13.0	22,461	12.3
Research and development	1,748	1.2	1,923	1.1
Total operating expenses	60,900	42.3	84,228	46.1
Operating income (loss)	(12,088)	(8.4)	(2,541)	(1.4)
Other income (expense):
Interest expense	(707)	(0.5)	(569)	(0.3)
Other income (expense), net	(136)	(0.1)	26	—
Change in fair value – warrant liabilities	346	0.2	4,860	2.7
Tax receivable agreement expense	—	—	(381)	(0.2)
Total other income (expense), net	(497)	(0.3)	3,936	2.2
Net income (loss) before income taxes	(12,585)	(8.7)	1,395	0.8
Income tax benefit	4,175	2.9	1,167	0.6
Net income (loss)	(8,410)	(5.8)	2,562	1.4
Net loss attributable to noncontrolling interest	(70)	—	(16)	—
Net income (loss) attributable to Purple Innovation, Inc.	$(8,340)	(5.8)	$2,578	1.4

Revenues, Net

Net revenues decreased $38.5 million, or 21.1%, to $144.1 million for the three months ended June 30, 2022 compared to $182.6 million for the three months ended June 30, 2021. The decline in net revenues reflected a $32.3 million decrease in mattress sales, a $2.7 million decrease in other sleep product sales and a $3.5 million decrease in other product sales. The decrease in net revenues for all three product types was primarily due to softening demand for home related products, inflationary pressures on consumer discretionary spending, management’s decision to reduce advertising spend, and the prior year pull forward of demand driven by the effects of COVID and economic stimulus in the first half of 2021. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $34.6 million, or 29.8% and wholesale net revenues decreasing $3.9 million, or 5.9%. In addition to the factors discussed above, the decrease in DTC net revenues was impacted by a return to more normalized consumption patterns after two years of COVID-driven demand coupled with customers shifting back to brick and mortar buying. The decrease in wholesale net revenues reflected reduced purchases by our existing wholesale partners, offset in part by the impact of adding approximately 700 net new wholesale partner doors during the first six months of 2022.

Cost of Revenues

Cost of revenues decreased $5.6 million, or 5.6%, to $95.3 million for the three months ended June 30, 2022 compared to $100.9 million for the three months ended June 30, 2021. This decrease was primarily due to the corresponding decrease in sales volume, offset in part by increases in materials, freight and overhead costs. Our gross profit percentage, which decreased to 33.9% of net revenues in the second quarter of 2022 from 44.7% in the second quarter of 2021, was adversely impacted by lower sales with an increased proportion of wholesale channel revenue which carries a lower average selling price than sales from our DTC channel and unfavorable cost absorption from lower than planned production volumes in prior months. Additionally, our gross profit percentage reflects the impact of elevated levels of materials, labor and overhead costs, partially offset by benefits realized from our workforce restructuring.

Marketing and Sales

Marketing and sales expense decreased $19.5 million, or 32.5%, to $40.4 million for the three months ended June 30, 2022 compared to $59.8 million for the three months ended June 30, 2021. This decrease reflected a $24.1 million decline in advertising spending and a $2.7 million decrease in other marketing costs due in part to workforce reductions. The intentional reduction in advertising spending was due to management’s efforts to improve marketing efficiency and stabilize profitability in a challenging macroeconomic environment. These decreases were offset in part by a $2.0 million increase in wholesale-related marketing and sales costs as we continue to focus on improving the sales productivity of our wholesale doors and a $5.3 million increase in marketing and sales costs associated with our continued showroom expansion. Marketing and sales expense as a percentage of net revenues was 28.0% in the second quarter of 2022 compared to 32.8% in the second quarter of 2021. This decrease was primarily due to the reduction we made in advertising spending.

General and Administrative

General and administrative expense decreased $3.7 million, or 16.4%, to $18.8 million for the three months ended June 30, 2022 compared to $22.5 million for the three months ended June 30, 2021. This decrease was primarily due to a $5.3 million decrease in legal and professional fees, offset in part by a $1.4 million increase in payroll costs related to planned increases in general and administrative personnel over the past twelve months and a $0.2 million increase in other expenses. The decrease in legal and professional fees was primarily due to $7.9 million of underwriting commissions and other related costs we paid in the prior year second quarter for shares sold by Coliseum Capital Partners. This decrease was partially offset by a one-time $3.1 million separation fee incurred by the Company during the second quarter of 2022 for not continuing with the services of a professional services provider.

Research and Development

Research and development costs decreased $0.2 million, or 9.1%, to $1.7 million for the three months ended June 30, 2022 from $1.9 million for the three months ended June 30, 2021. This decrease was primarily due to lower professional services costs as product development priorities were being refocused. This decrease was offset in part by an increase in payroll costs related to planned increases in our research and development workforce including the addition of a chief innovation officer.

Operating Income (Loss)

Operating loss increased $9.5 million to $12.1 million for the three months ended June 30, 2022 compared to $2.5 million for the three months ended June 30, 2021. This increase was primarily due to the decrease in gross profit, offset in part by lower operating expenses.

Interest Expense

Interest expense totaled $0.7 million for the three months ended June 30, 2022 compared to $0.6 million for the three months ended June 30, 2021. The $0.1 million increase was primarily due to the term loan interest rate increasing from 3.50% during the second quarter of 2021 to 6.07% during the second quarter of 2022. In February 2022, the Company entered into the first amendment to the 2020 Credit Agreement which, among other things, changed the reference interest rate from LIBOR to SOFR and increased the applicable margins. The impact of this increase was offset in part by $0.2 million of interest capitalized during the second quarter of 2022. There was no interest capitalized during the three months ended June 30, 2021.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding at both June 30, 2022 and 2021 had fair values of $0.1 million and $14.5 million, respectively. The decrease in fair value was primarily due to the Company’s Class A stock price, one of the primary assumptions used to re-measure the warrant liability, declining from $26.41 at June 30, 2021 to $3.06 at June 30, 2022. During the three months ended June 30, 2022 and 2021, we recognized gains of $0.3 million and $4.9 million, respectively, in our condensed consolidated statements of operations related to decreases in the fair value of the warrants outstanding at the end of the respective periods.

Income Tax (Expense) Benefit

We had an income tax benefit of $4.2 million for the three months ended June 30, 2022 compared to an income tax benefit of $1.2 million for the three months ended June 30, 2021. The income tax benefit in the second quarter of 2022 was primarily the result of the Company having a net loss before income taxes of $12.6 million.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million in the second quarter of 2022 while net loss attributed to noncontrolling interests was negligible for the three months ended June 30, 2021.

Operating Results for the Six Months Ended June 30, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2022	% of Net Revenues	2021	% of Net Revenues
Revenues, net	$287,288	100.0%	$369,015	100.0%
Cost of revenues	186,850	65.0	199,804	54.1
Gross profit	100,438	35.0	169,211	45.9
Operating expenses:
Marketing and sales	90,332	31.4	114,212	31.0
General and administrative	36,667	12.8	36,987	10.0
Research and development	3,891	1.4	3,646	1.0
Total operating expenses	130,890	45.6	154,845	42.0
Operating income (loss)	(30,452)	(10.6)	14,366	3.9
Other income (expense):
Interest expense	(1,730)	(0.6)	(1,139)	(0.3)
Other expense, net	(119)	—	(42)	—
Change in fair value – warrant liabilities	4,274	1.5	14,007	3.8
Tax receivable agreement expense	—	—	(207)	(0.1)
Total other income, net	2,425	0.8	12,619	3.4
Net income (loss) before income taxes	(28,027)	(9.8)	26,985	7.3
Income tax benefit (expense)	5,986	2.1	(3,484)	(0.9)
Net income (loss)	(22,041)	(7.7)	23,501	6.4
Net income (loss) attributable to noncontrolling interest	(199)	(0.1)	99	—
Net income (loss) attributable to Purple Innovation, Inc.	$(21,842)	(7.6)	$23,402	6.3

Revenues, Net

Net revenues decreased $81.7 million, or 22.1%, to $287.3 million for the six months ended June 30, 2022 compared to $369.0 million for the six months ended June 30, 2021. The decline in net revenues reflected a $69.8 million decrease in mattress sales, an $8.0 million decrease in other sleep product sales and a $3.9 million decrease in other product sales. The decrease in net revenues for all three product types was primarily due to softening demand for home related products, inflationary pressures on consumer discretionary spending, management’s decision to reduce advertising spend, and the prior year pull forward of demand driven by the effects of COVID and economic stimulus in the first half of 2021. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $74.0 million, or 30.7% and wholesale net revenues decreasing $7.8 million, or 6.1%. In addition to the factors discussed above, the decrease in DTC net revenues was impacted by a return to more normalized consumption patterns after two years of COVID-driven demand coupled with customers shifting back to brick and mortar buying. The decrease in wholesale net revenues reflected reduced purchases by our existing wholesale partners during the first six months of 2022, offset in part by the impact of adding approximately 700 net new wholesale partner doors during the same time frame.

Cost of Revenues

Cost of revenues decreased $13.0 million, or 6.5%, to $186.9 million for the six months ended June 30, 2022 compared to $199.9 million for the six months ended June 30, 2021. This decrease was primarily due to the corresponding decrease in sales volume, offset in part by an increase in materials, freight overhead costs. Our gross profit percentage, which decreased to 35.0% of net revenues during the first six months of 2022 from 45.9% for the first six months of 2021, was adversely impacted by lower sales with an increased proportion of wholesale channel revenue which carries a lower average selling price than sales from our DTC channel and unfavorable cost absorption from lower than planned production volumes in prior months. Additionally, our gross profit percentage reflects the impact of elevated levels of materials, labor and overhead costs, partially offset by benefits realized from our workforce restructuring.

Marketing and Sales

Marketing and sales expense decreased $23.9 million, or 20.9%, to $90.3 million for the six months ended June 30, 2022 compared to $114.2 million for the six months ended June 30, 2021. This decrease reflected a $39.7 million decline in advertising spending and a $1.3 million decrease in other marketing costs due in part to workforce reductions. The intentional reduction in advertising spending was due to management’s efforts to improve marketing efficiency and stabilize profitability in a challenging macroeconomic environment. These decreases were offset in part by a $7.0 million increase in wholesale-related marketing and sales costs as we continue to focus on improving the sales productivity of our wholesale doors and a $10.1 million increase in marketing and sales costs associated with our continued showroom expansion. Marketing and sales expense as a percentage of net revenues was 31.4% during the first six months of 2022 compared to 31.0% for the first six months of 2021.

General and Administrative

General and administrative expense decreased to $36.7 million for the six months ended June 30, 2022 compared to $37.0 million for the six months ended June 30, 2021. This decrease was primarily due to a $4.6 million decrease in legal and professional fees, offset in part by a $3.6 million increase in payroll costs related to planned increases in general and administrative personnel over the past twelve months and a $0.7 million increase in other expenses. The decrease in legal and professional fees was primarily due to $7.9 million of underwriting commissions and other costs we paid in the prior year second quarter for shares sold by Coliseum Capital Partners. This decrease was partially offset by a one-time $3.1 million separation fee incurred by the Company during the second quarter of 2022 for not continuing with the services of a professional services provider.

Research and Development

Research and development costs increased $0.2 million, or 6.7%, to $3.9 million for the six months ended June 30, 2022 from $3.6 million for the six months ended June 30, 2021. This increase was primarily due to an increase in payroll costs related to planned increases in our research and development workforce including the addition of a chief innovation officer, offset in part by a decrease in professional services costs as product development priorities were being refocused.

Operating Income (Loss)

Operating income decreased $44.8 million to an operating loss of $30.5 million for the six months ended June 30, 2022 compared to operating income of $14.4 million for the six months ended June 30, 2021. This decrease was primarily due to the decrease in gross profit, offset in part by lower operating expenses.

Interest Expense

Interest expense totaled $1.7 million for the six months ended June 30, 2022 compared to $1.1 million for the six months ended June 30, 2021. The $0.6 million increase was primarily due to interest expense of $0.6 million incurred on the $55.0 million revolving line of credit that was drawn down by the Company in November 2021 and repaid in full on March 31, 2022. The increase was also impacted by the term loan average interest rate increasing from 3.50% during the first six months of 2021 to 5.10% during the first six months of 2022. In February 2022, the Company entered into the first amendment to the 2020 Credit Agreement which, among other things, changed the reference interest rate from LIBOR to SOFR and increased the applicable margins. The impact of these increases was offset in part by $0.4 million of interest capitalized during the first six months of 2022. There was no interest capitalized during the six months ended June 30, 2021.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding at both June 30, 2022 and 2021 had fair values of $0.1 million and $14.5 million, respectively. The decrease in fair value was primarily due to the Company’s Class A stock price, one of the primary assumptions used to re-measure the warrant liability, declining from $26.41 at June 30, 2021 to $3.06 at June 30, 2022. During the six months ended June 30, 2022 and 2021, we recognized gains of $4.3 million and $14.0 million, respectively, in our condensed consolidated statements of operations related to decreases in the fair value of the warrants outstanding at the end of the respective periods.

Income Tax (Expense) Benefit

We had an income tax benefit of $6.0 million for the six months ended June 30, 2022 compared to income tax expense of $3.5 million for the six months ended June 30, 2021. The income tax benefit in the first six months of 2022 was primarily the result of the Company having a net loss before income taxes of $28.0 million.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million for the six months ended June 30, 2022 compared to net income of $0.1 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit facilities and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs as well as other contractual obligations described below. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and working capital positions were $41.2 million and $80.1 million, respectively, as of June 30, 2022 compared to $91.6 million and $87.5 million, respectively, as of December 31, 2021. Cash used for capital expenditures decreased from $26.4 million in the first six months of 2021 to $26.1 million during the first six months of 2022. Our capital expenditures in the first six months of 2022 primarily consisted of leasehold improvements and furniture and fixtures associated with the opening of new Purple retail showrooms.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses and comply with debt covenants based on our ability to scale back operations, reduce marketing spend, use the liquidity we have available under our revolving line of credit and postpone or discontinue our growth strategies. Our 2020 Credit Agreement, as amended, includes various covenants and obligations that may make it difficult to obtain additional capital on terms that are favorable to us and to execute on our growth strategies. In addition, in order to continue satisfying the conditions of the debt agreement we may be required to scale back operations, reduce marketing spend, prepay debt and postpone or discontinue our growth strategies. We may also be forced to restructure our obligations to current creditors, pursue work-out options or seek additional funding sources including new debt or equity capital.

Based on our current projections, we believe our cash on hand, amounts available under our revolving line of credit, and expected cash to be generated from e-commerce, wholesale, and Purple retail store channels will be sufficient to meet our working capital requirements, comply with debt covenants and cover anticipated capital expenditures for the next 12 months and beyond.

Underwritten Offering

In March 2022, the Company completed an underwritten public offering of 16.1 million shares of Class A common stock, which included the additional 2.1 million shares of the over-allotment option that the underwriters exercised in full. The aggregate net proceeds received by the Company from the offering, after deducting offering expenses of $0.3 million, totaled $92.9 million.

Debt

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan is being repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. In November 2021, the Company executed a $55.0 million draw on its revolving line of credit, which represented the full amount available under the line. On March 31, 2022, the Company used a portion of the net proceeds from the offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% if the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. The interest rate on the term loan was 6.07% as of June 30, 2022.

Pursuant to the first amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow CCM and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of our board of directors, serves as a managing partner of CCM.

Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under a tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement. As of June 30, 2022 and December 31, 2021, the tax receivable agreement liability reflected in the Company’s consolidated balance sheet was $162.2 million and $168.1 million, respectively. This decrease was due to a $5.8 million payment that was made during the first quarter of 2022.

Other Contractual Obligations

In addition to the material contractual obligations discussed above, other material contractual obligations primarily include operating lease payments obligations. See Note 8 of the condensed consolidated financial statements for additional information.

Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following summarizes our cash flows for the six months ended June 30, 2022 and 2021 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(52,804)	$11,469
Net cash used in investing activities	(26,055)	(26,447)
Net cash provided by financing activities	28,412	2,104
Net decrease in cash	(50,447)	(12,874)
Cash, beginning of the period	91,616	122,955
Cash, end of the period	$41,169	$110,081

Cash used in operating activities of $52.8 million for the six months ended June 30, 2022 primarily resulted from a $22.0 million net loss combined with a $30.1 million decrease in operating cash flow related to net changes of operating assets and liabilities. These decreases related mostly to a $6.1 million increase in accounts receivable and a $37.0 million decrease in accounts payable, offset in part by a $13.8 million decrease in inventories. The increase in accounts receivable was primarily due to the timing of wholesale partner payments. The decline in accounts payable was mainly due to the balance at prior year-end being higher than normal because of payment timing coupled with the impact of larger advertising spend in the fourth quarter of 2021. The decrease in inventory was primarily due to management’s efforts to rebalance production and fulfillment operations during the first half of 2022.

Cash used in investing activities reflected capital expenditures of $26.1 million during the six months ended June 30, 2022 compared to $26.4 million for the six months ended June 30, 2021. Capital expenditures during the first six months of 2022 primarily consisted of investments in leasehold improvements and furniture and fixtures related to the opening of new Purple retail showrooms.

Cash provided by financing activities was $28.4 million during the six months ended June 30, 2022 compared to $2.1 million during the six months ended June 30, 2021. Financing activities during the first six months of 2022 included $92.9 million of net proceeds received from the underwritten stock offering, offset in part by a $55.0 million revolving line of credit payment, a $5.8 million payment on the tax receivable agreement, and $3.8 million in other debt related payments.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed March 1, 2022. There were no significant changes in our critical accounting policies since the end of fiscal 2021.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our 2020 Credit Agreement. Our term loan and revolving line of credit both bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2022, we had $39.7 million of variable rate debt outstanding under our term loan. We had no borrowings outstanding under our revolving line of credit as of June 30, 2022. An increase of 100 basis points in the effective interest rate on our outstanding debt at June 30, 2022 would result in an increase in interest expense of approximately $0.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the previously reported material weakness described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

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

The material weakness did not result in any identified misstatements in our condensed consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our condensed consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at June 30, 2022, the Company’s internal control over financial reporting was ineffective.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the remediation efforts related to the design and implementation of sufficient controls and processes around ITGCs, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 13 — Commitments and Contingencies and Note 20 – Subsequent Events to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.The disclosure of risks identified below does not imply that the risk has not already materialized.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials and labor, and impacts on our consumers, could adversely affect our business and financial results.

The bedding industry is subject to volatility in the price of petroleum-based and steel products, which affects the cost of certain raw materials. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability.

We have experienced and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of a global market and supply chain disruptions, continuing impacts of the COVID-19 pandemic, and the broader inflationary environment.

In addition, persistent inflation has and may continue to erode consumer discretionary spending. Reductions in consumer discretionary spending have and we anticipate will continue to adversely affect demand for our products.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to loss of consumer acceptance of the products we sell, resulting in reduced net sales.

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resulting change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. For example, as retail stores began to reopen following the elimination or easing of restrictions in connection with the COVID-19 pandemic, consumers began to shift away from online retail purchases towards brick-and-mortar shopping. Our gross margins for sales through wholesale customers are lower than those in our DTC channel and, as a result, this shift in customer preference has and we anticipate will continue to adversely impact our gross margins.

Further, general macroeconomic conditions, including persistent inflation, has and may continue to adversely affect consumer demand for our products, which are generally priced at a premium. Any reductions in consumer demand for our products has and may continue to adversely affect our sales and financial position.

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

Historically, we have expanded our operations, including expanding our workforce, increasing our product offerings and scaling our infrastructure to support expansion of our manufacturing capacity, our wholesale channel expansion and the opening of Purple retail showrooms. Our planned growth includes increasing our manufacturing efficiencies, developing and introducing new products and developing new and broader distribution channels, including wholesale and Purple retail showrooms, and extending our global reach to other countries. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

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

To manage growth effectively, we would need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result and has resulted in decreased revenue or growth. For example, we are experiencing weaker demand in part as a result of current inflationary trends. Further, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

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

The majority of our sales are made directly to consumers through our DTC channels. We have been expanding our business into the wholesale distribution channel through relationships with our wholesale partners but there can be no assurance that we will continue to experience success with our wholesale partners or that anticipated new locations will be successful.

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

We depend heavily on internet-based advertising to market our products through internet-based media and e-commerce platforms. If we are unable to continue utilizing such platforms, if those media and platforms diminish in efficacy, importance or size, if consumer usage of the platform decreases, or if we are unable to direct our advertising to our target consumer groups, our advertising efforts may be ineffective, and our business could be adversely affected. The costs of advertising through these platforms have increased significantly, which has resulted in decreased efficiency in the use of our advertising expenditures, and we expect these costs may continue to increase in the future.

We have relationships with traditional and digital media partners, online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, current or future relationships or agreements may fail to produce the sales that we anticipate. The cost of advertising for web-based platforms, such as Facebook, are increasing. Increasing advertising costs erode the efficiency of our advertising efforts. If we are unable to effectively manage our advertising costs or if our advertising efforts fail to produce the sales that we anticipate, our business could be adversely affected.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS to be updated

Number	Description
10.1+	Separation Agreement entered into between Purple Innovation, LLC and John A. Legg dated April 13, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on April 14, 2022).
10.2+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).
10.3+	Purple Innovation, Inc. 2022 Short-Term Cash Incentive Plan, dated as of May 26, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 1, 2022.
10.4+	Second Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated June 2, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 3, 2022.
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: August 9, 2022	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2022	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)