Form 10-Q
period 2022-09-30
Purple Innovation, Inc.
filed 2022-11-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 8, 2022, 91,380,166 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 448,279 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have several trademarks registered with the U.S. Patent and Trademark Office (USPTO), including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer®, Somnigel®, Gel Matrix®, GelFlex®, Intellibed®, Gelee®, Intellipillow®, Matrix®, and Sleep Genius® (for plasticized elastomeric gel and certain types of products including mattresses, seat cushions, bed linen, mattress foundation and others). Additional registered trademarks include Purple Grid®, The Purple Mattress®, Purple Hybrid®, Purple Hybrid Premier®, Purple Plus®, Purple Plush®, Purple Duvet®, Purple Sheets®, Softstretch®, Purple Powerbase®, Purple Pillow®, Purple Foundation®, Reinventing Comfort®, Twincloud®, Ascent®, Furple®, and Purple Pay®. Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the U.S. and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders, and were licensed to Purple LLC and we have taken the necessary steps to have those trademarks assigned to Purple LLC upon registration.

We also have a number of common law trademarks, including Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Find Comfort™, Dreams On Dreams™, Reinventing Sleep™, Reinventing Comfort™, Purple Ascent™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, EquaGel Adjustable™, +™, Perfect Stay™, SecureStretch™, Purple Cloud™, and Success Happens Overnight™.

Many of the common law marks have registrations pending with the USPTO and other international jurisdictions. Solely for convenience, we refer to our trademarks in this Quarterly Report without the ™ or ® symbol, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$59,143	$91,616
Accounts receivable, net	30,022	25,430
Inventories, net	91,393	98,690
Prepaid expenses	8,806	8,064
Other current assets	5,349	5,702
Total current assets	194,713	229,502
Property and equipment, net	137,418	112,614
Operating lease right-of-use assets	101,615	68,037
Goodwill	6,441	—
Intangible assets, net	24,069	13,204
Deferred income taxes	220,771	217,791
Other long-term assets	1,665	1,322
Total assets	$686,692	$642,470

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,138	$79,752
Accrued sales returns	5,300	7,116
Accrued compensation	11,138	8,928
Customer prepayments	3,786	10,854
Accrued sales tax	2,298	4,672
Accrued rebates and allowances	8,051	10,169
Operating lease obligations – current portion	12,641	7,053
Warrant liabilities	122	—
Other current liabilities	12,072	13,470
Total current liabilities	108,546	142,014
Debt, net of current portion	36,451	94,113
Operating lease obligations, net of current portion	114,436	81,159
Warrant liabilities	—	4,343
Tax receivable agreement liability, net of current portion	161,970	162,239
Other long-term liabilities, net of current portion	16,986	12,061
Total liabilities	438,389	495,929

Commitments and contingencies (Note 14)

Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 91,378 issued and outstanding at September 30, 2022 and 66,493 issued and outstanding at December 31, 2021	9	7
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at September 30, 2022 and at December 31, 2021	—	—
Additional paid-in capital	528,972	407,591
Accumulated deficit	(281,389)	(261,825)
Total stockholders’ equity attributable to Purple Innovation, Inc.	247,592	145,773
Noncontrolling interest	711	768
Total stockholders’ equity	248,303	146,541
Total liabilities and stockholders’ equity	$686,692	$642,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$143,280	$170,781	$430,568	$539,796
Cost of revenues	83,867	109,701	270,717	309,505
Gross profit	59,413	61,080	159,851	230,291
Operating expenses:
Marketing and sales	37,007	48,841	127,339	163,053
General and administrative	19,166	17,037	55,833	54,024
Research and development	1,927	1,784	5,818	5,430
Total operating expenses	58,100	67,662	188,990	222,507
Operating income (loss)	1,313	(6,582)	(29,139)	7,784
Other income (expense):
Interest income (expense), net	(717)	10	(2,447)	(1,129)
Other income (expense), net	1,107	12	988	(30)
Change in fair value – warrant liabilities	(53)	5,362	4,221	19,369
Tax receivable agreement income	—	846	—	639
Total other income, net	337	6,230	2,762	18,849
Net income (loss) before income taxes	1,650	(352)	(26,377)	26,633
Income tax benefit (expense)	631	2,479	6,617	(1,005)
Net income (loss)	2,281	2,127	(19,760)	25,628
Net income (loss) attributable to noncontrolling interest	3	(44)	(196)	55
Net income (loss) attributable to Purple Innovation, Inc.	$2,278	$2,171	$(19,564)	$25,573

Net income (loss) per share:
Basic	$0.03	$0.03	$(0.25)	$0.39
Diluted	$0.03	$(0.05)	$(0.25)	$0.09

Weighted average common shares outstanding:
Basic	85,666	66,335	78,544	65,741
Diluted	86,115	67,287	78,992	68,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional	Accumulated	Total Stockholders’ Equity Attributable
	Common Stock		Common Stock		Paid-in	Equity	to Purple	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Innovation, Inc.	Interest	Equity

Balance - December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(13,502)	(13,502)	(129)	(13,631)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock under equity compensation plans	25	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten public offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(275,327)	$225,505	$780	$226,285
Net loss	—	—	—	—	—	(8,340)	(8,340)	(70)	(8,410)
Stock-based compensation	—	—	—	—	1,275	—	1,275	—	1,275
Issuance of common stock under equity compensation plans	126	—	—	—	—	—	—	—	—
Additional costs associated with underwritten public stock offering	—	—	—	—	(29)	—	(29)	—	(29)
Impact of transactions affecting NCI	—	—	—	—	(73)	—	(73)	73	—
Balance – June 30, 2022	82,764	$8	448	$—	$501,997	$(283,667)	$218,338	$783	$219,121
Net income	—	—	—	—	—	2,278	2,278	3	2,281
Stock-based compensation	—	—	—	—	795	—	795	—	795
Issuance of common stock under equity compensation plans	1	—	—	—	—	—	—	—	—
Issuance of common stock for Intellibed acquisition	8,613	1	—	—	26,105	—	26,106	—	26,106
Impact of transactions affecting NCI	—	—	—	—	75	—	75	(75)	—
Balance – September 30, 2022	91,378	$9	448	$—	$528,972	$(281,389)	$247,592	$711	$248,303

	Class A		Class B		Additional	Accumulated	Total Stockholders’ Equity Attributable
	Common Stock		Common Stock		Paid-in	Equity	to Purple	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	(Deficit)	Innovation, Inc.	Interest	Equity

Balance - December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income	—	—	—	—	—	20,824	20,824	115	20,939
Stock-based compensation	—	—	—	—	479	—	479	—	479
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,291	1	—	—	64,261	—	64,262	—	64,262
Exercise of stock options	10	—	—	—	83	—	83	—	83
Tax Receivable Agreement liability	—	—	—	—	(777)	—	(777)	—	(777)
Deferred income taxes	—	—	—	—	971	—	971	—	971
Accrued distributions	—	—	—	—	(99)	—	(99)	—	(99)
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(265)	—	(265)	265	—
Balance – March 31, 2021	66,303	$7	448	$—	$401,842	$(245,032)	$156,817	$724	$157,541
Net income (loss)	—	—	—	—	—	2,578	2,578	(16)	2,562
Stock-based compensation	—	—	—	—	1,113	—	1,113	—	1,113
Exercise of warrants	1	—	—	—	26	—	26	—	26
Exercise of stock options	45	—	—	—	369	—	369	—	369
Tax Receivable Agreement liability	—	—	—	—	(3)	—	(3)	—	(3)
Deferred income taxes	—	—	—	—	3	—	3	—	3
Accrued distributions	—	—	—	—	(87)	—	(87)	—	(87)
Issuance of common stock	22	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(192)	—	(192)	192	—
Balance – June 30, 2021	66,371	$7	448	$—	$403,071	$(242,454)	$160,624	$900	$161,524
Net income (loss)	—	—	—	—	—	2,171	2,171	(44)	2,127
Stock-based compensation	—	—	—	—	765	—	765	—	765
Exercise of warrants	6	—	—	—	149	—	149	—	149
Exercise of stock options	72	—	—	—	590	—	590	—	590
Tax Receivable Agreement liability	—	—	—	—	4	—	4	—	4
Deferred income taxes	—	—	—	—	(5)	—	(5)	—	(5)
Accrued distributions	—	—	—	—	(304)	—	(304)	—	(304)
Impact of transactions affecting NCI	—	—	—	—	(56)	—	(56)	56	—
Balance – September 30, 2021	66,449	$7	448	$—	$404,214	$(240,283)	$163,938	$912	$164,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(19,760)	$25,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,205	6,355
Non-cash interest	883	388
Change in fair value – warrant liabilities	(4,221)	(19,369)
Tax receivable agreement (income) expense	—	(639)
Stock-based compensation	2,612	2,357
Gain from effective settlement of preexisting relationship	(1,421)	—
Deferred income taxes	(6,850)	(1,737)
Changes in operating assets and liabilities:
Accounts receivable	459	1,541
Inventories	11,479	(18,319)
Prepaid expenses and other assets	(108)	2,169
Operating leases, net	6,405	1,537
Accounts payable	(26,615)	(2,199)
Accrued sales returns	(1,816)	(1,525)
Accrued compensation	1,590	(817)
Customer prepayments	(7,122)	3,030
Accrued rebates and allowances	(2,118)	(2,820)
Other accrued liabilities	3,924	4,552
Net cash provided by (used in) operating activities	(30,474)	132

Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired from acquisition, net of cash paid	3,648	—
Purchase of property and equipment	(31,422)	(40,146)
Investment in intangible assets	(2,637)	(1,352)
Net cash used in investing activities	(30,411)	(41,498)

Cash flows from financing activities:
Payments on term loan	(2,531)	(1,688)
Payments on revolving line of credit	(55,000)	—
Payments for debt issuance costs	(1,242)	—
Proceeds from stock offering	93,125	—
Payments for public offering costs	(259)	—
Proceeds from InnoHold indemnification payment	—	4,142
Tax receivable agreement payments	(5,847)	(628)
Distributions to members	—	(957)
Proceeds from exercise of warrants	—	116
Proceeds from exercise of stock options	166	1,042
Net cash provided by financing activities	28,412	2,027

Net decrease in cash	(32,473)	(39,339)
Cash, cash equivalents and restricted cash, beginning of the year	91,616	122,955
Cash, cash equivalents and restricted cash, end of the period	$59,143	$83,616

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$1,832	$389
Cash paid during the period for income taxes	$219	$4,495

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,463	$5,707
Issuance of common stock for Intellibed acquisition	$26,106	$—
Non-cash leasehold improvements	$—	$3,238
Accrued distributions	$228	$304
Tax receivable agreement liability	$—	$776
Deferred income taxes	$—	$969
Exercise of liability warrants	$—	$64,321

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

On August 31, 2022, the Company acquired all of the issued and outstanding stock of Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Gelato Merger Sub, Inc., a wholly owned subsidiary of Purple Inc., merged with and into Intellibed, with Intellibed continuing as a wholly owned subsidiary of Purple Inc. For further discussion see Note 4 — Acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC and its wholly owned subsidiary, Intellibed, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2022, Purple Inc. held 99.5% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.5% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held 0.5% of the economic interest in Purple LLC as of September 30, 2022. For further discussion see Note 16 — Stockholders’ Equity.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, sales returns, warranty returns, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, business combinations, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Restructuring Charges

In February and April 2022, because of lower-than-expected demand and higher labor and overhead costs that adversely affected our results of operations in the fourth quarter of 2021, which continued into the first quarter of 2022, the Company completed a restructuring of its workforce to balance production, improve efficiencies and realign the Company’s cost structure to focus on quality of earnings in our current core business. As a result of the realignment and restructuring, the Company reduced employee headcount and incurred severance charges of $2.0 million during the nine months ended September 30, 2022.

In June 2022, the Company incurred a one-time separation fee of $3.1 million with a professional services provider for not continuing with their services. The fee was recorded as general and administrative expense in the condensed consolidated statement of operations for the nine months ended September 30, 2022.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company does not currently have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. In February 2022, the Company entered into an amendment to its 2020 financing arrangement that changed the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The change to SOFR did not have any impact on the Company’s condensed consolidated financial statements – see Note 11—Debt for discussion of this amendment.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard is effective for the Company’s interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the impact of this standard on its accounts receivable, cash, cash equivalents and restricted cash, and any other financial assets measured at amortized cost.

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

4. Acquisition

On August 31, 2022, pursuant to the Merger Agreement, the Company acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. We believe that the addition of Intellibed will increase product offerings to customers, expand market opportunities, capitalize on synergies of the combined companies, and increase opportunities for innovation. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property and more fully capitalize on growing demand for products with gel technologies.

The acquisition date fair value of the consideration transferred for Intellibed was $28.3 million, which consisted of the following (in thousands):

Fair value of Class A common stock issued at closing	$23,069
Fair value of Class A common stock held in escrow	1,467
Fair value of contingent consideration	1,471
Fair value of effective settlement of preexisting relationships	1,672
Transaction expenses paid on behalf of Intellibed	546
Due to seller	75
Fair value of total purchase consideration	$28,300

The fair value of common stock issued at closing consisted of 8.1 million shares of Class A common stock valued using the acquisition date closing price of $2.86. The fair value of common stock held in escrow consisted of 0.5 million shares of Class A common stock valued using the acquisition date closing price of $2.86. These shares are being held in escrow pending resolution of net working capital adjustments and certain indemnification matters, as described in the Merger Agreement.

Contingent consideration represents the fair value of 1.5 million shares of Class A common stock issuable to Intellibed security holders if the closing price of the Company’s stock does not equal or exceed $5.00 for at least ten trading days over any period of 30 consecutive trading days during the period beginning on the six-month anniversary of the closing date and ending on the 18-month anniversary of the closing date. The contingent shares were valued using a Monte-Carlo simulation model. Because the contingent consideration is payable with a fixed number of shares of the Company’s Class A common stock, it is classified as equity and will not require remeasurement in subsequent periods.

The fair value of effective settlement of preexisting relationships includes $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation as of September 30, 2022.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective preliminary estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed required management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and asset lives, among other items. While the Company used its best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. Due to the close proximity of the acquisition date to the Company’s reporting date, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of September 30, 2022, the Company had not finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, intangible assets and the residual amount allocated to goodwill. Consequently, during the measurement period, which could be up to one year from the acquisition date, the Company may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments will be reflected in the Company’s condensed consolidated statement of operations.

Based upon the purchase price allocation, the following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Net tangible assets (liabilities):

Cash, cash equivalents and restricted cash	$4,194
Accounts receivable	5,051
Inventory	4,182
Other current assets	126
Property and equipment	7,000
Operating lease right-of-use assets	5,491
Other long-term assets	68
Accounts payable	(2,285)
Other current liabilities	(2,818)
Operating lease obligations	(4,373)
Deferred tax liabilities	(3,868)
Net tangible assets (liabilities)	12,768
Goodwill	6,441
Customer relationships	8,476
Developed technology	615
Net assets acquired and liabilities assumed	$28,300

The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from the assembled workforce, an increase in development capabilities, increased offerings to customers, expanded market opportunities, and enhanced opportunities for growth and innovation. Goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill has become impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The goodwill recorded is not deductible for income tax purposes.

The two identified definite lived intangible assets, comprised of customer relationships and developed technology, will be amortized over their estimated useful lives of ten and three years, respectively. The customer relationships intangible asset represents the estimated fair value of the underlying relationships with Intellibed customers, valued utilizing the multi-period excess earnings method. The developed technology intangible represents the fair value of Intellibed industry-specific cloud and mobile software and related technologies, valued using the cost to recreate method.

The cash, cash equivalents and restricted cash balance acquired includes $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company. The purpose of the escrow cash amount is to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities are less than estimated, any excess cash would be returned to the previous shareholders of Intellibed. If payments for these items exceed the escrow balance, the Company will be required to pay the excess. The Company recorded the $1.7 million of cash as an acquired restricted cash balance that is included in cash, cash equivalents and restricted cash in the condensed consolidated balance sheet as of September 30, 2022. The Company also recorded an assumed liability totaling $1.3 million for the sales and use tax and state and local income tax liabilities exposure that is reflected in other current liabilities in the condensed consolidated balance sheet as of September 30, 2022.

The Company has included the financial results of Intellibed in its condensed consolidated financial statements from the date of acquisition and recorded net revenues and pre-tax income of $2.7 million and $1.3 million, respectively, for the period from August 31, 2022 through September 30, 2022. The transaction costs associated with the acquisition of $2.8 million were recorded as general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides unaudited pro forma financial information as if Intellibed had been acquired by the Company as of January 1, 2021. The unaudited pro forma information reflects adjustments for transaction and litigation expenses, immediate restructuring savings and additional depreciation and amortization resulting from the fair value adjustments to assets acquired. The pro forma results do not include any other anticipated cost synergies or effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results to be expected had the acquisition been completed on the date indicated, nor is it indicative of the future operating results of the combined company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$150,517	$184,507	$461,106	$577,990
Net income (loss)	6,993	5,499	(12,489)	33,727

The unaudited pro forma amounts above include the following adjustments:

●	A decrease of operating expenses by $4.4 million during the three and nine months ended September 30, 2022, to eliminate transaction costs directly related to the acquisition that do not have a continuing impact on operating results.

●	A decrease of operating expenses by $0.4 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively, to eliminate litigation costs directly related to the lawsuit between the two Companies.

●	A decrease of operating expenses by $1.0 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively, to eliminate costs directly related to immediate restructuring that do not have a continuing impact on operating results.

●	An increase of operating expenses by $0.5 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $0.8 million during the nine months ended September 30, 2022 and 2021, respectively, to reflect the additional depreciation and amortization expense related to the increase in property and equipment assets and definite lived intangible assets.

●	The combined pro forma results were tax effected using the Company’s effective tax rate for the respective periods.

5. Fair Value Measurements

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

The sponsor warrant liabilities (see Note 12 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (dollars in thousands):

	Level	September 30, 2022	December 31, 2021
Sponsor warrants	3	$122	$4,343

The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2022 and 2021 (in thousands):

Sponsor Warrants
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(4,221)
Fair value as of September 30, 2022	$122

Fair value as of December 31, 2020	$92,708
Fair value of warrants exercised	(64,321)
Change in valuation inputs(1)	(19,369)
Fair value as of September 30, 2021	$9,018

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

6. Revenue from Contracts with Customers

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

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Channel	2022	2021	2022	2021
DTC	$84,601	$112,863	$251,764	$353,985
Wholesale	58,679	57,918	178,804	185,811
Revenues, net	$143,280	$170,781	$430,568	$539,796

	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2022	2021	2022	2021
Sleep products	$131,136	$156,077	$391,841	$494,628
Other	12,144	14,704	38,727	45,168
Revenues, net	$143,280	$170,781	$430,568	$539,796

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $3.8 million and $10.9 million at September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized all revenue that was deferred in customer prepayments at June 30, 2022 and 2021, respectively.

7. Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$33,593	$33,609
Work-in-process	3,332	4,023
Finished goods	55,511	63,419
Inventory obsolescence reserve	(1,043)	(2,361)
Inventories, net	$91,393	$98,690

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$65,688	$58,094
Equipment in progress	20,490	19,840
Leasehold improvements	53,478	38,098
Furniture and fixtures	24,853	12,482
Office equipment	4,393	4,843
Total property and equipment	168,902	133,357
Accumulated depreciation	(31,484)	(20,743)
Property and equipment, net	$137,418	$112,614

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2022 or December 31, 2021. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively, and totaled $0.8 million and $0.8 million during the three and nine months ended September 30, 2021, respectively. Depreciation expense was $4.3 million and $11.4 million during the three and nine months ended September 30, 2022, respectively, and totaled $2.8 million and $6.2 million during the three and nine months ended September 30, 2021, respectively.

9. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset for finance leases was $1.2 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$4,213	$2,329	$11,051	$6,200
Variable lease costs	386	819	1,509	1,396
Short-term lease costs	—	67	11	191
Total lease costs	$4,599	$3,215	$12,571	$7,787

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2022 (in thousands):

2022 (excluding the nine months ended September 30, 2022)(1)	$1,661
2023	20,184
2024	19,085
2025	18,827
2026	18,920
Thereafter	89,985
Total operating lease payments	168,662
Less – lease payments representing interest	(41,585)
Present value of operating lease payments	$127,077

(1)	Amount consists of $4.9 million of undiscounted cash flows offset by $3.2 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2022.

As of September 30, 2022 and December 31, 2021, the weighted-average remaining term of operating leases was 9.2 years and 10.7 years, respectively, and the weighted-average discount rate of operating leases was 5.45% and 5.30%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in present value of operating lease liabilities	$5,866	$1,824
Right-of-use assets obtained in exchange for operating lease liabilities	34,712	23,751

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Warranty accrual – current portion	$4,607	$3,914
Insurance financing	2,254	1,043
Long-term debt, net of unamortized issuance costs – current portion	2,137	2,297
Accrued sales tax liability assumed in acquisition	937	—
Accrued property taxes	643	—
Accrued affiliate marketing	471	135
Tax receivable agreement liability – current portion	269	5,847
Other	754	234
Total other current liabilities	$12,072	$13,470

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term loan	$39,656	$42,188
Revolving line of credit	—	55,000
Less: unamortized issuance costs	(1,068)	(778)
Total debt	38,588	96,410
Less: current portion of debt, net of unamortized issuance costs	(2,137)	(2,297)
Long-term debt, net	$36,451	$94,113

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio were not tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus an applicable margin of 4.75%, for a total rate of 5.25% if the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. The interest rate on the term loan was 6.07% as of September 30, 2022. As of September 30, 2022, the Company was in compliance with all of the financial covenants related to the 2020 Credit Agreement, as amended.

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

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC (“CCM”) and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors without constituting an event of default. CCM is considered a related party of the Company in that Adam Gray, a member of our board of directors, serves as a managing partner of CCM. For further discussion see Note 15—Related Party Transactions—Coliseum Capital Management, LLC. Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On May 13, 2022 and September 9, 2022, the Company entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and minimal expenses were recorded as general and administrative expense in the condensed consolidated statement of operations.

On July 14, 2022, the Company received consent under the 2020 Credit Agreement allowing the Company’s acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. The Company incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the condensed consolidated statement of operations.

In November 2021, the Company executed a $55.0 million draw on its revolving line of credit. On March 31, 2022, the Company used a portion of the net proceeds received from its March 2022 stock offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit. As of September 30, 2022, there was no balance outstanding on the revolving credit facility.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest expense under the 2020 Credit Agreement totaled $0.9 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.

12. Warrant Liabilities

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

During the nine months ended September 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were no sponsor warrants exercised during the nine months ended September 30, 2022. The 1.9 million sponsor warrants outstanding at September 30, 2022 and December 31, 2021 had fair values of $0.1 million and $4.3 million, respectively.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

	September 30, 2022	December 31, 2021
Trading price of common stock on measurement date	$4.05	$13.27
Exercise price	$5.75	$5.75
Risk free interest rate	3.33%	0.39%
Warrant life in years	0.3	1.1
Expected volatility	117.78%	73.78%
Expected dividend yield	—	—

During the three months ended September 30, 2022, the Company recognized a loss of $0.1 million in its condensed consolidated statement of operations related to an increase in the fair value of the sponsor warrants outstanding at the end of the period. For the nine months ended September 30, 2022, the Company recognized a gain of $4.2 million and during the three and nine months ended September 30, 2021, the Company recognized gains of $5.4 million and $19.4 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Warranty accrual	$19,505	$15,013
Other	2,088	962
Total	21,593	15,975
Less – current portion of warranty accrual	(4,607)	(3,914)
Other long-term liabilities, net of current portion	$16,986	$12,061

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Commitments and Contingencies

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

The Company had the following activity for warranty liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$17,709	$11,278	$15,013	$8,397
Additions charged to expense for current period sales	2,722	2,488	7,057	6,686
Acquired warranty liability	140	—	140	—
Deduction from reserves for current period claims	(1,066)	(631)	(2,705)	(1,948)
Balance at end of period	$19,505	$13,135	$19,505	$13,135

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the nine months ended September 30, 2021, the Company paid $1.0 million in tax distributions under the Third Purple LLC Agreement. There were no tax distributions paid during the nine months ended September 30, 2022. At September 30, 2022, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stockholder Rights Agreement

On September 25, 2022, with the authorization of the Board, a special committee of independent and disinterested directors of the Company (the “Special Committee”) approved the adoption of a limited-duration stockholder rights agreement (the “Rights Agreement”) with an expiration date of September 25, 2023. The Special Committee adopted the Rights Agreement in response to CCM’s substantial increase in ownership of the Company’s shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate an unsolicited and non-binding proposal from CCM to acquire the outstanding common stock of the Company not already beneficially owned by CCM (See Note 15—Related Party Transactions— Coliseum Capital Management, LLC). The Rights Agreement is intended to enable the Company’s shareholders to realize the full value of their investment and to guard against any attempts to gain control of the Company without paying all shareholders an appropriate control premium. The Rights Agreement applies equally to all current and future shareholders and does not deter any offer or preclude the Special Committee from considering an offer that is fair and otherwise in the best interests of the Company’s shareholders.

Upon adopting the Rights Agreement, 300,000 shares of the Company’s authorized shares of preferred stock, par value $0.0001 per share, were designated as Series A Junior Participating Preferred Shares (the “Preferred Shares”). In accordance with the Rights Agreement, on September 25, 2022, the Special Committee authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Class A and Class B common stock to stockholders of record at the close of business on October 6, 2022. Upon the occurrence of certain triggering events, each Right entitles the holder to purchase from the Company one one-thousandth of a share of the newly designated Preferred Shares at an exercise price of $20.00 (the “Exercise Price”). The Rights will be exercisable only if a person or group acquires beneficial ownership (including certain synthetic equity positions created by derivative securities) of 20% or more of the Company’s outstanding shares of common stock. Any person or group that beneficially owned more than the triggering percentage when the Board adopted the Rights Agreement may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Agreement. If Rights become exercisable, each holder of a Right (other than the acquiring person or group whose Rights will automatically become void) will have the right to receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the Right. Each Preferred Share, if issued, will not be redeemable, will entitle the holder, when, as and if declared, to quarterly dividend payments equal to the greater of $1,000 per share or 1,000 times the amount of all cash dividends plus 1,000 times the amount of non-cash dividends or other distributions paid on one share of common stock, will entitle the holder to receive $1,000 plus accrued and unpaid dividends per share upon liquidation, will have the same voting power as 1,000 shares of Class A common stock and, if shares of common stock are exchanged via merger, consolidation or a similar transaction, will entitle the holder thereof to a per share payment equal to the payment made on 1,000 shares of common stock.

The initial issuance of the Rights as a dividend will have no financial accounting or reporting impact. The fair value of the Rights will be nominal since the Rights are not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and will therefore not be accounted for as a long-term obligation.  Accordingly, unless the Rights become exercisable as discussed above, the Rights Agreement has no impact on the Company’s condensed consolidated financial statements.

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

There were no Paired Securities exchanged for Class A common stock during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, 0.1 million of Paired Securities were exchanged for shares of Class A common stock.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties engaged in litigation discovery, exchanged affidavits of documents and scheduled examinations for discovery. Shortly thereafter, discovery adjourned and continues to be stayed while the parties negotiate formal terms of settlement. PerfectSense has not responded to Purple’s repeated attempts to finalize the settlement. Purple LLC filed a motion to enforce a settlement agreement.  On September 13, 2022, the Court granted Purple’s motion to enforce the settlement agreement and deemed the action to be discontinued on a without costs basis. As part of the settlement, PerfectSense is required to: (a) to change their mattress design so as not to resemble any of Purple’s mattress designs, (b) to change their website design to move away from Purple’s product designs, (c) to not register or use any domains that include the word “Purple”, and (d) to delete a number of domains that PerfectSense had previously registered which included the word “Purple”. PerfectSense was given 30 days from the date of the Court Order to comply with these terms. Purple is continuing to monitor PerfectSense to ensure compliance with the settlement agreement. Now that the action has been discontinued, Purple is taking steps to have the $15,000 CAD that was posted as security for PerfectSense’s costs paid out of court.

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. On August 1, 2022, USTR issued its remand results. On September 14, 2022, the plaintiffs submitted comments on the remand results. USTR filed their response to these comments on November 4, 2022. The plaintiffs have until December 5, 2022 to file a reply. If successful, this litigation could result in a refund of some or all of the Section 301 duties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the United States District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. On January 19, 2021, ReST filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.The parties have selected an arbitrator and they have agreed upon a scheduling order.  Currently, the parties are in the fact discovery phase of the arbitration. The parties have scheduled several depositions and exchange documents and discovery requests. The arbitration hearing is set to begin in July 2023. Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

On November 19, 2020, Purple LLC sued Intellibed in the U.S. District Court for the District of Utah for patent infringement, trademark infringement, trade secret misappropriation, and a number of related state law based claims. The principal allegations are that Intellibed has manufactured and sold unauthorized, infringing products under the Sleepy’s brand name owned by third-party Mattress Firm. Purple LLC also requested declaratory relief related to certain assignment terms of a license agreement in which Purple LLC is the licensor and Intellibed is the licensee. On December 14, 2020, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s Complaint on the ground that these Counts fail to state a claim upon which relief can be granted. On December 15, 2020, Intellibed filed an Answer to Purple LLC’s complaint and also asserted against Purple LLC a total of eight counterclaims, including a number of declaratory judgment claims, breach of contract, and tortious interference claims. Intellibed’s main allegations are that its use of Purple LLC’s patents, trademark, and trade secrets in connection with Mattress Firm’s Sleepy’s products is authorized under the license agreement. On January 19, 2021, Purple LLC filed a motion to dismiss Intellibed’s fifth, sixth, seventh, and eighth counterclaims on the ground that these counterclaims fail to state a claim upon which relief can be granted. Briefing on Purple LLC’s partial motion to dismiss was completed on March 2, 2021. On January 19, 2021, Purple LLC also filed an Answer to Intellibed’s counterclaims, which were not subject to Purple LLC’s motion to dismiss. On January 27, 2021, Purple LLC filed a First Amended Complaint in response to Intellibed’s initial motion to dismiss. On February 10, 2021, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s First Amended Complaint. Briefing on Intellibed’s partial motion to dismiss was completed on March 24, 2021. On September 28, 2021, the District Court dismissed Purple’s complaint without prejudice, and also dismissed ACTI’s counterclaim without prejudice, while the parties pursued dispute-resolution procedures set out in the license agreement.  On August 31, 2022, the Company acquired all of the issued and outstanding stock of Intellibed, as discussed above. In conjunction with the acquisition, the preexisting legal matter with Intellibed was effectively settled on the acquisition date. The fair value of the effective settlement of this legal matter was estimated to be a gain of $1.4 million, which was recorded by the Company as other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. For additional information see Note 4—Acquisition.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 3, 2022, the Company filed a Complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple’s website architecture and checkout process. The Company paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon have failed, the Company filed the aforementioned complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to Photon under the agreement. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple, and also advancing a vague claim for tortious interference. The litigation is presently in its discovery phase. The Company intends to vigorously litigate its claims to resolution.

On August 5, 2022, Purple LLC filed a Complaint with the United States International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple’s intellectual property rights related to pillow and seat cushion products.  The Complaint alleges that the proposed Respondents are violating 19 U.S.C. § 1337 (“Section 337”) by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple design patent, infringe Purple trademarks, and/or infringe Purple utility patents. The Complaint requests at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products that infringe any asserted Purple intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the proposed Respondents named in the Complaint that infringe any asserted Purple intellectual property right; and (iii) Cease and Desist Orders against the proposed Respondents named in the Complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers.  The ITC Administrative Law Judge has issued a Procedural Schedule for the Investigation that includes an April 12–14, 2023, Evidentiary Hearing and an October 12, 2023, Target Date for completion of the Investigation.  The Investigation is currently in its initial stages and fact discovery has just commenced.

On September 22, 2022, the Company filed an action in the U.S. District Court for the District of Utah styled Purple Innovation, LLC v. Bedmate-U Co., Ltd., against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”).  The complaint alleges that the Respondents have (a) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trade dress infringement; (b) infringed U.S. Trademark Registration No. 5,661,556; (c) infringed U.S. Trademark Registration No. 6,551,053; (d) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trademark infringement; (e) infringed U.S. Patent No. D909,092; (f) infringed U.S. Patent No. 10,772,445; (g) infringed U.S. Patent No. 10,863,837; (h) violated Utah Unfair Competition Act, Utah Code § 13-5a-101 et seq.; and/or (i) committed common law unfair competition.  The complaint seeks injunctive relief, compensatory damages, disgorgement of profits, punitive and exemplary damages, and attorneys’ fees and costs.  This action is in its initial stages.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board of Directors (the “Board”). Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of CCM, which is the investment manager of Blackwell. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. On September 17, 2022, the Company received an unsolicited and non-binding proposal from CCM to acquire the remaining outstanding common stock of the Company not already beneficially owned by CCM for $4.35 per share in cash. At the time of the offer, CCM beneficially owned approximately 45% of the outstanding equity of the Company. The CCM proposal is conditioned upon the transaction being (a) negotiated by, and subject to the approval of, a special committee of independent and disinterested members of the Board (the “Special Committee”) and (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of the shares of common stock not owned by CCM or other interested parties. The Special Committee was formed by the Board to determine the necessary actions to evaluate the CCM proposal and determine the course of action that is in the best interests of all of the Company’s shareholders. The Board expressly granted the Special Committee the ability to decline the CCM proposal. In addition, the Special Committee adopted the Rights Agreement to have the time and flexibility necessary to evaluate the CCM offer. See Note 14—Commitments and Contingencies—Subscription Agreement and Preemptive Rights and Commitments and Contingencies —Stockholder Rights Agreement for further discussion.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein “EdiZONE”), an entity wholly owned by TNT Holdings, and InnoHold (collectively the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of Purple LLC and retired from the Company’s Board in August 2020.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.2 million and $0.7 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease will remain in effect until September 30, 2023.

During the nine months ended September 30, 2021, certain current and former employees of Purple LLC who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A common stock. There were no such exchanges during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.4 million in required tax distributions pursuant to the Third Purple LLC Agreement. There were no such payments made by Purple LLC during the nine months ended September 30, 2022.

16. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At September 30, 2022, 91.4 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at September 30, 2022 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2022, there were no shares of preferred stock outstanding. See Note 14—Commitments and Contingencies—Stockholder Rights Agreement for further discussion regarding preferred stock.

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

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There were no sponsor warrants exercised during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock. There were 1.9 million sponsor warrants outstanding at September 30, 2022.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. Upon the close of the Business Combination, and at December 31, 2018, InnoHold’s and other Class B Unit holders’ combined NCI percentage in Purple LLC was approximately 82%. At September 30, 2022, the combined NCI percentage in Purple LLC was 0.5%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

As of September 30, 2022, the Company had two material assets:1) Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes and 2) Intellibed, which is taxed as a corporation for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs from the statutory rate. The primary factors impacting expected tax are the change in fair value of the warrant liabilities and adjustments for stock-based compensation.

Deferred tax assets at September 30, 2022 totaled $220.8 million, which is net of a $100.1 million valuation allowance that has been recorded against the residual outside partnership basis for the amount the Company believes is not more likely than not realizable. As a result, there was an overall increase of $30.2 million in the valuation allowance from December 31, 2021 to September 30, 2022, primarily as a result of an increase in the residual outside partnership basis.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company currently estimates its annual effective income tax rate to be 23.7%. The annualized effective tax rate for the Company differs from the federal rate of 21% primarily due to the non-taxable nature of the change in fair value of the warrant liabilities and state and local income taxes.

For the nine months ended September 30, 2022, the Company has recorded an income tax benefit of $6.6 million. The effective tax rate for the nine months ended September 30, 2022 was 25.1%. This rate differed from the federal statutory rate due primarily to a reduction of deferred tax assets associated with adjustments for stock-based compensation and the gain relating to the change in fair value of the warrant liability is excluded from taxable income for income tax purposes.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction, the subsequent exchanges of Class B Units for Class A common stock and changes in estimates relating to the expected tax benefits associated with the liability under the agreement, the potential future tax receivable agreement liability was $162.2 million and $168.1 million as of September 30, 2022 and December 31, 2021, respectively. The reduction in the September 30, 2022 tax receivable agreement liability reflected a payment of $5.8 million made in January 2022.

As of December 31, 2021, the Company estimated $13.9 million of U.S. federal and $4.7 million of state net operating loss carryforwards available to reduce future taxable income. The federal net operating losses generally can be carried forward indefinitely for U.S. federal tax purposes with the exception of some NOLs acquired as part of the Intellibed acquisition which are subject to expiration beginning in 2037. Some state carryforwards are subject to expiration beginning in 2026. It is possible that we will not generate taxable income in time to use all or a portion of these net operating loss carryforwards before their expiration or at all. Additionally, the Company may be subject to the NOL utilization provisions of Section 382 of the Internal Revenue Code of 1986, as amended due to ownership changes that may have occurred previously or that could occur in the future. The effect of an ownership change may be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. As of September 30, 2022, the Company has not completed its analyses in respect of Section 382 to determine whether a change in ownership has occurred, the annual limitation, if any, or whether any of the tax attributes are subject to a permanent limitation. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

As of September 30, 2022, we had $220.8 million in net deferred tax assets.  These deferred tax assets include approximately $213.5 million related to the investment in the partnership.   We have considered both the positive and negative evidence in evaluating whether a valuation allowance is necessary. The Company is in a cumulative income position over the past 12 quarters, and we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that certain economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2022, no material uncertain tax positions were recognized as liabilities in the condensed consolidated statements of operations.

18. Net Income (Loss) Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Purple Innovation, Inc.-basic	$2,278	$2,171	$(19,564)	$25,573
Less – dilutive effect of change in fair value – warrant liabilities	—	(5,362)	—	(19,369)
Net income (loss) attributed to noncontrolling interest	3	(44)	(196)	—
Net income (loss) attributable to Purple Innovation, Inc.-diluted	$2,281	$(3,235)	$(19,760)	$6,204
Denominator
Weighted average shares—basic	85,666	66,335	78,544	65,741
Add – dilutive effect of equity awards	1	—	—	1,479
Add – dilutive effect of warrants	—	504	—	1,099
Add – dilutive effect of Class B shares	448	448	448	—
Weighted average shares—diluted	86,115	67,287	78,992	68,319
Net income (loss) per common share:
Basic	$0.03	$0.03	$(0.25)	$0.39
Diluted	$0.03	$(0.05)	$(0.25)	$0.09

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine months ended September 30, 2022, the Company excluded 3.2 million and 3.5 million, respectively, of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the three months ended September 30, 2021, the Company excluded 1.3 million shares of Class A common stock issuable upon conversion of certain stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the nine months ended September 30, 2021, the Company excluded 0.5 million of Paired Securities convertible into an equal number of Class A shares as the effect was anti-dilutive.

19. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of September 30, 2022, an aggregate of 1.0 million shares are available for issuance or use under the 2017 Incentive Plan.

Class A Stock Awards

In May 2022, the Company granted stock awards under the 2017 Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company issued 0.1 million shares of Class A common stock and recognized $0.6 million in expense during the nine months ended September 30, 2022, which represented the fair value of the stock awards on the grant date.

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

The Company determined the fair value of the options granted during the nine months ended September 30, 2022 using the Black Scholes method with the following weighted average assumptions:

Fair market value	$2.02
Exercise price	$6.82
Risk free interest rate	2.67%
Expected term in years	3.45
Expected volatility	54.22%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2022:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2022	1,552	$8.65	1.9	$8,667
Granted	594	6.82	—	—
Exercised	(20)	8.32	—	—
Forfeited/cancelled	(546)	8.14	—	—
Options outstanding as of September 30, 2022	1,580	$8.14	1.4	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of September 30, 2022 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$5.75	158	0.1	158	0.1	$—
5.95	426	0.2	426	0.2	—
6.51	196	1.6	166	1.6	—
6.65	173	1.6	140	1.6	—
6.82	205	4.6	—	—	—
7.99	19	2.2	15	2.2	—
8.32	108	1.8	77	1.8	—
8.55	97	0.2	97	0.2	—
13.12	110	2.1	77	1.9	—
21.70	52	0.2	52	0.2	—
32.28	35	3.5	15	3.5	—

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2022:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2022	416	$3.60
Granted	594	2.31
Vested	(172)	3.17
Forfeited	(482)	2.73
Nonvested options as of September 30, 2022	356	$2.85

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and nine months ended September 30, 2022, the Company recognized stock option expense of $0.2 million and $0.5 million, respectively. The Company recorded stock option expense of $0.4 million and $1.3 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, outstanding stock options had $0.9 million of unrecognized stock compensation cost with a remaining recognition period of 1.8 years.

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

Trading price of common stock on measurement date	$5.34
Risk free interest rate	2.64%
Expected life in years	2.9
Expected volatility	84.3%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2022:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2022	165	$17.84
Granted	1,181	4.77
Vested	(33)	18.82
Forfeited	(75)	11.50
Nonvested restricted stock units as of September 30, 2022	1,238	$5.74

The Company recorded restricted stock unit expense of $0.6 million and $1.5 million during the three and nine months ended September 30, 2022, respectively and $0.3 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, outstanding restricted stock units had $5.7 million of unrecognized stock compensation cost with a remaining recognition period of 2.4 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$96	$119	$266	$208
Marketing and sales	260	209	663	427
General and administrative	386	414	1,570	1,689
Research and development	53	23	113	33
Total non-cash stock-based compensation	$795	$765	$2,612	$2,357

20. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.

21. Subsequent Events

On October 3, 2022, the name of the wholly owned surviving entity from the Merger Agreement was changed to Intellibed, LLC. Purple Inc. contributed 100% of the membership interest in Intellibed, LLC to Purple LLC and Intellibed, LLC became a wholly owned subsidiary of Purple LLC.

On October 15, 2022, Keira Krausz signed an offer letter to become the Chief Marketing Officer of the Company, effective November 1, 2022. The Company will grant to Ms. Krausz, a one-time equity grant valued at $400,000 based on the market price of the Company’s Class A Common Stock on the day of the grant as an inducement grant outside the Company’s 2017 Equity Incentive Plan in accordance with the NASDAQ inducement grant exception found in NASDAQ Listing Rule 5635(c)(4). This grant has not yet been awarded.

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

Organization

Our business consists of Purple Inc., its controlled subsidiary, Purple LLC, and its wholly owned subsidiary, Intellibed. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC.

On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At September 30, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC while other Class B Unit holders had the remaining 0.5%.

On August 31, 2022, the Company acquired all of the issued and outstanding stock of Intellibed with the surviving entity continuing as a wholly owned subsidiary of Purple Inc. For further discussion see Recent Developments in Our Business — Acquisition below.

Executive Summary – Results of Operations

Net revenues decreased 16.1% to $143.3 million and 20.2% to $430.6 million for the three and nine months ended September 30, 2022, respectively, when compared to the corresponding periods in the prior year. These decreases were primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending.

Gross profit was $59.4 million for the three months ended September 30, 2022 compared to $61.1 million for the same period in the prior year. The gross profit percentage improved in the third quarter of 2022 to 41.5% as compared to 35.8% in the prior year third quarter. The increase in our gross profit percentage was primarily due to efficiency and cost reduction initiatives implemented in the first half of fiscal 2022 offset in part by a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our e-commerce and retail showroom channels. For the nine months ended September 30, 2022, gross profit decreased 30.6% to $159.9 million as compared to the prior year nine-month period due in part to the decrease in sales volume. The gross profit percentage for the first nine months of 2022 was 37.1% as compared to 42.7% for the prior year nine-month period. Our gross profit percentage was adversely impacted by elevated levels of materials, labor and freight costs, lower-than-expected demand levels and a shift in revenue to our wholesale channel. The benefits from our efficiency and cost reduction initiatives did not become fully impactful until the third quarter.

Operating expenses decreased 14.1% to $58.1 million and 15.1% to $189.0 million for the three and nine months ended September 30, 2022, respectively, when compared to the corresponding periods in the prior year. These decreases primarily reflected the impact of reduced advertising spend, two workforce reductions and the implementation of other cost saving measures.

Net income was $2.3 million for the three months ended September 30, 2022 as compared to net income of $2.2 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company’s net loss was $19.6 million as compared to net income of $25.6 million for the nine months ended September 30, 2021.

Recent Developments in Our Business

Acquisition

On August 31, 2022, the Company acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. We believe that the addition of Intellibed will increase product offerings to customers, expand market opportunities, capitalize on synergies of the combined companies, and increase opportunities for innovation. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property and more fully capitalize on growing demand for products with gel technologies. The total purchase consideration for the acquisition was $28.3 million, which primarily consisted of 8.1 million shares of Class A common stock. Purchase consideration also included the fair value of 0.5 million shares of Class A common stock held in escrow pending resolution of net working capital adjustments and general representation and warranty provisions of the agreement, the fair value of contingent consideration of 1.5 million shares of Class A common stock issuable to Intellibed securityholders depending upon the price of the Class A common stock over the next 18 months, $1.4 million gain related to the fair value of a preexisting legal matter that was effectively settled on the acquisition date, and $0.9 million related to the fair value of other items.

Coliseum Capital Management, LLC Proposal

On September 17, 2022, the Company received an unsolicited and non-binding proposal from CCM to acquire the remaining outstanding common stock of the Company not already beneficially owned by CCM for $4.35 per share in cash. At the time of the offer, CCM beneficially owned approximately 45% of the outstanding equity of the Company. The CCM proposal is conditioned upon the transaction being (a) negotiated by, and subject to the approval of, a special committee of independent and disinterested members of the Board (the “Special Committee”) and (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of the shares of common stock not owned by CCM or other interested parties. The Special Committee was formed by the Board to determine the necessary actions to evaluate the CCM proposal and determine the course of action that is in the best interests of all of the Company’s shareholders. The Board expressly granted the Special Committee the ability to decline the CCM proposal. In addition, the Special Committee adopted the Rights Plan to have the time and flexibility necessary to evaluate the CCM offer.

Stockholder Rights Agreement

On September 25, 2022, with the authorization of the Board, the Special Committee approved the adoption of a limited-duration stockholder rights agreement with an expiration date of September 25, 2023. The Special Committee adopted the Rights Agreement in response to CCM’s substantial increase in ownership of the Company’s shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate CCM’s offer to acquire the outstanding common stock of the Company not already beneficially owned by CCM. The Rights Agreement is intended to enable the Company’s shareholders to realize the full value of their investment and to guard against any attempts to gain control of the Company without paying all shareholders an appropriate control premium. The Rights Agreement applies equally to all current and future shareholders and does not deter any offer or preclude the Special Committee from considering an offer that is fair and otherwise in the best interests of the Company’s shareholders.

Upon adopting the Rights Agreement, 300,000 shares of the Company’s authorized shares of preferred stock, par value $0.0001 per share, were designated as Preferred Shares. In accordance with the Rights Agreement, on September 25, 2022, the Special Committee authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Class A and Class B common stock to stockholders of record at the close of business on October 6, 2022. Upon the occurrence of certain triggering events, each Right entitles the holder to purchase from the Company one one-thousandth of a share of the newly designated Preferred Shares at an exercise price of $20.00. The Rights will be exercisable only if a person or group acquires beneficial ownership (including certain synthetic equity positions created by derivative securities) of 20% or more of the Company’s outstanding shares of common stock. Any person or group that beneficially owned more than the triggering percentage when the Board adopted the Rights Agreement may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Agreement. Unless the Rights become exercisable as discussed above, the Rights Agreement has no impact on the Company’s condensed consolidated financial statements.

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

On May 13, 2022 and September 9, 2022, the Company entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and the minimal expenses were recorded as a general and administrative expense in the condensed consolidated statement of operations.

On July 14, 2022, the Company received consent under the 2020 Credit Agreement allowing the Company’s acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. The Company incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the condensed consolidated statement of operations.

Operational Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts continue to evolve. Soon after the pandemic began, we experienced an increase in demand in our e-commerce channel, and in 2020 and 2021 the Company increased its production capacity to match actual and anticipated demand growth. In 2022, after two years of the pandemic, we began experiencing a pull-back in growth that left us with excess operational capacity in facilities, equipment, and personnel. Beginning in the first quarter of 2022 and continuing into the third quarter, the Company rebalanced production and fulfillment operations in its different facilities, reduced employee headcount and took other actions to lower costs.

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

In the fourth quarter of 2021 and continuing into 2022, our gross profits and results of operations have been, and we expect will continue to be adversely affected by elevated levels of materials, labor and freight costs and lower-than-expected demand levels. In early 2022, to offset the impact of higher costs on our gross profits, we increased prices and initiated several other projects to improve efficiencies and reduce costs, including balancing production between facilities to reduce freight costs and shorten delivery times. As the softening of demand for home related products continues, and consumer spending habits shift from e-commerce to brick and mortar, we are investing in showroom expansion where we are in the early stages of developing our capabilities. We also are growing our wholesale partner door count and focusing on improving wholesale door productivity. We ended the third quarter with 51 Purple showrooms after opening 11 new locations during the third quarter and we plan to add three more showrooms over the remainder of the year. In addition, at the end of the third quarter, our products are being sold through approximately 3,300 wholesale doors, having added approximately 800 net new doors during the first nine months of 2022. Improving the sales productivity of our wholesale doors remains a primary focus and a critical component of our strategy to respond to shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are now building the framework for strong operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies that will drive share gains in the premium mattress category and position the Company for accelerated growth when market conditions improve. We have also intentionally reduced our advertising spending in 2022 to improve marketing efficiency, stabilize profitability in a challenging macroeconomic environment and align spending with the current demand environment.

The acquisition of Intellibed is expected to be a strong strategic addition to the Company because of shared technology, geographic proximity of their primary facility, and target market extension. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property and more fully capitalize on growing demand for products with gel technologies. Intellibed’s higher price points compared to the Company’s existing product offerings will be a natural extension of our product line. The acquisition also benefits us by accelerating our product development schedule several years by being able to immediately enter the luxury segment of the sleep and wellness industry. In addition, we expect to capitalize on synergies of the combined companies and benefit from expanding the market presence of Intellibed’s product offerings.

Outlook for Growth

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Develop and execute on strategies to meaningfully expand our wholesale business by prioritizing existing door profitability.

●	Build premium brand position to grow market share of the premium mattress category.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to additional categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to offset gross profit erosion.

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

Operating Results for the Three Months Ended September 30, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2022	% of Net Revenues	2021	% of Net Revenues
Revenues, net	$143,280	100.0%	$170,781	100.0%
Cost of revenues	83,867	58.5	109,701	64.2
Gross profit	59,413	41.5	61,080	35.8
Operating expenses:
Marketing and sales	37,007	25.8	48,841	28.6
General and administrative	19,166	13.4	17,037	10.0
Research and development	1,927	1.3	1,784	1.0
Total operating expenses	58,100	40.6	67,662	39.6
Operating income (loss)	1,313	0.9	(6,582)	(3.9)
Other income (expense):
Interest income (expense), net	(717)	(0.5)	10	—
Other income, net	1,107	0.8	12	—
Change in fair value – warrant liabilities	(53)	—	5,362	3.1
Tax receivable agreement income	—	—	846	0.5
Total other income, net	337	0.2	6,230	3.6
Net income (loss) before income taxes	1,650	1.2	(352)	(0.2)
Income tax benefit	631	0.4	2,479	1.5
Net income	2,281	1.6	2,127	1.2
Net income (loss) attributable to noncontrolling interest	3	—	(44)	—
Net income attributable to Purple Innovation, Inc.	$2,278	1.6	$2,171	1.3

Revenues, Net

Net revenues decreased $27.5 million, or 16.1%, to $143.3 million for the three months ended September 30, 2022 compared to $170.8 million for the three months ended September 30, 2021. The decline in net revenues reflected a $23.7 million decrease in mattress sales, a $1.2 million decrease in other sleep product sales and a $2.6 million decrease in other product sales. The decrease in net revenues was primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $28.3 million, or 25.0%, offset in part by wholesale net revenues increasing $0.8 million, or 1.3%. Within DTC, ecommerce net revenue declined $37.6 million, or 36.6%, due to the reasons stated above and showroom net revenue increased $9.9 million, or 110.4%, driven largely by the opening of 32 net new showrooms over the past 12 months. In addition to the softening demand discussed above, the decrease in DTC net revenues was impacted by a return to more normalized consumption patterns in fiscal 2022 with customers shifting away from e-commerce buying experienced during COVID and the economic stimulus. The increase in wholesale net revenues was primarily due to the Intellibed acquisition which added $2.6 million of wholesale net revenues from the date of acquisition through September 30, 2022, partially offset by reductions in revenue due to market conditions.

Cost of Revenues

Cost of revenues decreased $25.8 million, or 23.5%, to $83.9 million for the three months ended September 30, 2022 compared to $109.7 million for the three months ended September 30, 2021. This decrease was primarily due to the corresponding decrease in sales volume. Our gross profit percentage, which increased to 41.5% of net revenues in the third quarter of 2022 from 35.8% in the third quarter of 2021, benefited from efficiency and cost saving initiatives implemented in the first half of fiscal 2022 that included headcount reductions and the balancing of production and fulfillment operations between the facilities. Also, the gross profit percentage in the prior year third quarter was adversely impacted by inefficiencies related to the resolution of prior year production issues. The gross profit percentage in the third quarter of 2022 was negatively impacted by a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our e-commerce and retail sales channels.

Marketing and Sales

Marketing and sales expense decreased $11.8 million, or 24.2%, to $37.0 million for the three months ended September 30, 2022 compared to $48.8 million for the three months ended September 30, 2021. This decrease was driven by a $16.7 million or 56.8% decline in advertising spending and a $3.8 million decrease in other marketing costs. The reduction in advertising spending was primarily due to management’s ongoing efforts to improve marketing efficiency, stabilize profitability in a challenging macroeconomic environment and align spending with current demand levels. The decrease in other marketing costs reflected the impact of management restructuring the marketing organization earlier in 2022. These decreases were offset in part by a $2.4 million increase in wholesale-related marketing and sales costs due primarily to growing the sales organization of our wholesale business and a $6.2 million increase in marketing and sales costs associated with continued expansion of our showroom business. Marketing and sales expense as a percentage of net revenues was 25.8% in the third quarter of 2022 compared to 28.6% in the third quarter of 2021. This decrease was primarily the result of reduced advertising spending.

General and Administrative

General and administrative expense increased $2.1 million, or 12.5%, to $19.2 million for the three months ended September 30, 2022 compared to $17.0 million for the three months ended September 30, 2021. This increase was primarily due to a $1.4 million increase in legal and professional fees, a $0.2 million increase in payroll and benefit expense and $0.5 million in general and administrative expense attributable to Intellibed. The increase in legal and professional fees was primarily due to $2.8 million of transaction costs associated with the Intellibed acquisition. Excluding the impact of Intellibed acquisition costs, legal and professional fees declined $1.4 million during the quarter due to lower consulting and legal fees. The increase in payroll and benefit costs was due mainly to job restructuring of certain employees in the first half of 2022.

Research and Development

Research and development costs increased $0.1 million, or 8.0%, to $1.9 million for the three months ended September 30, 2022 from $1.8 million for the three months ended September 30, 2021. This increase reflected higher payroll and benefit costs as our renewed focus on product innovation resulted in the growth of our research and development team, which included the addition of our chief innovation officer. The increase in payroll expenses was offset in part by a decrease in professional services costs as product development priorities were being refocused.

Operating Income (Loss)

Operating income was $1.3 million for the three months ended September 30, 2022 compared to an operating loss of $6.6 million for the three months ended September 30, 2021. The $7.9 million increase in operating income was primarily due to lower operating expenses.

Interest Expense

Interest expense totaled $0.7 million for the three months ended September 30, 2022 compared to a negligible amount of net interest income for the three months ended September 30, 2021. Interest expense was impacted by capitalized interest on borrowings that totaled $0.2 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense was also impacted by the term loan interest rate increasing to 6.07% during the third quarter of 2022 compared to 3.50% in the third quarter of 2021. In February 2022, the Company entered into the first amendment to the 2020 Credit Agreement which, among other things, changed the reference interest rate from LIBOR to SOFR and increased the applicable margins.

Other Income (Expense), Net

Other income totaled $1.1 million in the three months ended September 30, 2022 compared to a negligible amount of other income for the three months ended September 30, 2021. This increase primarily resulted from the effective settlement of a preexisting legal matter between the Company and Intellibed upon the Company’s acquisition of Intellibed on August 31, 2022 at an estimated fair value gain of $1.4 million.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding at September 30, 2022 and 2021 had fair values of $0.1 million and $9.0 million, respectively. The decrease in fair value was primarily due to the Company’s Class A common stock price, one of the primary assumptions used to re-measure the warrant liability, declining from $21.02 at September 30, 2021, to $4.05 at September 30, 2022. During the three months ended September 30, 2022, the Company recorded a loss of $0.1 million related to an increase in the fair value of the warrants outstanding at the end of the period. For the three months ended September 30, 2021, the Company recognized a gain of $5.4 million related to a decrease in the fair value of the warrants outstanding at the end of the period.

Income Tax (Expense) Benefit

We had an income tax benefit of $0.6 million for the three months ended September 30, 2022 compared to an income tax benefit of $2.5 million for the three months ended September 30, 2021. The income tax benefit in the third quarter of 2022 was primarily the result of the Company having a net loss during the first nine months of 2022.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net income attributed to noncontrolling interests and net loss attributed to noncontrolling interest were both negligible for the three months ended September 30, 2022 and 2021.

Operating Results for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2022	% of Net Revenues	2021	% of Net Revenues
Revenues, net	$430,568	100.0%	$539,796	100.0%
Cost of revenues	270,717	62.9	309,505	57.3
Gross profit	159,851	37.1	230,291	42.7
Operating expenses:
Marketing and sales	127,339	29.6	163,053	30.2
General and administrative	55,833	13.0	54,024	10.0
Research and development	5,818	1.4	5,430	1.0
Total operating expenses	188,990	43.9	222,507	41.2
Operating income (loss)	(29,139)	(6.8)	7,784	1.4
Other income (expense):
Interest expense	(2,447)	(0.6)	(1,129)	(0.2)
Other income (expense), net	988	0.2	(30)	—
Change in fair value – warrant liabilities	4,221	1.0	19,369	3.6
Tax receivable agreement income	—	—	639	0.1
Total other income, net	2,762	0.6	18,849	3.5
Net income (loss) before income taxes	(26,377)	(6.1)	26,633	4.9
Income tax benefit (expense)	6,617	1.5	(1,005)	(0.2)
Net income (loss)	(19,760)	(4.6)	25,628	4.7
Net income (loss) attributable to noncontrolling interest	(196)	—	55	—
Net income (loss) attributable to Purple Innovation, Inc.	$(19,564)	(4.5)	$25,573	4.7

Revenues, Net

Net revenues decreased $109.2 million, or 20.2%, to $430.6 million for the nine months ended September 30, 2022 compared to $539.8 million for the nine months ended September 30, 2021. The decline in net revenues reflected a $93.5 million decrease in mattress sales, a $9.3 million decrease in other sleep product sales and a $6.4 million decrease in other product sales. The decrease in net revenues was primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending. Net revenues in the prior year nine-month period were positively impacted by the pull forward of demand in the first half of 2021 that was driven by the effects of COVID and economic stimulus. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $102.2 million, or 28.9% and wholesale net revenues decreasing $7.0 million, or 3.8%. Within DTC, ecommerce net revenue declined $127.1 million, or 38.4%, due to the reasons stated above and showroom net revenue increased $25.6 million, or 129.1%, driven largely by the opening of 32 net new showrooms over the past 12 months. In addition to the softening demand discussed above, the decrease in DTC net revenues was impacted by a return to more normalized consumption patterns in fiscal 2022 with customers shifting away from e-commerce buying. The decrease in wholesale net revenues reflected reduced purchases by our existing wholesale partners during the first nine months of 2022 due to market conditions, offset in part by the effects of adding approximately 800 net new wholesale partner doors in fiscal 2022 coupled with wholesale net revenues contributed by Intellibed.

Cost of Revenues

Cost of revenues decreased $38.8 million, or 12.5%, to $270.7 million for the nine months ended September 30, 2022 compared to $309.5 million for the nine months ended September 30, 2021. This decrease was primarily due to the corresponding decrease in sales volume, offset in part by an increase in indirect labor and manufacturing overhead costs. Our gross profit percentage decreased to 37.1% of net revenues during the first nine months of 2022 from 42.7% for the first nine months of 2021. Our gross profit percentage was adversely impacted by elevated levels of material, labor and freight costs and lower-than-expected demand levels. In addition, we had a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our e-commerce and retail showroom channels. Our efficiency and cost saving initiatives, as well as the balancing of production and fulfillment operations between the facilities, were implemented during the first half of fiscal 2022 and did not become fully impactful until the third quarter.

Marketing and Sales

Marketing and sales expense decreased $35.7 million, or 21.9%, to $127.3 million for the nine months ended September 30, 2022 compared to $163.1 million for the nine months ended September 30, 2021. This decrease was driven by a $56.4 million or 50.4% decline in advertising spending and a $5.8 million decrease in other marketing costs. The reduction in advertising spending was primarily due to management’s ongoing efforts to improve marketing efficiency, stabilize profitability in a challenging macroeconomic environment and align spending with current demand levels. The decrease in other marketing costs reflected the impact of management restructuring the marketing organization earlier in 2022. These decreases were offset in part by a $9.4 million increase in wholesale-related marketing and sales costs due in part to growing the sales organization of our wholesale business and a $17.1 million increase in marketing and sales costs associated with showroom expansion. Marketing and sales expense as a percentage of net revenues was 29.6% during the first nine months of 2022 compared to 30.2% for the first nine months of 2021.

General and Administrative

General and administrative expense increased $1.8 million, or 3.3%, to $55.8 million for the nine months ended September 30, 2022 compared to $54.0 million for the nine months ended September 30, 2021. This increase was primarily due to a $3.9 million increase in payroll and benefits expense and $0.5 million in added costs from the Intellibed consolidation, offset in part by a $3.2 million decrease in legal and professional fees. The increase in payroll and benefit costs was due mainly to job restructuring of certain employees in the first half of 2022. The decrease in legal and professional fees was primarily due to $7.9 million of underwriting commissions and other costs we paid in the prior year second quarter for shares sold by Coliseum Capital Partners. This decrease was partially offset by a one-time $3.1 million separation fee incurred by the Company during the second quarter of 2022 for not continuing with the services of a professional services provider coupled with $2.8 million of Intellibed transaction costs.

Research and Development

Research and development costs increased $0.4 million, or 7.1%, to $5.8 million for the nine months ended September 30, 2022 from $5.4 million for the nine months ended September 30, 2021. This increase reflected higher payroll and benefit costs as our renewed focus on product innovation resulted in the growth of our research and development team, which included the addition of our chief innovation officer. The increase in payroll expenses was offset in part by a decrease in professional services costs as product development priorities were being refocused.

Operating Income (Loss)

Operating income decreased $36.9 million to an operating loss of $29.1 million for the nine months ended September 30, 2022 compared to operating income of $7.8 million for the nine months ended September 30, 2021. This decrease primarily reflected a decrease in gross profit that was driven by lower net revenues and a decrease in gross profit margin.

Interest Expense

Interest expense totaled $2.4 million for the nine months ended September 30, 2022 compared to $1.1 million for the nine months ended September 30, 2021. The $1.3 million increase was due in part to interest expense of $0.6 million incurred on the $55.0 million revolving line of credit that was drawn down by the Company in November 2021 and repaid in full on March 31, 2022. The increase was also impacted by the term loan average interest rate increasing from 3.50% during the first nine months of 2021 to 5.42% during the first nine months of 2022. In February 2022, the Company entered into the first amendment to the 2020 Credit Agreement which, among other things, changed the reference interest rate from LIBOR to SOFR and increased the applicable margins. Interest capitalized on borrowings totaled $0.6 million and $0.8 million during the nine months ended September 30, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income totaled $1.0 million in the nine months ended September 30, 2022 compared to a negligible amount of other expense recorded during the nine months ended September 30, 2021. The increase in other income primarily resulted from the effective settlement of a preexisting legal matter between the Company and Intellibed upon the Company’s acquisition of Intellibed on August 31, 2022 at an estimated fair value gain of $1.4 million.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding at September 30, 2022 and 2021 had fair values of $0.1 million and $9.0 million, respectively. The decrease in fair value was primarily due to the Company’s Class A common stock price, one of the primary assumptions used to re-measure the warrant liability, declining from $21.02 at September 30, 2021, to $4.05 at September 30, 2022. During the nine months ended September 30, 2022 and 2021, we recognized gains of $4.2 million and $19.4 million, respectively, that resulted from decreases in the fair value of the warrants outstanding at the end of the respective periods.

Income Tax (Expense) Benefit

We had an income tax benefit of $6.6 million for the nine months ended September 30, 2022 compared to income tax expense of $1.0 million for the nine months ended September 30, 2021. The income tax benefit in the first nine months of 2022 was primarily the result of the Company having a net loss before income taxes of $26.4 million.

Noncontrolling Interest

The Company calculates net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million for the nine months ended September 30, 2022 compared to net income of $0.1 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit facilities and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs as well as other contractual obligations described below. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $57.4 million and $86.2 million, respectively, as of September 30, 2022 compared to $91.6 million and $87.5 million, respectively, as of December 31, 2021. Cash used for capital expenditures decreased from $41.5 million in the first nine months of 2021 to $34.1 million during the first nine months of 2022. Our capital expenditures in the first nine months of 2022 primarily consisted of leasehold improvements and furniture and fixtures associated with the opening of new Purple retail showrooms.

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

Based on our current projections, we believe our cash on hand, amounts available under our revolving line of credit, and expected cash to be generated from our e-commerce, wholesale, and Purple retail store channels will be sufficient to meet our working capital requirements, comply with debt covenants and cover anticipated capital expenditures for the next 12 months and beyond.

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

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% if the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. The interest rate on the term loan was 6.07% as of September 30, 2022. As of September 30, 2022, the Company was in compliance with all of the financial covenants related to the 2020 Credit Agreement, as amended.

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

On May 13, 2022 and September 9, 2022, the Company entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and the minimal expenses were recorded as a general and administrative expense in the condensed consolidated statement of operations.

Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under a tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement. As of September 30, 2022 and December 31, 2021, the tax receivable agreement liability reflected in the Company’s consolidated balance sheet was $162.2 million and $168.1 million, respectively. This decrease was due to a $5.8 million payment that was made during the first quarter of 2022.

Other Contractual Obligations

In addition to the material contractual obligations discussed above, other material contractual obligations primarily include operating lease payments obligations. See Note 9 of the condensed consolidated financial statements for additional information.

Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following summarizes our cash flows for the nine months ended September 30, 2022 and 2021 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(30,474)	$132
Net cash used in investing activities	(30,411)	(41,498)
Net cash provided by financing activities	28,412	2,027
Net decrease in cash	(32,473)	(39,339)
Cash, cash equivalents and restricted cash, beginning of the period	91,616	122,955
Cash, cash equivalents and restricted cash, end of the period	$59,143	$83,616

Cash used in operating activities of $30.5 million for the nine months ended September 30, 2022 primarily resulted from a $19.8 million net loss combined with a $13.9 million decrease in operating cash flow related to net changes in operating assets and liabilities. These decreases related mostly to a $26.6 million decrease in accounts payable, offset in part by an $11.5 million decrease in inventories. The decline in accounts payable was mainly due to the balance at prior year-end being higher than normal because of payment timing coupled with the impact of larger advertising spend in the fourth quarter of 2021. The decrease in inventory was primarily due to management’s efforts to rebalance production and fulfillment operations during the first half of 2022.

Cash used in investing activities reflected capital expenditures of $34.1 million during the nine months ended September 30, 2022 compared to $41.5 million for the nine months ended September 30, 2021. Capital expenditures during the first nine months of 2022 primarily consisted of investments in leasehold improvements and furniture and fixtures related to the opening of new Purple retail showrooms. Cash flows from investing activities also included cash acquired in the acquisition of Intellibed that consisted of $1.9 million of cash and cash equivalents and $1.7 million of restricted cash.

Cash provided by financing activities was $28.4 million during the nine months ended September 30, 2022 compared to $2.0 million during the nine months ended September 30, 2021. Financing activities during the first nine months of 2022 included $92.9 million of net proceeds received from the underwritten stock offering, offset in part by a $55.0 million revolving line of credit payment, a $5.8 million payment on the tax receivable agreement, and $3.8 million in other debt related payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our 2020 Credit Agreement. Our term loan and revolving line of credit both bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2022, we had $39.7 million of variable rate debt outstanding under our term loan and no borrowings outstanding under our revolving line of credit. An increase of 100 basis points in the effective interest rate on our outstanding debt at September 30, 2022 would result in an increase in interest expense of approximately $0.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the previously reported material weakness described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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

The material weakness did not result in any identified misstatements in our condensed consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our condensed consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at September 30, 2022, the Company’s internal control over financial reporting was ineffective.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the remediation efforts related to the design and implementation of sufficient controls and processes around ITGCs, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 14 — Commitments and Contingencies and Note 21 – Subsequent Events to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

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

To manage growth effectively, we would need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result and has resulted in decreased revenue or growth. For example, we are experiencing weaker demand in part as a result of current inflationary trends. Due to uncertainty in the weaking U.S. and global economies caused by inflation and other factors, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

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

We have four manufacturing plants, which are located in Salt Lake City, Utah, Alpine, Utah, Grantsville, Utah, and McDonough, Georgia. In the future we may also enter into leases for additional manufacturing plants.

The disruption of operations of our manufacturing facilities for a significant period of time, or even permanently, such as due to a closure related to the COVID-19 pandemic, natural disasters, the loss or expiration of a lease or mechanical failures in our manufacturing equipment, may increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could materially and adversely affect our operating results and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because three of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. Our Utah facilities are near earthquake fault lines and our Georgia facility is located in an area that may be subject to hurricanes; such natural disasters in these areas could disrupt manufacturing and other operating activities, which could adversely affect our business.

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

While we have had access to a $55 million revolving credit facility under our financing arrangement with KeyBank National Association and a group of financial institutions (as amended, the “2020 Credit Agreement”), our ability to access such funds is subject to certain conditions. Further, our ability to obtain additional or alternative capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from KeyBank National Association and a group of financial institutions (the “Institutional Lenders”) under the 2020 Credit Agreement. Adequate financing may not be available or, if available, may only be available on unfavorable terms. The restrictive covenants in the 2020 Credit Agreement may make it difficult to obtain additional capital on terms that are favorable to us, and we may not be able to satisfy the conditions necessary to obtain additional funds pursuant to the revolving credit facility under the 2020 Credit Agreement. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies.

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

We may not be able to identify, complete or successfully integrate acquisitions and acquisitions that we do make, if any, may not achieve the anticipated financial benefits, all of which could have a negative impact on our growth, financial condition, and results of operations.

We may seek to acquire businesses in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations, or otherwise offer strategic, growth and operating efficiency opportunities. We cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future, or that any acquisitions will achieve the anticipated strategic or financial benefits. Even if we do identify opportunities to acquire businesses, we may not be able to consummate such acquisitions due to a number of factors, including lacking access to sufficient capital to fund such acquisitions and restrictions contained in our Credit Agreement on our ability to make acquisitions.

In addition, acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Future acquisitions could entail numerous risks, including:

●	difficulties in integrating acquired technologies, operations or products;

●	the difficulties of imposing financial and operating controls on the acquired companies and their management and the potential costs of doing so;

●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses and disruption to our direct selling channel;

●	diversion of management’s attention from our core business;

●	the failure to achieve the strategic objectives of these acquisitions;

●	increased fixed costs;

●	the failure of the acquired businesses to achieve the results we have projected in either the near or long term;

●	the assumption of unexpected liabilities, including compliance and litigation risks;

●	adverse effects on existing business relationships with our suppliers, sales force or consumers;

●	Failure to gain consumer or wholesale market acceptance of acquired brands and products; and

●	risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

Our failure to successfully complete the integration of any acquired business, or a failure to effectively identify and pursue such acquisitions, could have a material adverse effect on our business, financial condition and operating results. For example, we recently acquired Intellibed , which has operated in a higher priced market in which we may not be able to successfully operate. Moreover, Intellibed has used different systems and different manufacturing processes using different personnel. If we are not able to effectively integrate Intellibed’s systems or products into our operations, our business will be adversely affected. In addition, integrating Intellibed into our business will require us to expend significant resources and significant effort from our management team, which could divert such resources and management’s attention from developing our core business and adversely affect our results of operations.

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

We manufacture our mattresses using our proprietary and patented Mattress Max and other machinery to make our Hyper-Elastic Polymer cushioning material. Because these machines are proprietary and we do not yet have a long history of their maintenance needs, we may not be able to sufficiently maintain them for operation at full capacity or at all when needed. We have experienced unexpected maintenance issues following a shutdown of these machines that took longer to bring them up to full operating capacity then what we expected. Also, because of the unique features of our machines, and due to continuing improvements to these machines, new machines are not readily available and must be constructed which takes time. If we are unable to construct new machines and implement them into our production process in a timely manner, if our existing machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. We manufacture mattresses and other products using components provided by third-party suppliers. If those third-party suppliers are unable to provide us with such components or if our assembly capacity is insufficient, our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

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

In connection with the Business Combination, Purple LLC also entered into that certain Credit Agreement dated February 2, 2018, with the Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Former Lenders”), which was guaranteed by Purple Inc. The Former Lenders also were stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board and is affiliated with the Lenders. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and certain of the Former Lenders (the “Incremental Lenders”), and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the Incremental Lenders warrants to purchase shares of our Class A Stock. On March 27, 2020, the Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. On May 15, 2020, the Amended and Restated Credit Agreement was further amended to remove a negative covenant so that there would not be an event of default if the Former Lenders acquired 25% or more ownership of the Company. On August 20, 2020, the Company and Purple LLC entered into a Waiver and Consent to Amended and Restated Credit Agreement with the Former Lenders, that, among other things, waives an event of default as a result of InnoHold ceasing to own 25% or more of the aggregate equity interests in the Company, subject to certain conditions as more fully provided in such waiver. On September 3, 2020, we paid off the full amount owed and a prepayment premium to the Former Lenders in the aggregate amount of $45.0 million and terminated the Amended and Restated Credit Agreement, subject to those provisions that survive termination. The Former Lenders further have continuing rights of first refusal related to indebtedness of the Company as set forth in the Subscription Agreement entered into by them and the Company at the time of the Business Combination. Adam Gray continues to serve on our Board and the Former Lenders, together, hold a significant portion of our outstanding shares of Class A Stock and voting power. The Former Lenders currently own, in the aggregate, approximately 45.0% of the Company’s outstanding shares and voting power. Future transactions with the Lenders, if any, may give rise to conflicts of interest or otherwise adversely affect our business.

On September 17, 2022, Coliseum Capital Management, LLC (“CCM”), our largest shareholder and an affiliate of the Former Lenders, delivered to us an unsolicited bid to acquire the remaining outstanding shares of our Class A and Class B Stock not already beneficially owned by CCM for $4.35 per share in cash. There can be no assurance that CCM’s proposed transaction will occur. Responding to unsolicited bids, including the bid received from CCM, may require management to devote additional resources and attention that would otherwise be directed to our operations.

See Note 15, Related-Party Transactions of the Notes to the Condensed Consolidated Financial Statements, included in PART I, ITEM 1 of this Report, “Financial Statements,” and is incorporated herein by reference.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to loss of consumer acceptance of the products we sell, resulting in reduced net sales.

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resulting change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. For example, as retail stores began to reopen following the elimination or easing of restrictions in connection with the COVID-19 pandemic, consumers began to shift away from online retail purchases towards brick-and-mortar shopping. Our gross profit margins for sales through wholesale customers are lower than those in our DTC channel and, as a result, this shift in customer preference has and we anticipate will continue to adversely impact our gross profit margins.

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

Our present and future services agreements, other commercial agreements, and strategic relationships and acquisitions create additional risks such as:

●	failure to effectively integrate acquisitions;

●	disruption of our ongoing business, including loss of management focus on existing businesses;

●	impairment of other relationships;

●	variability in revenue and income from entering into, amending, or terminating such agreements or relationships.

The final assembly of some of our mattresses is executed by third-party partners and suppliers. If we are unable to maintain those relationships or if such third parties are disrupted in their ability to perform such final assembly and we are unable to make alternative arrangements, our ability to produce certain mattresses may be adversely impacted, which could adversely affect our operating results and financial position.

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

A number of our significant competitors offer products that compete directly with our products. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Comfort Industry manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Many newer competitors in the mattress industry have begun to offer products directly to consumers through the Internet and other distribution channels. Some of our established competitors and partners have begun to offer products similar to ours as well. Many of our competitors source their products from countries such as China and Vietnam, where the costs may be lower than our costs. Companies providing for the distribution of mattresses online or through retail stores, such as Mattress Firm, Amazon and Walmart, also have begun to offer competing products in their respective channels. In addition, retailers outside the U.S. have integrated vertically in the furniture and sleep product industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. We have in the past identified material weaknesses in our internal controls over financial reporting, some of which resulted in restatements of our financial statements. During 2021, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT resources; and inadequate risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting. Because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, the Company’s management concluded that at December 31, 2021 and September 30, 2022, the Company’s internal control over financial reporting was ineffective.

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

As a result of our 2022 acquisition of Intellibed, we are in the process of integrating its systems and processes into ours, including bringing such systems and processes into our existing framework of internal controls. That process requires us to devote resources that might otherwise be used to grow the business. If we do not successfully integrate the Intellibed processes into our internal controls, there may be material misstatements that are not detected in a timely manner.

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

We are subject to sales tax or other indirect tax obligations as imposed by the various states in the United States. If the tax authorities in these jurisdictions were to challenge our filings or request an audit, our tax liability may increase. We are currently undergoing routine audits in a few states. Moreover, as a result of our Intellibed acquisition, we are now subject to Intellibed’s sales tax or other indirect tax obligations and taxing authority challenges. Failure to properly identify and pay Intellibed’s tax obligations could result in a significant negative impact.

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

The protection of our intellectual property, such as preventing counterfeit goods from entering the market or defending our patents, may require the expenditure of significant financial and managerial resources. For example, we recently filed an action with the International Trade Commission to combat a number of counterfeit goods; such action could take up to sixteen (16) months to be completed and may not result in judgments that are favorable to us. Even if we obtain a favorable judgment from the International Trade Commission, the prevalence of counterfeit goods could continue harm our ability to enforce some of our intellectual property, our brand, our trade dress, and a number of our patents. We may not be able to discover or determine the extent of all unauthorized use of our proprietary rights. Policing the unauthorized use of our proprietary technology, trademarks and copyrights can be difficult and expensive. Litigation has been and may continue to be necessary to protect our intellectual property rights, which may be costly and may divert our management’s attention away from our core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to us. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

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

Among EdiZONE’s previously entered into licenses of comfort-related intellectual property, as described above, one license includes exclusivity rights that may prohibit us from selling our existing mattresses or potentially new products in the European Union. That risk may be addressed by redesign of the configuration of the Hyper-Elastic Polymer material in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in the European Union, if any, will not be challenged by EdiZONE’s licensee as a violation of the license agreement, or that any redesigned mattresses created by us will be successful in that market when we may enter it. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE and the Pearces, which may be an expense to the Company.

If any of these third parties violate their licenses with EdiZONE or infringe on intellectual property owned by Purple LLC and Purple LLC is unable to take effective action against such violating or infringing parties, we may be unable to protect against this infringement or the effects of such violations and our business could be harmed.

Purple LLC has obtained, with the cooperation of EdiZONE and the Pearces, the right to enforce its intellectual property rights at Purple LLC’s option, provided that Purple LLC will indemnify EdiZONE and fund the expense of such enforcement. In the event such enforcement is deemed necessary by Purple LLC, Purple LLC may not be successful in any such efforts to enforce its intellectual property and other rights and this may harm our business.

While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, EdiZONE’s third-party licenses may lead to conflicts between us and EdiZONE. If conflicts do arise and are not properly addressed, disputes may occur which may be detrimental to the Company.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, as well as provisions of Delaware law and our stockholder rights plan, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain transactions with stockholders owning 15% or more of our outstanding voting stock or require us to obtain stockholder approval prior to engaging in such transactions. CCP and certain of its affiliates collectively hold approximately 45.0% of our outstanding voting stock. Any delay or prevention of a change in control transaction or changes in our board of directors could adversely affect our ability to execute transactions that are needed to carry out our operations and growth strategies and cause the market price of our common stock to decline.

Additionally, on September 25, 2022, we adopted a restated stockholder rights plan that would cause substantial dilution to, and substantially increase the costs paid by, a stockholder who attempts to acquire us on terms not approved by our board. The intent of the stockholder rights plan is to protect our stockholders’ interests by encouraging anyone seeking control of our Company to negotiate with our board. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights plan may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

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

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of the Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to InnoHold equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. We estimate the potential lump-sum payment to be approximately $118.7 million. The change of control payment to InnoHold and the other owners could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring units from other owners of Purple LLC because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. We may have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess the impact, if any, of ownership changes on our NOLs under Section 382 of the Code.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description
2.1(1)	Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019).
3.2	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
4.1	Stockholder Rights Agreement, dated as of September 25, 2022, by and between the Company and Pacific Stock Transfer Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
10.1+	Second Consultancy Agreement, dated as of August 11, 2022, by and among Bennett Nussbaum and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 16, 2022).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

(1)	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 9, 2022	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)