Form 10-K
period 2022-12-31
Purple Innovation, Inc.
filed 2023-03-22
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2022, as reported on the NASDAQ Capital Market, was $127.9 million.

As of March 20, 2023, there were 104,878,348 shares of Class A common stock, par value $0.0001 per share, and 448,279 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC, (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary and (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99.6% as of March 20, 2023. “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination, and “Purple before the Business Combination” refers to Purple LLC’s business before it became a wholly owned subsidiary of the Company upon Closing the Business Combination (as defined herein).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple. Specifically, forward-looking statements may include statements relating to changes in the markets in which Purple competes, expansion plans and opportunities, our expectation of opening additional Purple owned retail showrooms, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

We began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and are now omni-channel. We offer a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. Specially engineered to relieve pressure, maintain an ideal body temperature, and provide instantly adaptive support, Purple’s patented technology has been used and tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses and other cushion products.

We market and sell our products through direct-to-consumer e-commerce and Purple owned retail showrooms (collectively “DTC”) and retail wholesale partners.

The foundation of our business is core competencies in design, development and manufacturing. Our accumulated knowledge enables us to create all aspects of our innovative products, including fundamental comfort technologies and machines and processes necessary to bring them to market. We have integrated our operations to include research and development, marketing and manufacturing, resulting in an ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format injection molding of our Hyper-Elastic Polymer cushioning material, we designed and produced our own manufacturing equipment including our proprietary and patented molding machinery. These fully customized machines are unique to Purple and, we believe, can handle both our size and scale requirements. We believe our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized materials, such as foam and outsourced manufacturing.

In addition to developing differentiated products and technologies, we have built a brand that we believe has high customer engagement and avid brand advocates. We have an experienced marketing team, providing efficient customer acquisition and brand demand development. Our marketing strategy enables us to market our full product suite to customers, generate frequent interactions online and drive traffic to all channels offering our products.

Our knowledge of and engagement with consumers across digital and brick and mortar retail channels is advantageous and increasing. To complement our DTC efforts, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, home décor, and department store spaces. Our goal is to provide opportunities for each customer to learn, shop, and buy in the way that works for them. We believe our distinctly differentiated products, including newly broadened spectrum of mattresses across price points, comfort preferences, benefit segments, marketing strategies, manufacturing capabilities, unique branding and proprietary technologies position us to continue to drive our growth. In 2022, our DTC sales, which includes online and Purple owned retail showrooms, accounted for 57.4% of our net revenues and wholesale accounted for 42.6% of net revenues, while sales of sleep products accounted for 91.2% of our net revenues and other products accounted for 8.8%.

In 2022, we grew our DTC efforts by adding 27 Purple owned retail showrooms, making a total of 55 Company locations across the United States. We anticipate opening 11 additional Purple owned retail showrooms throughout 2023 and in the future.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help people sleep, feel and live better. Whether it’s getting a better night’s rest or elevating the work from home experience, we design and manufacture truly innovative, differentiated products that put our customers’ comfort first.

Sleep Products

The sleep products category encompasses a variety of products including mattresses, pillows, bases, foundations, sheets, mattress protectors, blankets and duvets. Meaningful innovation in sleep products has remained stagnant and limited over the last 150 years. Coil spring mattresses and memory foam, two of the primary materials underpinning mattress technology today, were invented in the 1860’s and 1990’s. Latex, water and air mattresses followed, emerging in the latter part of the 20th century. Since these early inventions, the sleep product industry has remained complacent with little meaningful innovation, until the introduction of our proprietary Hyper-Elastic Polymer material, which represents a meaningful innovation in pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer. Our proprietary technology solves problems that regular mattresses create and has proven that material innovations can have a positive impact on sleep.

Beginning in 2015, the market for sleep products underwent a fundamental transformation with the rise of e-commerce-based brands and direct to consumer distribution, which disrupted the traditional category dynamics and drove the majority of category growth (versus traditional mattress companies) for several years. Today, the U.S. sleep product industry has rebalanced to be comprised of vendors that rely on retail distribution as well as a consolidated number of direct-to-consumer retailers who have tried to expand brick and mortar distribution to capture more market share in a category still tied to instore product trials. Amidst this changing category dynamic, Purple’s manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the sleep products category.

In 2022, we acquired Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”), a premium sleep and health wellness company that was a pre-existing licensee of our founders of some of our technologies. That acquisition resulted in us owning the sole right to use all of our Hyper-Elastic Polymer technologies in our beds. In addition, the acquisition will allow us to immediately expand into the luxury mattress segment. Purple has recently announced three collections to be available in the second quarter of 2023: Essentials (including the New Day, The Purple Mattress, and The Purple Plus), Premium (including Restore, RestorePlus, and RestorePremier) and Luxe (including Rejuvenate, RejuvenatePlus and RejuvenatePremier).

In general, direct to consumer mattress companies offer convenience, free shipping and returns, and low prices, while leveraging third-party manufacturing and distribution. Materials used by online mattress retailers include layers of foam cushioning that are assembled, compressed and folded into a box for distribution. This market is highly fragmented, commoditized and competitive, with customer purchase decisions based primarily on price. Prior to Purple, there has been little recent success disrupting the premium market, where the majority of category revenue and profit is realized. Competitors in the premium market include Tempur Sealy and Sleep Number.

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

What Makes Purple Different?

We believe we have a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology—We are a company built on innovation and licensing, with more than 30 years of expertise in comfort innovation. Purple is founded upon decades of history developing innovative comfort solutions, including the invention of our proprietary and patented Hyper-Elastic Polymer technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the sleep product industry since the introduction of memory foam in 1992. We believe that the unique properties of our technology enable several improvements to existing sleep products that are not addressed by foam, spring and air mattresses.

●	Pressure Relief—Our Hyper-Elastic Polymer technology is designed around the science of column buckling which enables our mattresses to be both firm and soft. This offers support across the body’s larger surface areas, such as the back, while providing pressure relief at local areas or points of pressure, such as the hips and shoulders. We believe Purple’s founders were the first to leverage this technology in mattresses after its success in licensing its proprietary Hyper-Elastic Polymer technology to medical manufacturers for use in wheelchairs, critical care beds and to this day, hospital beds. The resulting feel is often described as buoyant and responsive.

●	Temperature Neutral—The Hyper-Elastic Polymer material itself is temperature neutral, with the surface comprised mostly of air, made from thousands of open-air channels. The channels allow for high airflow and dissipation of heat and vapor. This is the opposite of foam beds, which absorb heat from the body and then radiate the heat back, constantly increasing the temperature. Our technology allows for continual sleeping without waking up hot.

●	Responsive—Unlike memory foam, which compresses, gets hard and then takes time to recoil, our Hyper-Elastic Polymer technology is instantly responsive to the body as it moves. It will immediately flex to support the sleeper’s position and spring back into place as the sleeper readjusts during the night.

●	Durable—Hyper-Elastic Polymer material is a highly durable gel that we believe is more durable than most foams. The Hyper-Elastic Polymer technology also has numerous applications beyond mattress products including seat cushions, pillows, and others. The development of the Hyper-Elastic Polymer technology is only one of numerous innovations we have developed to produce a range of unique and effective comfort products across the sleep, seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers to imitation. We have hundreds of granted or pending patents and hundreds of patent filings that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has in depth experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our patented and proprietary molding processes and machines allow for large-format injection molding of gels efficiently and at scale.

●	Growing a brand with a passionate following—Our brand mirrors our passion for uncompromising performance, quality and durability, and our dedication to improving lives by delivering better sleep and better comfort We believe our brand awareness and consideration rivals category leaders, after only seven years. Our brand has extended beyond awareness of individual products and we have successfully marketed our full suite of products to customers using our omni-channel strategy. We believe our customers’ satisfaction with our product has continued to drive “word of mouth” recommendations, one of the most persuasive ways customers learn about our products.

●	Balanced, omni-channel distribution strategy—We have sought opportunities to expand brand awareness in brick-and-mortar retailers where our beds can be displayed. This is a very different approach from most bed-in-a-box players who seek traditional consumer packaged goods distribution, e.g., boxes on shelves. Our goal is to support the customer wherever and however they want to learn, try, and buy. Whether in wholesale, Purple owned retail showrooms, or our e-commerce channel, we are a leader in the sleep products market. Our flexible return policies and aggressive expansion of wholesale doors and our own showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional retailers as well as a variety of independent retail partners throughout the United States and Canada. As a result, we believe we will drive accelerated growth in the sleep products industry.

●	Vertical integration enables nimble design, development and execution—We design and develop our products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

Growth Strategies

●	Expansion of the Brand to Premium and Luxe Categories— To complement and support our expansion into the higher-priced, higher margin categories, Purple is evolving its differentiated brand to broaden appeal. We are investing in brand demand-driving marketing and advertising to create awareness, engagement, and preference for the Purple brand and for our products across all our sales channels. We also plan on developing a reimagined brand associated with life enhancing sleep. In 2023, we expect to be able to increase effective marketing by 11% over the prior year with an anticipated 40% increase occurring after the launch of our new Premium and Luxe product categories anticipated to occur on May 15 in our showrooms and online and from May to July in our wholesale partners’ retail stores. This strategic focus and investment will support our growth plans in the wholesale channel, in Purple owned retail showrooms, on Purple.com and online marketplaces, and in particular our Luxe offerings are expected to increase average sales prices significantly. We’ll also continue to harness the evangelism of the ever-growing base of Purple owners whose advocacy of our products is one of the brand’s greatest strengths.

●	Further direct-to-consumer growth and penetration—We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our e-commerce channel. We have invested in substantial improvements to our website, enhancing the education, shopping, and buying experiences, and we have expanded our contact center, enabling live voice, chat and messaging with our sales associates which has driven higher customer satisfaction, higher average order value, and higher conversion. Continued successful execution on Purple.com supports planned e-commerce growth, and growth in all channels given the importance of the site during the customer decision journey. In addition, we currently operate 55 Company showrooms in cities across the U.S. where consumers can experience our brand, learn about and engage with our technology, and purchase our products. We anticipate continual expansion of our showrooms as we optimize the format.

●	Expanded wholesale retail relationships— We continue to work closely with existing retail partners to increase market share and sales, and we are forming new partnerships to expand our wholesale footprint. With our new Premium and Luxe collections, we believe we have an increased opportunity to tap into the large brick-and-mortar category of the sleep products market. Currently during 2023, we anticipate increasing the number of beds in our approximate 3,400 doors by 1.2 to 1.4 beds per door, on a blended basis, which already is over our initial goal for the year of a 20% increase, and we believe this will contribute an estimated $1,000 to $1,500 per month per incremental slot. We believe this is a result of the developing interest in our Premium and Luxe product categories which allows retailers to place these products as alternatives to other premium products to increase sales on high-end mattresses with materially higher margins for the retailer and Purple.

●	Existing product innovation—We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. This vertical integration enables us to continuously refine our existing products and manufacturing processes, as well as introduce new offerings, with the potential to attract new customers and drive repeat sales.

●	New product launches—We have focused intensively on innovation, and we expect to launch more new mattresses in 2023 than all other years of our operations combined to support our long-range growth plan, with more to come. We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. This includes innovations in mattresses beyond our Hyper-Elastic Polymer technology, an expanded assortment based on the Harmony Pillow that includes new patent-pending technology, other assortment expansion and new products in sleep, comfort and additional categories.

●	International expansion—We believe there is a substantial opportunity for international expansion, and we expect to find new opportunities as we expand into foreign markets. We entered the Canada market in Q4 2020 via the wholesale retailer Sleep Country Canada and we plan to expand in other foreign markets in the future. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will enable us to successfully enter new markets.

Our Products

Our current product portfolio is as follows:

●	Mattresses—Our mattresses utilize the unique benefits of our Hyper-Elastic Polymer technology creating a one-of-a-kind sleep solution that is breathable to help regulate body temperature and soft enough to cradle pressure points while also providing support through localized buckling columns. Our Hyper-Elastic Polymer products are manufactured with non-toxic ingredients that are third-party tested and free from carcinogenic chemicals. The patented Hyper-Elastic Polymer technology is used in all Purple mattresses. The buckling columns in our mattresses instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for uniquely buoyant, supportive comfort. We back up the quality and durability of our mattress with a 100-night trial and a ten-year warranty. Beginning in 2023, we will have three collections – Essentials, Premium, and Luxe, with mattresses ranging from our original Purple, to our redesigned and improved Premium and Luxe mattresses, all of which include our Hyper-Elastic Polymer technology.

●

Pillows—We currently sell five types of pillows: The Purple Harmony Pillow, the Purple Pillow, the Purple Twin Cloud Pillow, the Purple Cloud Pillow™ and the Kids Pillow. The Purple Harmony Pillow is a hybrid, hypoallergenic pillow featuring the world’s first and only tapered 360º Hyper-Elastic Polymer Grid Hex surrounding a soft, responsive Talalay latex core for optimal head and neck support. It has a cool-to-the-touch, moisture-wicking breathable cover to enhance the benefits of our Hyper-Elastic Polymer technology. It’s the ultimate balance of soft, cool, and responsive no pressure support. The Purple Pillow is a head-specific triangular grid-shape to protect against breaking down or losing shape. The Purple Twin Cloud Pillow is a hypoallergenic down-alternative that features our patented cover construction which includes two chambers filled with gel fibers that double up for better sleep. The Purple Cloud Pillow is filled with hypoallergenic, ultra-fine gel fibers that won’t clump, trap heat, or flatten over time. The result is plush cushioning that molds to support the head and neck. The Kids Pillow is smaller and softer than our original Purple pillow and adjusted to fit smaller sleepers. We believe our pillows are unique, with no other products in the market like them in appearance, design, functionality or comfort. We also back up the quality and durability of our pillows with a 100-night trial and a one-year warranty.

●	Sheets—We sell two types of sheets and pillowcases. Made from stretchy and breathable bamboo-based Viscose, our SoftStretch sheets are designed to maximize the functionality of our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress). We also sell more traditional cotton-based Complete Comfort sheets designed to have cushion enhancing two-way stretch. Our sheet sets include pillowcases that also maximize the unique functionality of our pillows.

●	Duvets and Duvet Covers—The Purple TempBalance Duvet insulates yet breathes to deliver an ideal body temperature, all year long. The Purple PerfectStay Duvet cover offers a unique patent-pending lay-and-zip design that solves the problem of inserting the duvet into the cover, and ensures the duvet stays put within the cover without ties, pins, or bulky attachments.

●	Mattress Protector—Like our sheets, our mattress protector is designed to optimize the functionality of our Hyper-Elastic Polymer technology in our mattress. Our mattress protector is stretchy and breathable. Our protector is also stain-resistant and machine-washable, making it easy to clean.

●	Bases—Our bases have been designed to pair with our mattresses and meet the needs of our customers. Our Purple Ascent Adjustable Base complements our mattresses by adding electrically powered functions, such as adjustable head and foot positions, zero-gravity preset for a near weightless feel, a “sitting” preset, under-bed lighting and a remote with cradle that provides additional USB ports for device charging. Our Purple Bed Frame is easy to ship and assemble, with no tools required. It has the look of a stylish upholstered bed frame. The supports are made of high-density polyethylene, so they don’t creak or make noise like wood supports. Plus, the joints of the Purple Bed Frame are reinforced with nylon buffers to help prevent squeaking. Our Purple Platform Bed Frame is designed specifically for all current Purple bed sizes and offers a high quality, simpler alternative to our more premium offerings. Constructed from lightweight steel, the Purple Platform Bed provides optimal support and prevents the mattress from sagging. Beginning in 2023, we plan to introduce the Purple Premium and Purple Premium Plus smart bases, a new line of smart adjustable bases that are designed to pair with the new mattresses for the ideal Purple sleep experience.

●	Seat Cushions—The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets, extending the benefits of our Hyper-Elastic Polymer technology. Purple currently sells four types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

Technology

Technology is key to our unique position within the sleep products industry. The introduction of our proprietary Hyper-Elastic Polymer material is the first major innovation to the consumer mattress category in decades. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam. These technologies have existed for decades and are undifferentiated from competitors within their product type.

Proprietary Technologies

The Purple innovation team, through their scientific journey to get to the root causes of pressure sores, designed the Hyper-Elastic Polymer material and other proprietary comfort technologies in order to improve the lives of “every body.” Each different cushioning product line requires unique molding techniques.

Our Hyper-Elastic Polymer material is non-toxic and hypoallergenic. This proprietary material is also durable and will not develop body impressions (compression set) from use over time. It is elastic and can stretch up to 15 times its original size and return without losing its shape. It sleeps and sits temperature-neutral and has good ventilation to inhibit moisture build-up.

Our Hyper-Elastic Polymer material is both soft and supportive. While the columns in this structure provide support where it is needed, they also buckle where it is needed to reduce pressure by allowing shoulders and hips to sink into the cushion with reduced force pushing back on those areas of the body unlike other cushion technologies. The soft and flexible columns also return to their original position as forces lessen and are capable of immediately providing support.

Proprietary Machinery

Internally designed, developed and built, our patented and proprietary molding machines are the only machines able to mold our Hyper-Elastic Polymer material into large-format king-sized mattresses at scale. We have modified other molding machines to manufacture additional products containing Hyper-Elastic Polymer material. We also acquired in the Intellibed acquisition the patented manufacturing machine and process we owned that had been licensed by our founders, preventing others from obtaining access to that technology. The process of molding our Hyper-Elastic Polymer material using our molding machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have vertically integrated with our own machine shop with mechanics and engineers at each of our factories to maintain our machines and other equipment. Furthermore, we have extensive in-house fabrication capabilities, which enable us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our existing machinery based on real-time insights gained from our vertically integrated operations.

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on building awareness of the Purple brand and illustrating the unique way our products deliver better sleep and comfort. We leverage data-driven marketing across all communication channels to engage, acquire, and retain customers. We also amplify the voices of our evangelical product owners, whose word-of-mouth recommendation is one of our most powerful (and ownable) marketing vehicles. Deep engagement with current customers enables us to increase additional product sales across our portfolio of offerings. The success we have achieved through our marketing campaigns has been key to rapidly building our branding and awareness. We plan to launch our elevated brand positioning with a gradual transition in our wholesale partners’ stores during the period of May 2023 through July 2023 with a hard conversion in our owned retails stores and online occurring on May 15, 2023 as we build our premium brand position to grow market share of the premium mattress category during the second half of 2023.

Our Sales Channels

We sell our products via Purple.com, online marketplaces (e.g., Amazon), our Purple owned retail showrooms, and wholesale retailers.

Direct-to-Consumer Channel

Our e-commerce distribution channel is a critical hub for consumer education and consumer engagement, as well as conversion. We have benefitted from the rapid growth of the direct-to-consumer channel in the sleep product industry in addition to our differentiated product offering and unique marketing campaigns. We sell directly to consumers through our website, our customer contact center and online marketplaces. With our website and customer contact center, we help customers easily engage in relevant content, research our solutions, transact online or via our customer contact center, or find the nearest retailer. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe our 100-night trial, ten-year warranty, attractive financing options, strong customer testimonials and excellent service provide confidence to consumers in buying a mattress.

We operate 55 Purple owned retail showrooms across the United States where consumers can experience our brand, learn and engage with our technology and purchase our products. We plan to continue expanding our showroom footprint across the United States.

Wholesale Channel

We sell our assortment of products through brick-and-mortar and online wholesale partners. We began selling mattresses and other sleep products through our largest wholesale partner, Mattress Firm, in November 2017 and have continued to expand the number of wholesale partners where our mattresses and other sleep products are sold. We now sell mattresses through Ashley Furniture, Big Sandy, City Furniture, Furniture Row, HOM Furniture, Macy’s, Mathis Brothers, Mattress Firm, Raymour & Flanigan, Rooms To Go, Sleep County Canada and Steinhafels, among others. We typically have four to five mattress models on the floor. Sales associates have been trained and we believe are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to grow our placements with wholesale partners to give our customers the opportunity to feel the difference of our Hyper-Elastic Polymer technology for themselves.

Operations

Factories, Supply Chain and Manufacturing

We operate factories in Grantsville, Utah, Salt Lake City, Utah and McDonough, Georgia, which manufacture Purple products. Our factory in Grantsville has approximately 574,000 square-feet and our factory in McDonough, Georgia, which opened to service our customers on the east coast, provides another 844,000 square-feet. At these factories we manufacture our proprietary Hyper-Elastic Polymer cushioning used in our mattress, pillow and seat cushion products. We also assemble, package and ship our products from these two facilities. Our facility in Salt Lake City was acquired as part of the Intellibed acquisition and has approximately 67,000 square feet. This facility manufactures our proprietary Hyper-Elastic Polymer for assembly in our luxury mattresses. We continually improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We believe these factories will provide ample room to accommodate our future growth and expansion plans for the near term.

We have a number of contract manufacturers who assemble mattresses and have established a network of third-party logistics providers to help with order fulfillment across the United States to minimize delivery times and provide white glove service.

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

Research and Development

In May 2022, we appointed our first ever Chief Innovation Officer. Our research and development teams are focused primarily on developing new comfort technologies and products. We have recently announced our three mattress collections including our new line of luxury mattresses. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products to improve how people live. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we can integrate these insights into our manufacturing process, digital marketing, products and equipment. In order to facilitate further innovation and development, we have recently leased a facility that will serve as our new innovation center and will replace the older and remote facility we previously had in Alpine, Utah. This new facility is located in Draper, Utah, close to our headquarters and comprises approximately 61,000 square feet. It is expected that we will occupy the building in June of 2023.

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various domestic and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, with respect to our Hyper-Elastic Polymer material as well as our molding processes and machines.

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

We have several trademarks registered with the U.S. Patent and Trademark Office (USPTO), including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer®, Somnigel®, Gel Matrix®, Matrix®, Gelee®, Ascent®, Softstretch®, Purple Powerbase®, Sleep Genius®, Firm and Soft®, Intellipillow®, and Intellibed® (for plasticized elastomeric gel and certain types of products including mattresses, seat cushions, bed linen, mattress foundation and others). Additional registered trademarks include, but are not limited to, Purple Grid®, Reinventing Comfort®, Comfort Reinvented®, TwinCloud®, Purple Cloud®, Purple Pillow®, The Purple Mattress®, Purple Hybrid®, Purple Hybrid Premier®, The Purple Mattress®, The Purple Plus®, Gelflex® and registration of the color purple as a trademark (for mattresses, pillows, and seat cushions). Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the U.S. and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders and were licensed to Purple LLC, and we have taken the necessary steps to have those trademarks assigned to Purple LLC upon registration.

We also have a number of common law trademarks, including Sleep Purple, Live Better™, New Day™, Restore™, RestorePlus™, RestorePremier™, Rejuvenate™, RejuvenatePlusÔ, RejuvenatePremier™, Perfectstay™, TempBalance™, Success Happens Overnight™, Overnight Success™, Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Purple Plus™, +™, Find Comfort™, Dreams On Dreams™, Reinventing Sleep™, Gelflex Grid™, Gelflex Grid Plus™, Purple Ascent™, ™, Purple Squishy™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

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

Human Capital

Employees

At Purple, our focus is to have our employees develop personally, work with talented teammates, and contribute to the success of Purple while working in a safe environment and building an authentic culture. We strive to deliver on our promise of improving the lives of our customers by knowing that our most valuable asset at Purple is our people and their learned institutional knowledge.

As of March 20, 2023, we had approximately 1,600 employees engaged in manufacturing, research and development, general corporate functions, wholesale, ecommerce, and Purple owned retail showrooms. Net of showroom growth, this is down approximately 45% from the end of 2021.

With the appointment of our new Chief People Officer in November 2021, Purple’s People team now operates under the following five pillars that drive our people strategy: Acquire Great Talent, Retain and Develop Great Talent, Build and Strengthen the Foundation of an Exceptional People Experience, Champion an Authentic Values-Based Culture, and Support and Drive the Path to Premium.

Acquire Great Talent

We believe our people are critical for our future success. Therefore, our efforts to acquire great talent begin with inviting the right kind of people to our community. To support this initiative, we are investing in better recruitment technology to improve our candidate experience.

Retain and Develop Great Talent

In 2022, we created Purple’s Center of Excellence, a new resource intended to streamline people operations enterprise-wide, resulting in lower wait times for employees to receive information, resources, and helping to increase the overall efficiency of operations. We also deployed a newly designed Talent Management and Succession Planning program in 2022.Through this program, we identified high potential employees that will form our first mentoring group called the Pinnacle Program, which aims to provide meaningful touchpoints across senior leadership team members and the future leaders of Purple.

In addition to improving the employee experience and constructing a mentorship program, we are also focused on delivering competitive, meaningful, and transparent compensation and benefits to our employees.

Build and Strengthen the Foundation of an Exceptional People Experience

In July 2022, with the appointment of our new Chief Operating Officer, our top priority has been to take action to promote the safety of our employees through various safety initiatives. We retooled our on-site safety departments and modeled them after Safety, Health, and Environment (“SHE”) requirements.

In addition, we continue to invest in new technology to improve communication and enhance our human resource information system functionality to support manager and employee self-service. Paired with our continued dedication to creating shared experiences for employees to connect and build real relationships with those they work with, we believe these efforts will result in a more rewarding employee experience.

Champion an Authentic Values-Based Culture

After our cost restructuring in early 2022, we worked to rebuild our Purple culture. Through executive support and sponsorship, we hosted an employee-led committee that created six new values. Our value roll-out campaign included a roadshow, where all executive senior leadership members as well as committee members met on-site at our facilities in Utah and Georgia, alongside virtual all-hands meetings for our wholesale and retail employees. We plan to continue this work in 2023 with events, trainings, and internal branding.

Support and Drive the Path to Premium

In repositioning to a premium brand, we will rely heavily on our employees to support and drive success. In 2022, we allocated additional resources to our growing wholesale and retail teams. Additionally, with the launch of our new products and wholesale partnerships, we successfully deployed extensive training for our employees and external partners. We believe these efforts have equipped our sales channels with the needed expertise to position our products in the premium category.

Our History

Purple was created by two brothers that set out to revolutionize the comfort space. One in manufacturing and design, and the other an advanced aerospace scientist, the brothers embarked on a partnership in the early 1990s to put together a team to develop cushioning solutions for wheelchairs and medical beds. They later created what we call Hyper-Elastic Polymer —an elastomeric polymer that can stretch up to 15x its resting size and never lose shape or function. Our proprietary Hyper-Elastic Polymer technology has since been used in mattresses, seat cushions and pillows.

Available Information

Our website address is www.purple.com. We make available, free of charge on our Investor Relations website, investors.purple.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

We also use our Investor Relations website, investors.purple.com, as a channel of distribution of additional Purple information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

Information About Our Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Robert T. DeMartini	61	Director, Chief Executive Officer
Bennett L. Nussbaum	75	Interim Chief Financial Officer and Treasurer
Casey K. McGarvey	63	Chief Legal Officer and Secretary
Eric S. Haynor	59	Chief Operating Officer
Jeffrey L. Hutchings	56	Chief Innovation Officer
Jeffery S. Kerby	54	Chief of Owned Retail Officer
Keira M. Krausz	57	Chief Marketing Officer
John J. Roddy IV	55	Chief People Officer

Executive Officers

Robert T. DeMartini has served as Chief Executive Officer since January 2022. Prior to joining the Company, Mr. DeMartini, served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer of New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer of New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007 Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the boards of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, and formerly served on the boards of Advanced Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University. He is well qualified to serve on our Board due to his extensive operational and management background.

Bennett L. Nussbaum has served as our Interim Chief Financial Officer (“CFO”) since August 2021. Prior to joining the Company, Mr. Nussbaum served as the Interim Chief Financial Officer of American Megatrends, Inc., from 2019 to 2020. During that period he also served as Operating Partner of HGGC, LLC, from 2017 to 2020. He also served as Interim CFO at 4over, Inc., from 2017 to 2018. From 2016 to 2017 he was the Chief Financial Officer of American Apparel, LLC. He currently serves on the advisory board for the W. Edwards Deming Center for Quality, Productivity, and Competitiveness at the Columbia University Graduate School of Business, a position he has held since 2011. Mr. Nussbaum previously served on the boards of directors of The Collected Group, LLC, from 2018 to 2019, Charlotte Russe, Inc., from 2018 to 2019, and BCBGMAXAZRIA, LLC, during 2017. Mr. Nussbaum has extensive leadership and stakeholder management expertise and has led multibillion-dollar publicly traded and private equity-owned businesses through turnarounds, transitions and accelerated growth. Mr. Nussbaum is a graduate of the Wharton School of the University of Pennsylvania with a BS in Economics and holds an MBA from Columbia University in New York, NY.

Casey K. McGarvey has served as the Chief Legal Officer and General Counsel of Purple LLC since its inception in 2010 as WonderGel, LLC. He also has served as Corporate Secretary of Purple Inc. since the Business Combination. From 2008 until the Business Combination, he also has served as General Counsel of various affiliated technology companies owned by the founders, including EdiZONE, LLC, focused on developing advanced cushioning technology. Mr. McGarvey has a deep knowledge of the Company and its technologies and intellectual property. Prior to joining EdiZONE and Purple LLC, Mr. McGarvey was a shareholder, partner or of counsel at several law firms during which, among other things, he litigated and advised businesses on the protection of their patents and trademarks and other business matters. Mr. McGarvey has the following degrees, each from the University of Utah, a Bachelor of Arts and Honors, Bachelor in political science with a Certificate in public administration, a Juris Doctor and an Executive Masters of Business Administration.

Eric S. Haynor has served as the Chief Operating Officer of the Company since June 2022. Prior to joining the company, Mr. Haynor spent most of his career with Ecolab in a variety of end-to-end supply chain roles. From August 2019 until he joined the Company in June 2022 he served as Sr. Vice President, Industrial Supply Chain providing strategic direction for eight Industrial business units. Prior to that he held the role of Vice President, Global Equipment Operations and Strategy from June 2015 to August 2019. From August 2009 to June 2015, Mr. Haynor led Ecolab’s EMEA Supply Chain Operations and from April 2005 to August 2009 he led Ecolab’s Asia Pacific Supply Chain Operations. His early career was spent in a variety of developmental supply chain roles. Mr. Haynor is a graduate of Michigan State University and holds a BS degree in Mechanical Engineering, with honors.

Jeffrey L. Hutchings has served as the Chief Innovation Officer of the Company since May 2022. Mr. Hutchings has more than twenty years of experience in strategic business leadership in innovation, new product introduction and quality assurance. Prior to joining the Company, Mr. Hutchings served as Chief Product Officer at Skullcandy Inc. since December 2018 and as Vice President of Product from June 2015 to December 2018. Prior to that from July 2010 to June 2015, Mr. Hutchings served in various engineering and director roles at HARMAN International Mr. Hutchings holds a BS in Computer Engineering from University of Utah.

Jeffery S. Kerby has served as the Chief of Owned Retail Officer of the Company since January 2023. Prior to joining the Company, Mr. Kerby served as Vice President, Head of Stores of Sephora since May 2019, responsible for leading 86 stores throughout Canada. From March 2018 to January 2019, he served as the Senior Regional Director of American Eagle where he led American Eagle/Aerie stores in the Midwest U.S. and Canada with 225 stores. Prior to joining American Eagle, Mr. Kerby was with L Brands’ LaSensa from February 2017 to March 2018. Prior to that, Mr. Kerby was the Vice President, Head of Stores/Store Operations for L Brands’ Victoria’s Secret International from June 2015 to September 2016. From October 2008 to June 2015, Mr. Kerby grew from Director to Associate Vice President, Head of Stores for Bath and Body Works. Mr. Kerby holds a BS from Washington State University’s School of Communications.

Keira M. Krausz has served as Chief Marketing Officer since November 2022. Prior to joining the Company, Ms. Krausz was Chief Marketing Officer of HealthPlanOne, a digital health distribution platform from August 2020 to October 2022.  From February 2013 to February 2020, Ms. Krausz was the EVP and Chief Marketing Officer, then President, of Nutrisystem.  Prior to Nutrisystem, she held a progression of leadership roles in consumer marketing at Time Inc. and the Reader’s Digest Association, Inc.  She serves on the board of the BioBuilder Educational Foundation.  Past board roles include Second Nature Brands and the Association of National Advertisers.  Ms. Krausz attended Cornell University as an undergraduate and received her MBA from Dartmouth College.

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

Risk Factor Summary

Risks Relating to Our Operations

●	Significant fluctuations in our operating results and growth rate, and our short operating history in an evolving industry;

●	Coliseum Capital Management, LLC’s unsolicited proposal to acquire the remaining outstanding shares of our Class A common stock and Class B common stock not owned by them and its attempt to take control of, or effect changes to, the Company through a proxy contest for control of the Board;

●	Ability to obtain additional capital on acceptable terms or at all;

●	Unsuccessful anticipation of consumer trends and demand, and competition in a highly competitive industry, and substantial and increasingly intense competition worldwide in e-commerce;

●	Lack of availability or increase cost of raw materials, labor, components, and shipping services;

●	Changes in economic conditions such as inflationary trends and significant strain of managing the growth of our business;

●	Our relationship with Silicon Valley Bank, with which we have cash accounts, credit card processing, and amounts available under the 2020 Credit Agreement;

●	Disruption of operations in manufacturing facilities, including pandemics or natural disasters, and risks associated with use of heavy machinery and equipment;

●	Inability to identify, complete or successfully integrate acquisitions, and any acquisitions that we do make may not achieve the anticipated financial benefits;

●	Changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters;

●	Our ability to continue to improve and expand our product line and our expansion into new products, market segments and geographic regions;

●	The strength of our Purple brand, the effectiveness of our marketing, and our ability to attract and retain customers and our ability to achieve and maintain production capacity to meet customer demands;

●	Our significant related-party transactions that may give rise to conflicts of interest;

●	Ability to make, integrate, and maintain commercial agreements, strategic alliances, and other business relationships;

●	Any reduction in the availability of credit to consumers, maintaining desirable amounts of material and product inventory, and ability to provide timely delivery to our customers;

●	Dependence on a few key employees;

●	Failure to maintain internal controls and the potential impact of making material misstatements on financial results and reporting; and

●	Need to implement additional finance and accounting systems, and failure of or disruptions to our information technology systems;

●	The ongoing COVID-19 pandemic including its effect on our supply chain, workforce, and operations, and the COVID-19 pandemic effect on customer demand.

Regulatory and Litigation Risks

●	Regulatory requirements requiring costly expenditures and exposure to liability, some of which are specific to the manufacture and disposal of mattresses;

●	Income tax, sales tax or other tax liabilities;

●	Proposed legislation including changes to tax law and the Inflation Reduction Act of 2022; and

●	Litigation related to PRPLS (defined below).

Risks Relating to our Intellectual Property and Use of Technology

●	Ability to protect our brand, product designs and other proprietary rights both domestically and internationally, and claims that we or our licensors have infringed the proprietary rights of others;

●	Purple LLC’s license of intellectual property to EdiZONE, LLC; and

●	Ability to keep pace with rapid technological developments and failure to protect sensitive employee, customer and consumer data.

Risks Relating to Our Organizational Structure

●	Volatility of Class A common stock;

●	Anti-takeover provisions in Delaware law and our Second Amended and Restated Certificate of Incorporation, provisions in our Second Amended and Restated Certificate of Incorporation making it difficult for investors to bring legal action against us or our directors or officers, provisions in our Second Amendment and Restated Certificate of Incorporation limiting a stockholders’ ability to obtain a favorable judicial forum, and the restrictions under our Rights Agreement (defined below), which may have the effect of discouraging unsolicited takeover proposals;

●	Future sales of our Class A common Stock by our existing shareholders that may cause stock prices to fall, and dilution or other impairment of rights as a result of the issuance of additional shares;

●	Ownership of Purple LLC as our only significant asset and its effect on our ability to pay dividends or make distributions or loans or satisfy other financial obligations;

●	Not anticipating paying any cash dividends in the foreseeable future;

●	Level of indebtedness could limit our operational and financial flexibility, and issuance of additional debt or securities without stockholder approval; and

Tax Risks Relating to Our Structure

●	Requirement to pay InnoHold, LLC (“InnoHold”) 80% of the tax benefits under the Tax Receivable Agreement, and possible acceleration or changes in payments under the Tax Receivable Agreement; and

●	Ability to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from holders of Purple LLC Class B Units, unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns, and ability to utilize our net operating loss carryforwards and certain other tax attributes.

 Risks Relating to Our Operations

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

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include, but are not limited to, the following:

●	changes in demand for our products, whether caused by changes in customer confidence or preferences, infringing products, disruption to our sales channels, inflation, or a weakening of the U.S. or global economies;

●	disruptions or delays in or increased costs for our production and shipping of our products;

●	failures in our manufacturing equipment;

●	supply chain constraints, including the availability of raw materials in a timely manner;

●	costs of employee recruiting and retention;

●	changes in the pricing or availability of advertising;

●	changes in our capital expenditures;

●	costs related to acquisitions of businesses or technologies and development of new products;

●	the introduction of new technologies or products by our competitors;

●	general political, economic and business conditions worldwide, including political or social unrest;

●	disruption of our physical facilities or those of our wholesale partners due to social unrest or other issues;

●	the impact of natural disasters on our manufacturing facilities and supply chain;

●	changes to our executive leadership or our Board;

●	actions of activist investors that divert our attention and resources;

●	the loss of key strategic relationships with partners; and

●	the cost of recapitalization.

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

Any disruption of our operations, and related impacts on our operating results, could also adversely affect the market price of our Class A common stock, which could result in securities litigation. Such litigation could result in substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

You should consider our business in light of the risks and difficulties we may encounter, as described above and elsewhere in this “Risk Factors” section. If we fail to address the risks and difficulties that we face, our business and operating results will be adversely affected.

Coliseum Capital Management, LLC has indicated their intention to nominate a majority of director nominees at the 2023 annual meeting of our shareholders and responding to such nomination proposal could require us to devote significant resources to this proposal.

On September 17, 2022, Coliseum Capital Management, LLC, on behalf of its funds and managed accounts (individually “CCM” and collectively “Coliseum”), our largest shareholder, delivered to us an unsolicited bid to acquire the remaining outstanding shares of our Class A common stock and Class B common stock not already beneficially owned by Coliseum for $4.35 per share in cash (the “Proposal”). In response, the Company formed a special committee of independent directors (the “Special Committee”) to evaluate the Proposal. On January 12, 2023, the Company issued a press release stating that the Special Committee had rejected Coliseum’s Proposal.

On January 13, 2023, Coliseum submitted a letter to the chairman of the Board setting forth a cooperation proposal (the “Cooperation Proposal”). On January 16, 2023, the Special Committee responded to the Cooperation Proposal.

On January 17, 2023, Coliseum filed a Schedule 13D/A with the SEC indicating that, in the absence of an agreement, Coliseum intended to nominate a slate of directors for election at the 2023 annual meeting of the stockholders of the Company (“2023 Annual Meeting”), which slate would constitute a majority of the Board. On January 19, 2023, the Company issued a press release stating the position of the Special Committee with respect to the Coliseum proposal.

On February 13, 2023, Coliseum submitted a notice of its intention to nominate four persons to the Board, replacing four of the seven member Board and retaining only Mr. DeMartini, the Company’s Chief Executive Officer, Mr. Gray, CCM’s manager, and one of the existing non-executive directors.. In response, on February 13, 2023, the Company issued a press release expressing the Special Committee’s response and position with respect to Coliseum’s proposal.

On February 14, 2023, the Special Committee announced a dividend of one new Proportional Representation Preferred Linked Stock (“PRPLS”) for each 100 shares of Class A common stock or Class B common stock, with each PRPLS having 10,000 votes. Holders of PRPLS are entitled to allocate votes in director elections on a cumulative basis and accordingly will have the opportunity to vote for proportional representation on the Board at the 2023 Annual Meeting.

On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery captioned Coliseum Capital Management, LLC et al. v. Pano Anthos et al., Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023), purporting to challenge the issuance of PRPLS and alleging that, among other things, the issuance of PRPLS deprived stockholders of a fair and democratic election of directors at the 2023 Annual Meeting, and other related allegations.

On March 9, 2023, the Special Committee offered Coliseum a settlement proposal that included the following provisions, (i) Coliseum would have the right to identify three of the six non-management members of a seven-member board, (ii) the other three non-management seats would be filled by two existing independent directors and a new director who is a significant shareholder. In addition to Dawn Zier, who already announced her intention not to stand for election at the 2023 Annual Meeting due to other commitments, two other current directors would retire at or before the 2023 Annual Meeting, (iii) Coliseum managing partner Adam Gray would become Chairman of the Board, (iv) the Special Committee would name one of the existing incumbent independent directors as Lead Independent Director, and (v) Coliseum would commit to customary standstill provisions to provide stability for the Company for approximately 18 months. On March 16, 2023, the Special Committee announced that Coliseum has rejected the settlement proposal.

There can be no assurance that Coliseum and the Company will come to an agreement to avoid a proxy contest in connection with the 2023 Annual Meeting. In addition, Coliseum’s nomination of a slate of competing directors for election at the 2023 Annual Meeting may require us to devote significant additional resources and time that would otherwise be directed to our business and operations or may demotivate current executives and discourage other executives from joining the Company. In addition, Coliseum’s actions could cause the price of our Class A common stock to change based on investors’ perceptions of Coliseum’s actions and Coliseum’s influence over the Company and our Board. Any subsequent proposals by Coliseum could adversely affect the price of our Class A common stock and may cause it to decrease in the future.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the development and expansion of our business, we expect to incur significant capital and operational expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on (i) increasing our manufacturing efficiency; (ii) increasing our marketing; (iii) expanding our distribution channels; (iv) elevating the premium customer experience of our products; (v) opening additional Purple owned retail showrooms; (vi) expanding our global sales; (vii) engaging global partners to improve distribution efficiencies and cost savings; and (viii) product assortment and category expansion.

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

While we have access to a $50 million revolving credit facility (as amended, the “2020 Credit Agreement”) under our financing arrangement with KeyBank National Association and a group of financial institutions (the “Institutional Lenders”), our ability to access such funds is subject to certain conditions and restrictive covenants. Further, our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including approval from the Institutional Investors under the 2020 Credit Agreement. Adequate alternative financing may not be available or, if available, may only be available on unfavorable terms or subject to covenants that we may not be able to satisfy.

Our operating and financial results for the year ended December 31, 2021, did not satisfy our financial and performance covenants required pursuant to the 2020 Credit Agreement. In order to avoid a breach of such covenants and related default, on February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. Subsequently, we entered into additional amendments and may have to entered into further amendments to avoid non-compliance with financial covenants. For example, on February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement that eliminated our term loan and reduced the amount we can access from the revolving credit facility from $55 million to $50 million and subjects us to certain restrictive covenants, including compliance with certain EBITDA and financial ratio covenants, with which we may not be able to comply. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our future operations or growth strategies.

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

Future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. For example, on February 13, 2023, we completed an offering of our Class A Shares that increased the number of outstanding Class A Shares from 91,380,323 to 104,780,323. Newly issued securities may include preferences or superior voting rights or may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our long-term growth strategy, maintain our growth and competitiveness or continue in business.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to loss of consumer acceptance of the products we sell, resulting in reduced net sales.

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resulting change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. For example, as retail stores reopened following the elimination or easing of restrictions in connection with the COVID-19 pandemic, consumers shifted away from online retail purchases towards brick-and-mortar shopping. Our gross profit margins for sales through wholesale customers are lower than those in our DTC channel and, as a result, this shift in customer preference has and may continue to adversely impact our gross profit margins.

Further, general macroeconomic conditions, including persistent inflation, has and may continue to adversely affect consumer demand for our products, which are generally priced at a premium. Any reductions in consumer demand for our products has and may continue to adversely affect our sales and financial position. For example, consumers have recently begun shifting spending to services and experiences. Such shifts in spending could adversely affect our results of operations and financial position, particularly as we introduce our luxury products, which are priced at higher price points.

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

We operate in a highly competitive sleep products industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The sleep products industry is highly competitive and fragmented. We face competition from many manufacturers (including competitors that primarily manufacture and import from China and other low-cost countries), traditional brick-and-mortar retailers and online retailers, including direct-to-consumer competitors. Participants in the sleep products industry compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels. The highly competitive nature of the sleep products industry means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

We are in the process of introducing new product models in the luxury mattress market. We have limited experience in such market and may not be able to compete effectively with other manufacturers who have more experience and established reputations in such market. If we are unable to compete effectively in the luxury market, our business and results of operations could be adversely affected.

A number of our significant competitors offer products that compete directly with our products, and such direct competition is increasing. Any such competition by established manufacturers and retailers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. Sleep product industry manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Many newer competitors in the mattress industry have begun to offer products directly to consumers through the Internet and other distribution channels. Many of our competitors source their products from countries such as China and Vietnam, where the costs may be lower than our costs. Companies providing for the distribution of mattresses online or through retail stores, such as Mattress Firm, Amazon and Walmart, also have begun to offer competing products in their respective channels. In addition, retailers outside the U.S. have integrated vertically in the furniture and sleep product industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the U.S. by acquiring a mattress manufacturer.

Many of our current and potential competitors may have substantially greater financial support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, mature distribution methods, and more established relationships in the industry than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the sleep products industry. We cannot be sure we will have the resources or expertise to compete successfully in the future. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins. Our current and potential competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. Our products are also typically heavier than others and some markets we wish to expand into will not support delivery of our heavy products through parcel services or other affordable home delivery services, limiting our ability to serve the market.

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

The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services, including products that compete directly with our products. Consumers who purchase mattresses, pillows and cushions through us have more and more alternatives, and merchants have more online channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with successful e-commerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among our customers, which could reduce activity on our platform and harm our profitability.

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

E-commerce customers have come to expect improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster delivery times and more favorable return policies from e-commerce sellers. Also, certain platform businesses, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer a broader variety of sleep product industry products to consumers and retailers that we do not offer. If we are unable to change our product offerings in ways that reflect the changing demands of e-commerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

We have a limited operating history which makes it difficult to assess our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by young companies in rapidly developing and changing industries, including, but not limited to, inconsistent financial results, challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our products and services and future products and services, competition from new and established companies, including those with greater financial and technical resources, enhancing our products and services and developing new products and services.

Lack of availability and quality of raw materials, labor, components, and shipping services, or increases in the cost of such inputs, could cause and has caused delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing products, we use various commodity components, such as polyurethane foam, oil, spring units, ingredients for our Hyper-Elastic Polymer material, our water-based adhesive and other raw materials. Because we are dependent on outside suppliers for our raw materials, lack of availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales.

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

Even if we are able to obtain raw materials and other production inputs in a timely manner, supply chain constraints, inflation, and other factors may increase the costs of shipping, raw materials, labor, and other production and operational resources. We have experienced and may continue to experience increases in the cost of core materials and labor needed to manufacture our products. Such cost increases could adversely impact our production capacity and efficiency and reduce our gross margins and earnings.

The COVID-19 pandemic, including measures taken in response by governments and businesses worldwide to contain its spread, and general economic conditions have adversely impacted and may continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight costs and delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products or may increase the costs of such materials, which could adversely affect our earnings and our ability to acquire and maintain adequate inventory and meet demand for our products. Any significant delay or interruption in our supply chain, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and could harm our business. The COVID-19 pandemic also disrupted our relationship with employees as a result of furloughs, government programs that resulted in employees not returning to work, higher wages paid by competing employers incentivizing our employees to leave, and an increased general demand for labor. These increased costs or inability to obtain sufficient labor also could harm out business.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials and labor, and impacts on our consumers, could adversely affect our business and financial results.

The bedding industry is subject to volatility in the price of petroleum-based and steel products, which affects the cost of certain raw materials. For example, the war in the Ukraine has negatively impacted petroleum supplies and prices worldwide. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability.

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

We have cash accounts, credit card processing and a borrowing relationship with Silicon Valley Bank, which was recently closed by the Federal Deposit Insurance Corporation. As a result, we may not be able to access the full amount of our cash on a timely basis or at all, may experience interruptions to our credit card processing, and may lose access to amounts available to us under the 2020 Credit Agreement.

On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank (“SVB”) had been closed by the California Department of Financial Protection and Innovation, at which time we held cash, cash equivalents and restricted cash of approximately $4.2 million at SVB. While we have regained access to our accounts at SVB, there can be no guarantee that we will be able to transfer such funds in a timely manner, or at all. The closure of SVB or any other financial institution with which we maintain cash could adversely affect our ability to access cash balances. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected. In addition, we engage SVB to process credit card payments received in connection with purchases through our website. While we have regained our ability to process credit card payments through SVB, if in the future we are unable to process such payments or if payments received through our website are not available due to the closure of SVB or any other financial institution through which we process credit card payments, our financial position and results of operations could be adversely affected. Further, SVB is one of the Institutional Lenders under the 2020 Credit Agreement, with $7.25 million of the $50.0 million revolving line of credit being made available through SVB. The potential loss of SVB as an Institutional Lender or any other Institutional Lender may reduce the amount available to us under the 2020 Credit Agreement, which could adversely affect our financial position and ability to operate our business.

The previous growth of our business placed significant strain on our resources and if we are unable to manage future growth, we may not have profitable operations or sufficient capital resources.

We have expanded our operations during significant periods of our limited operating history, including expanding our workforce, increasing our product offerings, scaling our infrastructure to support expansion of our manufacturing capacity, expanding wholesale channels and opening of Purple owned retail showrooms. Our planned growth includes increasing our manufacturing efficiencies, developing and introducing new products, developing new and broader distribution channels including wholesale and Purple owned retail showrooms, and extending our global reach to other countries. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

Our continued success depends, in part, upon our ability to manage and expand our operations, facilities and production capacity. The growth in our operations has placed, and may continue to place, significant demands on our management, operations and financial infrastructure. If we do not manage growth effectively, the quality of our products and fulfillment capabilities may suffer which could adversely affect our operating results. Revenue growth may not be sustainable, and our percentage growth rates may decrease. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth, no growth or shrinking. We may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Our growth may depend on our ability to manage the opening and operating of new production facilities and Purple owned retail showrooms, which will require our entering into leases and other obligations. To be successful, we will need to continue developing retail expertise. In general, operating new facilities and opening Purple owned retail showrooms in new locations exposes us to laws in other states that may not be as employer-friendly as those in which we currently operate, and may expose us to new expenses and liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening new Purple owned retail showrooms and maintaining operations in an expanding number of facilities and Purple owned retail showrooms, we may have to close facilities and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

To manage growth effectively, we need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, maintain our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result and has resulted in decreased revenue or growth. For example, we are experiencing weaker demand than in the past in part as a result of current inflationary trends. Due to uncertainty in the weaking U.S. and global economies caused by inflation and other factors, we may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

We have identified the need for improved processes and procedures to avoid delays in the timely delivery of our mattress products and to improve the customer’s experience. Also, in the past we have experienced rapid growth in our employee base, and the need to implement processes and procedures for improving employee training and retention. Competition for employees where our production facilities are located also has increased the costs for employee retention. We have implemented improved processes and procedures in an environment of continuous change, but our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvement, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

Disruption of operations in our manufacturing facilities, including as a result of, among other things, workplace injuries, pandemics or natural disasters, has and could increase our costs of doing business or lead to delays in shipping our products and could materially adversely affect our operating results and our ability to grow our business.

We have three manufacturing plants, which are located in Salt Lake City, Utah, Grantsville, Utah, and McDonough, Georgia. In the future we may also enter into leases for additional manufacturing plants.

The disruption of operations of our manufacturing facilities for a significant period of time, or even permanently, such as due to a closure related to a pandemic, natural disasters, the loss or expiration of a lease or mechanical failures in our manufacturing equipment, may increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could materially and adversely affect our operating results and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows, liquidity and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to COVID-19, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. Our Utah facilities are near earthquake fault lines and our Georgia facility is located in an area that may be subject to hurricanes; such natural disasters in these areas could disrupt manufacturing and other operating activities, which could adversely affect our business.

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures, and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. For example, in 2021, we experienced an incident involving our manufacturing equipment that resulted in the death of one of our employees. As a result, we evaluated the safety of our manufacturing equipment and identified and implemented safety improvements. In addition, once safety improvements were implemented and manufacturing resumed, we experienced unanticipated mechanical and maintenance issues while ramping up to normal production, which resulted in shipment delays and adversely affected our financial results and relationships with customers. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also adversely and materially affect our reputation with customers, adversely affect our operating and financial performance, and negatively impact the market price of our Class A common stock. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

Safety improvements adopted in response to accidents or other similar incidents may cause our production output to decrease and could materially adversely affect our operating results and our ability to grow our business. The occurrence of such incidents has resulted in and could in the future result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and may adversely affect our financial condition and operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, as well as securities litigation resulting from any related impact on the market price of our Class A common stock, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

We may not be able to identify, complete or successfully integrate acquisitions, and any such acquisitions may not achieve the anticipated financial benefits, all of which could have a negative impact on our growth, financial condition, and results of operations.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement with our founders dated February 22, 2018 (the “Tax Receivable Agreement”). Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

Our future growth and profitability may depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

As described in greater detail below, the mattress, pillow, bedding, bed base, cushion and related industries are highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line and related accessory products.

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

A significant portion of our gross profit comes from our mattress products. If we are unable to develop new models of our mattress products or successfully market and sell new mattress models, such as the new mattress models announced in 2023, our profitability may be adversely affected, and our business may be harmed. For example, we are in the process of introducing several new mattress product models, including in the luxury mattress market and expanding our brand to include higher-priced mattresses. If we are not able to successfully market these new models or compete in the luxury market, our business and results of operations could be adversely affected.

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

We may be unsuccessful in opening any Purple owned retail showrooms beyond those already opened in cities across the U.S. Operating Purple owned retail showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our e-commerce, wholesale distribution channel and Purple owned retail showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days, or they may delay paying us beyond the agreed-upon net terms or fail to pay. Our Purple owned retail showroom expansion increases our risk for inventory shrinkage from destruction, theft, obsolescence and other factors that render such inventory unusable or unsellable.

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

In the past, we have been the target of publications by purported consumer reviewers who claim to have identified health and safety concerns with our products. While we believe such claims to be baseless, refuting such claims requires us to expend significant resources to educate customers on the safety of our products. Even if we broadly disseminate factual information to refute such claims and reinforce the safety of our products, such claims and attendant adverse publicity could persist and damage our reputation and brand value and result in lower sales.

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

Our future growth and profitability depend, in part, upon our ability to maintain sufficient production capacity to meet customer demands.

We manufacture our mattresses using our proprietary and patented machinery to make our Hyper-Elastic Polymer cushioning material. Because these machines are proprietary and we do not yet have a long history of their maintenance needs, we may not be able to sufficiently maintain them for operation at full capacity or at all when needed. We have experienced unexpected maintenance issues following a shutdown of these machines that took longer to bring them up to full operating capacity then what we expected. Also, because of the unique features of our machines, and due to continuing improvements to these machines, new machines are not readily available and must be constructed which takes time. If we are unable to construct new machines and implement them into our production process in a timely manner, if our existing machines are unable to function at the desired capacity, or if we are unable to develop replacements for the existing machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely impacted. This would negatively impact our ability to grow our business and achieve profitability.

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

For example, prior to the Business Combination, InnoHold, LLC (“InnoHold”), previously a significant stockholder of the Company and an entity owned by the founders, Terry and Tony Pearce, granted equity incentive awards in Purple LLC to certain key employees at that time through a separately created entity. As a result of the structure of those awards being granted through a separate entity, the equity incentives were required, because of the structure of the Business Combination, to be exchanged for ownership units in InnoHold, to avoid those equity interests becoming of no value to the participants. Those participants’ ownership interests had certain restrictions, including vesting requirements. These equity incentives granted to key employees prior to the Business Combination were forfeited to the extent the grant to an employee was not fully vested at the time that such employee’s employment was terminated. Before and for a period of time since the Business Combination, all forfeitures occurring from departing employees have inured to the benefit of only the owners of InnoHold, and not all of our stockholders. This means that the forfeited equity did not increase our currently approved equity incentive pool. Because the forfeited equity resulting from these departures prior to this distribution was held at InnoHold, that forfeited equity did not replenish our equity incentive pool and could not be used for equity grants to those who have replaced these employees or for other purposes essential to the business. During 2019, to avoid future forfeitures from inuring only to the benefit of InnoHold’s owners, InnoHold distributed to the incentive participants their pro rata share of InnoHold’s ownership of shares of Class B common stock, par value $0.0001 (“Class B Stock”) in Purple Inc. and Class B Common Units (“Class B Units”) in Purple LLC, after which any forfeitures would inure to the benefit of all shareholders. InnoHold distributed additional paired shares of Class B Stock in Purple Inc. and Class B Units in Purple LLC which also will be subject to the same vesting requirements and result in forfeitures inuring to the benefit of all shareholders. Our current equity incentive pool, as approved by the stockholders prior to the Business Combination in the Purple Innovation, Inc. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”), did not account for the departure, before this distribution by InnoHold, of such key employees who had existing equity grants through InnoHold, and there is a risk that we will have to seek approval from the Board and stockholders to refresh the equity incentive pool earlier than anticipated at the time of the Business Combination because of the unanticipated need to use shares from the existing pool to hire and retain other key employees needed to achieve the Company’s growth objectives. If the equity pool is not refreshed, there is a risk that we may not be able to hire and retain such key employees. If the equity pool is refreshed with authorized shares of the Company that are issued in accordance with our 2017 Equity Incentive Plan, our stockholders will be diluted. This distribution by InnoHold to the equity incentive participants has caused us to incur administrative expenses related to the distributions, the management of the differing vesting schedules and compliance with their rights under the distribution agreements. In addition, the calculations of the distributive share and related income tax withholdings with respect to holders of InnoHold’s Class B Units, as well as the processes by which such distributions and withholdings are made, are highly complex. As a result, there is a risk that the recipients of such distributions or other third parties may claim that we have miscalculated the distribution or income tax withholding amounts or failed to timely pay the taxes. The cost of responding to such claims, including but not limited to the diversion of management’s attention from our operations and defense or settlement costs, could negatively impact our operations and financial results.

In connection with the Business Combination, Purple LLC also entered into that certain Credit Agreement dated February 2, 2018, with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-invest Debt Fund, L.P. (“CDF” and together with CCP and Blackwell, the “Former Lenders”), which was guaranteed by Purple Inc. The Former Lenders also were stockholders and warrant holders of the Company and appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board and is affiliated with the Lenders. Further, on February 26, 2019, the Amended and Restated Credit Agreement between Purple LLC and certain of the Former Lenders (the “Incremental Lenders”), and each of the related documents, including the issuance of additional warrants to the Incremental Lenders, was closed and an incremental loan was funded. In connection with the funding of the incremental loan, we issued to the Incremental Lenders warrants to purchase shares of our Class A common stock. On March 27, 2020, the Amended and Restated Credit Agreement was amended to allow Purple LLC at its election a 5% paid-in-kind interest deferral for the first two quarters of 2020. On May 15, 2020, the Amended and Restated Credit Agreement was further amended to remove a negative covenant so that there would not be an event of default if the Former Lenders acquired 25% or more ownership of the Company. On August 20, 2020, the Company and Purple LLC entered into a Waiver and Consent to Amended and Restated Credit Agreement with the Former Lenders, that, among other things, waives an event of default as a result of InnoHold ceasing to own 25% or more of the aggregate equity interests in the Company, subject to certain conditions as more fully provided in such waiver. On September 3, 2020, we paid off the full amount owed and a prepayment premium to the Former Lenders in the aggregate amount of $45.0 million and terminated the Amended and Restated Credit Agreement, subject to those provisions that survive termination. The Former Lenders further have continuing rights of first refusal related to indebtedness of the Company as set forth in the Subscription Agreement entered into by them and the Company at the time of the Business Combination. Adam Gray continues to serve on our Board and the Former Lenders, together, hold a significant portion of our outstanding shares of Class A common stock and voting power. The Former Lenders currently own, in the aggregate, approximately 44.7% of the Company’s outstanding shares and voting power. Future transactions with the Lenders, if any, may give rise to conflicts of interest or otherwise adversely affect our business.

As detailed previously in these risk factors, on September 17, 2022, our largest shareholder Coliseum delivered to us an unsolicited bid to acquire the remaining outstanding shares of our Class A common stock and Class B common stock, which the Special Committee rejected.

See Note 15, Related-Party Transactions of the Notes to the Condensed Consolidated Financial Statements, included in PART II, ITEM 8 of this Report, “Financial Statements,” and is incorporated herein by reference.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements, strategic alliances, and other business relationships.

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. As we grow, we may acquire other businesses to incorporate into our operations. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses or choose to no longer do business with us and the impact of such disruption or choices could be magnified to the extent such business partners represent a significant part of our business. Moreover, our business partners and their owners may make strategic decisions that result in negative consequences for our business. For example, we understand that it is possible that Mattress Firm, Inc. may be sold to Tempur Sealy International, Inc. which could disrupt our relationship with Mattress Firm or prevent us from continuing to sell our products in favorable placements alongside Tempur Sealy products within Mattress Firm stores. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

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

We have entered into arrangements with wholesale partners through which we sell certain of our products in their retail stores and may seek opportunities to increase the number of these partnerships in the future. Our relationships with our wholesale partners may not be profitable to us or may impose additional costs that we would not otherwise incur under our DTC operations. Our wholesale partners may choose not to continue doing business with us or may choose to reduce the amount of our products they order, which would result in a corresponding loss of revenue. Our wholesale partners may experience their own business disruptions, including for example bankruptcy, that could affect their ability to continue to do business with us. Our wholesale partners may engage in conduct that could breach the contractual rights we owe other wholesale partners or interfere with their other legal rights. Our wholesale partners may compete against us in DTC or other channels that are important to us and may erode our business in such channels. Further, maintaining these relationships may require the commitment of significant amounts of time, financial resources and management attention, and may result in prohibitions on certain sales channels through exclusivity requirements, which may adversely affect other aspects of our business.

We have opened and plan to continue to open a growing number of Purple owned retail showrooms in cities across the U.S. Our business is expanding into additional Purple owned retail showrooms which, like our online e-commerce retail store, may compete more directly with our wholesale partners for customers. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

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

We offer financing to consumers through third-party consumer finance companies. During the year ended December 31, 2022, a significant percentage of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

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

We attempt to maintain desirable amounts of raw material inventory and finished products, which in the case of over or under supply could leave us vulnerable to shortages or shrinkage of components and products that may harm our ability to profitably satisfy consumer demand and may adversely impact our sales and profitability.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excess amounts of raw materials and finished goods inventory. All such excess inventory is subject to shrinkage from destruction, theft, obsolescence and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. Excessive inventory also takes warehouse space that prevents efficient use for other activities. For example, in 2021 we experienced production delays, which resulted in wholesale partners not ordering the volume we anticipated. Lower than expected order volume resulted in higher than anticipated levels of inventory. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excess amounts of some items of raw materials and finished goods and related shrinkage and inefficiencies that could adversely impact our cash flow, margins and profitability.

Alternatively, if we do not maintain the necessary amounts of products and raw material inventory on hand we would be vulnerable to shortages in supply of products or components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability. Lead times for ordered components and products may vary significantly, especially as we source some of our materials and products from China or other countries. Our business may be harmed by legal, regulatory, economic, political, health concerns, military conflict, and unforeseen risks associated with international trade in those countries. For example, we previously sourced a component for certain products from a factory in the Ukraine where a military action has been ongoing. While we have other suppliers for that component that are not likely to be impacted by such military action, the loss of suppliers could temporarily disrupt production of products. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the uncertain status of the U.S.-China trade relationship or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. Any unexpected shortage of products or materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our products to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular products, materials, components or services. We currently obtain all of the raw materials and components used to produce our mattresses, pillows and cushions from outside sources While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition. In addition, a change in the financial condition of some of our suppliers could impede their ability to provide products to us in a timely manner.

In addition, shipping and freight delays have occurred and may again occur due to port closures, port congestion, and shipping container and ship shortages. These events, combined with the impacts of the ongoing COVID-19 pandemic, could result in manufacturing and shipping delays and constraints and limit the ability of our suppliers to provide raw materials and other components in a timely manner, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. Shipping delays could also adversely affect our ability to deliver products to our customers in a timely manner, which could harm our business.

Our success is highly dependent on our ability to provide timely delivery on a cost-effective basis to our customers, and any disruption in our delivery capabilities or our related planning and control processes may adversely affect our operating results.

An important part of our success is our ability to deliver our products to our customers in a timely manner. This requires successful planning, distribution infrastructure, ordering, transportation, receipt processing, , suppliers, meeting our distribution requirements, and our contractors meeting our delivery requirements. Our ability to maintain success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased product output. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our operating results.

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

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executives cease to be employed by us, or if our growth or other changes in circumstances require executives with additional skill sets, we would have to hire replacement or additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executives cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Recruiting qualified executives may be further complicated by uncertainties resulting from shareholder activism. Departures and any delay in replacing executives could significantly disrupt our ability to grow and pursue our strategic plans. If we are unable to attract and retain qualified executives and other employees, including through competitive compensation and other incentives, our business may be adversely affected. While we believe our current executives have benefitted and will continue to benefit us, we currently employ or may employ interim or acting executives. Finding qualified replacements is time-consuming, requires Company resources, and may disrupt our growth and achievement of strategic plans. We do not maintain key-person insurance for members of our executive management team.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, may make a material misstatement in our financial statements, may experience a financial loss, or may face litigation. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in our disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. We have in the past identified material weaknesses in our internal controls over financial reporting, some of which resulted in restatements of our financial statements. We cannot guarantee that we will not experience material weaknesses in our internal controls in the future. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

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

We may experience litigation or other risks associated with material weaknesses in our financial reporting internal controls. We have had previous material weaknesses that have been remediated, some of which resulted in restatements of our previously issued audited financial statements. As a result of such restatements, material weakness, and other matters that may in the future arise, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We have a limited operating history, and our systems, procedures and controls are still developing to match the complexity of our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. As a public company, we are required to comply with additional regulations and other requirements. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the value of our business, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business. Complying with existing disclosure and other requirements may require us to expend additional resources and to enhance the capabilities of our finance and accounting departments. If we are unable to comply with such requirements, our business and stock price may be adversely affected.

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

Under the 2020 Credit Agreement, as amended, if the aggregate amount of cash and cash equivalents we hold exceeds $25.0 million, we are required to prepay an amount equal to the lesser of (i) the outstanding revolving loans and (ii) the amount of cash and cash equivalents in excess of $25.0 million. In addition, we are prohibited from making additional borrowings under the revolver if after giving effect to any borrowing, and any transactions to be consummated therewith, the aggregate amount of cash and cash equivalents exceeds $25.0 million. Moreover, we may not request any borrowing unless we reasonably believe we will use such proceeds within five (5) business days for a permitted purpose. As a result of these restrictions, our ability to accumulate cash in excess of $25.0 million is limited. If for any reason we are unable to borrow on our revolving credit facility, we would be limited in available cash to pay expenses and meet our obligations, which lack of liquidity could impair our relationships with suppliers and vendors, delay our growth plans or prevent us from taking actions in our best interest or even continue in business.

The ongoing COVID-19 pandemic and responses thereto have adversely affected and may continue to adversely affect aspects of our business, including, among other things, our supply chain, workforce, operations, marketing, and customer demand.

The COVID-19 pandemic has resulted in far-reaching economic and financial disruptions that have adversely affected, and may continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations.

Governments and businesses have adopted measures intended to prevent the spread of COVID-19, including, among other things, restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. These and other measures have, and may in the future, resulted in disruptions to our activities and operations that have negatively impacted our business, operating results and financial condition.

The duration of the COVID-19 pandemic’s impact on our business, including due to government mandates in response to the pandemic, remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products and services. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, supply chain constraints (including, for example, shipping delays, capacity constraints, and supply shortages), and may restrict our ability to access capital, which would negatively affect our liquidity. We may be required to take responsive measures against COVID-19 in the future, which could limit our ability to grow our business, and our results of operations and financial condition would be adversely affected. Additional future impacts, including quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our products. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations.

The global outbreak of COVID-19 continues to evolve with frequent new strains. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. However, the effects of COVID-19 and related government and social responses could have a continuing material impact on our operations, sales and ability to continue as a going concern. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

The COVID-19 pandemic created significant uncertainty in our business, slowed our anticipated wholesale partner and showroom plans and resulted in a temporary contraction of our wholesale and Purple owned retail showroom businesses due to temporary shutdowns of non-essential businesses, and shelter-at-home and social distancing directives where our products are displayed in physical stores. The future impact to our wholesale partners and consumer demand from the COVID-19 pandemic or a future health epidemic or other outbreak occurring in other locations, particularly in North America, is unknown. If we fail to anticipate changes in demand or consumer behavior resulting from the COVID-19 pandemic or other outbreaks it could adversely affect our business or operating results.

If sales in our channels decline or become more difficult to predict, including as a result of stay-at-home orders, social distancing mandates, temporary closures of or decreased shopping in our wholesale partners’ stores or Purple owned retail showrooms, vaccine mandates, impacts of stimulus payments, or deteriorating general economic conditions, our business may be adversely affected. Moreover, we may be impacted by difficulties experienced by our wholesale partners as a result of the COVID-19 pandemic, including disruptions in their supply chains, their liquidity challenges and their ability to keep open or reopen retail locations. In addition, while we experienced an increase in demand for our products through our e-commerce channel at the beginning of the COVID-19 pandemic, such e-commerce sales have subsequently declined following the end of stimulus payments, the return of consumers to brick and mortar stores, and the general softening of the economy. If we cannot increase demand in all our channels, and plan based on more predictable sales patterns, our business may be adversely affected.

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

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. The U.S. and certain other countries have adopted international agreements such as the Paris Agreement on climate change that include commitments for companies to reduce greenhouse gas emissions. The State of California also is considering legislation requiring reporting on such emissions by companies selling products into that state. In addition, the potential for federal and state actions could increase costs associated with our manufacturing operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

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

We are also subject to various health and environmental provisions such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986). For example, previously we received a claim that one of our products did not have the proper label required by Proposition 65 warning of exposures to chemicals that cause cancer, birth defects or other reproductive harm. In that case, we resolved the claim by adding the required warning label. While we make efforts to comply with Proposition 65, in the future we may be subject to such claims and be required to expend resources defending these claims and complying with Proposition 65.

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

California requires mattress retailers delivering mattresses via common carrier in California to offer to pick up their customers’ old mattresses at no cost to the customer. Additionally, California, Rhode Island and Connecticut have all enacted laws requiring the recycling fees for mattresses discarded in their states. Also, we anticipate that Oregon’s new mattress recycling law will go into effect in 2024. State and local sleep product industry regulations and regulatory proposals vary among the states in which we operate but generally impose or propose requirements as to the proper labeling of sleep product merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling, packaging, disposal, sales, resales and penalties for violations. We or our suppliers may be required to incur significant expense to the extent that these regulations change and require new and different compliance measures.

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

A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in other jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Further, we are required to pay sales and other taxes and fees to states where our products are warehoused before shipping or where Purple owned retail showrooms are located presently or in the future. If more taxing authorities are successful in applying direct taxes to internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, and the recently enacted Inflation Reduction Act of 2022 may adversely impact the Company and the value of shares of Class A common stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect the Company or holders of Class A common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and, in some cases, enacted, and additional changes to U.S. federal income tax laws may continue to occur in the future. Additionally, states in which we operate or own assets may impose new or increased taxes.

In addition, the Inflation Reduction Act of 2022 was signed into law on August 16, 2022, and includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Any of these or similar developments or changes in federal or state tax laws or tax rulings could adversely affect our operating results and holders of our Class A common stock.

Litigation related to the PRPLS issuance may adversely impact the Company.

On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery, captioned Coliseum Capital Management, LLC et al. v. Pano Anthos et al., Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023), purporting to challenge the issuance of PRPLS and alleging that, among other things, the issuance of PRPLS deprived stockholders of a fair and democratic election of directors at the 2023 Annual Meeting, and other related allegations. Such litigation may require management to devote additional resources and attention that would otherwise be directed to our operations, and could delay the timing of the 2023 Annual Meeting.

Risks Relating to our Intellectual Property and Use of Technology

We may not be able to protect our product designs, brand, and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands, product designs and functionality and materials for use in our products. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. We rely on intellectual property laws and trade secret protection to protect our proprietary rights. We also rely on contractual provisions such as confidentiality agreements, non-competition agreements and license agreements with our vendors, contractors, employees, customers, and others to protect our proprietary rights. If we are unable to enforce these contractual provisions for any reason, including the FTC’s currently proposed ban on non-competition provisions, we may not be able to protect our proprietary rights adequately, which could result in a negative impact on our operations.

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

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. We have seen an increase in the number of counterfeit goods and products that infringe on our patents, trademarks and trade dress. We have increased our proactive policing of these counterfeit goods which has led to an increased cost of intellectual property enforcement, including a patent infringement case we have filed against Diamond Mattress Company, Inc. and the ongoing intellectual property action filed with the International Trade Commission. We anticipate our expenditures of financial and managerial resources in these and other potential litigations could be significant, depending on how they progress. These types of litigations could extend for months or years. There is no guarantee that any litigation will result in an outcome favorable to us, and even if we obtain favorable judgments, the prevalence of infringement or counterfeit goods could continue to cause harm to the business and diminish the value of our intellectual property.

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

Purple LLC has licensed certain intellectual property to EdiZONE, LLC (“EdiZONE”), which is owned by Tony and Terry Pearce, former members of our Board, via TNT Holdings, LLC (“TNT Holdings”), for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination, and some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.

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

Among EdiZONE’s previously entered into licenses of comfort-related intellectual property, as described above, one license includes exclusivity rights that may prohibit us from selling our existing mattresses or potentially new mattress products in the European Union. That risk may be addressed by redesign of the configuration of the Hyper-Elastic Polymer material in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in the European Union, if any, will not be challenged by EdiZONE’s licensee as a violation of the license agreement, or that any redesigned mattresses created by us will be successful in that market when we may enter it. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE and the Pearces, which may be an expense to the Company.

Purple LLC has obtained, with the cooperation of EdiZONE and the Pearces, the right at Purple LLC’s expense to enforce its intellectual property rights against any of these licensees in the event they violate their licenses with EdiZONE or infringe on intellectual property owned by Purple LLC, provided that Purple LLC will indemnify EdiZONE and fund the expense of such enforcement. In the event such enforcement is deemed necessary by Purple LLC, Purple LLC may not be successful in any such efforts to enforce its intellectual property and other rights and this may harm our business.

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Breaches involving any such information could be more likely to the extent we have any material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes.

We and third-parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyber-attack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access. For example, in 2022, we experienced a spear-phishing attack that resulted in the unauthorized change to a significant vendor’s bank account to which we made payments that were lost in part until the scheme was discovered. We expect that this attack will result in costs to us of up to $250,000. We anticipate that we may, in the future, continue to be subject to these and similar cyber threats. A breach of systems resulting in the unauthorized release of sensitive data could also adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages, and could also materially increase the costs we already incur to protect against these risks. In addition, cyber-attacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business. Such attacks could materially adversely affect our reputation, relationships with customers, and operations and could require us to expend significant resources to resolve such issues. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, while losses arising from a breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities or losses actually incurred.

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

Risks Relating to our Organizational Structure

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price of our stock has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including but not limited to:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of companies in our industry;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our results of operations;

●	whether our results of operations meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the United States, foreign countries, or both;

●	general or industry economic conditions and trends;

●	terrorist attacks, political upheaval, natural disasters, public health crises, or other major catastrophic events;

●	sales of large blocks of our common stock;

●	departures of key employees;

●	an adverse impact on us from any of the other risks cited herein; or

●	unsolicited takeover bids and proposals.

In addition, if the stock market for companies in our industry or related industries, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, our Second Amended and restated Bylaws as well as provisions of Delaware law and our Rights Agreement, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation, and our Second Amended and Restated Bylaws and our Rights Agreement could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for equity interests in the Company. These provisions include:

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

In December 2022, we amended our bylaws to add requirements relating to stockholder nominations of directors, including a requirement that stockholder nominees complete a written questionnaire and that stockholder nominees make themselves available for interviews by our Board upon request.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain transactions with stockholders owning 15% or more of our outstanding voting stock or require us to obtain stockholder approval prior to engaging in such transactions. Coliseum collectively holds approximately 44.7% of our outstanding voting stock. Any delay or prevention of a change in control transaction or changes in our Board could adversely affect our ability to execute transactions that are needed to carry out our operations and growth strategies and cause the market price of our common stock to decline.

Further, on September 25, 2022, we adopted the Rights Agreement. The intent of the Rights Agreement is to protect our stockholders’ interests by encouraging anyone seeking control of our Company to negotiate with our Board. However, the Rights Agreement could make it more difficult for a third party to acquire us without the consent of our Board, even if doing so may be beneficial to our stockholders. The Rights Agreement may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. The Rights Agreement could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. The anti-takeover provisions of the Rights Agreement may entrench management and make it more difficult to replace management even if the stockholders consider it beneficial to do so.

On February 14, 2023, the Board’s Special Committee announced a dividend of one new PRPLS for each 100 shares of Class A common stock or Class B common stock, with each PRPLS having 10,000 votes. Holders of PRPLS are entitled to allocate votes in director elections on a cumulative basis and accordingly will have the opportunity for proportional representation. With the issuance of PRPLS, all shareholders, including those not affiliated with Coliseum, will be able to cumulate their PRPLS votes on director candidates they feel will best represent the interests of all shareholders. The PRPLS enable shareholders who are not affiliated with CCM to choose and elect as many as 55% of the directors on the Board. However, the issuance of PRPLS has been challenged in court by Coliseum, and there is no guarantee that Coliseum will not prevail.

Provisions in our Second Amended and Restated Certificate of Incorporation could make it very difficult for an investor to bring any legal actions against us and our directors or officers and could require us to pay any amounts incurred by our directors or officers in any such actions.

Our Second Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, our directors shall not be personally liable for monetary damages for breach of fiduciary duties. Our Second Amended and Restated Certificate of Incorporation also allows us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. Additionally, we sign indemnification agreements with our directors and officers that provide them with similar indemnification rights. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect the value of our business.

Provisions in our Second Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; any action asserting a claim against us or any current or former director, officer or employee of ours arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, (the “Securities Act”) or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future sales of our Class A common stock in the public market may depress our share price.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business. As of February 28, 2023, we had 104,780,323 shares of Class A common stock outstanding, held by approximately 87 stockholders of record, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. The market price of our Class A common stock could decline as a result of sales by a few large stockholders, such as Coliseum, in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional shares of our capital stock.

Our charter allows us to issue up to 300 million shares of our Common Stock, including 210 million shares of Class A common stock and 90 million shares of Class B common stock, and up to five million shares of undesignated preferred stock, par value $0.0001 per share. For example, in February 2023 we issued 13,400,000 shares of Class A common stock. To raise additional capital, we may in the future sell additional shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders.

Pursuant to our Second Amended and Restated Certificate of Incorporation, the Board may authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the Board determines and without any stockholder approval other than as may be required by NASDAQ Global Market rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying, or preventing a change of control.

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

We intend to retain future earnings, if any, for use in the business or for other corporate purposes and do not anticipate that cash dividends with respect to our Class A common stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our Board, in its discretion, deems relevant. Moreover, our debt covenants may not allow us to pay dividends. As a result, capital appreciation, if any, of our Class A common stock will be a stockholder’s sole source of gain for the foreseeable future.

Our level of indebtedness and related covenants could limit our operational and financial flexibility and significant adversely affect our business if we breach such covenants and default on such indebtedness.

As of March 21, 2023, Purple LLC had no debt outstanding under the 2020 Credit Agreement. Under the 2020 Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, we are (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain Net Leverage Ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Credit Agreement, and (iii) maintain minimum Consolidated Net Leverage Ratio and Fixed Charge Coverage Ratio (as those terms are defined in the Credit Agreement) thresholds at certain measurement dates. Purple LLC is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

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

In the past, we have been required to negotiate with our lenders to obtain amendments to the 2020 Credit Agreement to avoid non-compliance with certain of our covenants under the 2020 Credit Agreement. For example, on February 28, 2022, prior to the covenant compliance certification date under the 2020 Credit Agreement, we entered into the first amendment of the 2020 Credit Agreement. The amendment contains a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio will not be tested for the fiscal quarter ended December 31, 2021 through the fiscal quarter ended June 30, 2022. Other changes in the amendment include modification of leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeds $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, including expenditures for acquisitions of other business or technologies, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that will extend into 2023 until certain conditions are met. The additional negative covenants during the covenant amendment period include additional restrictions on certain consolidations, mergers, acquisitions, asset sales, statutory divisions, liens, indebtedness, investments, guaranty obligations, and restricted payments

On February 17, 2023, we entered into the fifth amendment to the Credit Agreement. The fifth amendment reduced our credit availability to a $50 million revolving line of credit. The fifth amendment provides that the maximum leverage ratio covenant will not be tested for the first and second quarters of 2023, and revises the ratio to 4.50x for the third quarter of 2023 and 3.00x for the fourth quarter of 2023 and thereafter. In addition, the minimum fixed charge coverage ratio covenant will also not be tested for the first and second quarters of 2023, and revised to 1.50x for the third and fourth quarters of 2023, and 2.00x for the first quarter of 2024 and thereafter. Other changes in the fifth amendment include new minimum EBIDTA covenants requiring we pass a minimum EBITDA test, limits on growth capital expenditures, and restricts the number of Purple owned retail showrooms we can open in 2023, 2024 and 2025. Our 2020 Credit Agreement, as amended, can be found as an exhibit to our Current Report on Form 8-K filed with the SEC on February 21, 2023.

To the extent that future or additional waivers and amendments are necessary, there can be no guarantee that we will be able to obtain waivers or further amendments from the lenders under the 2020 Credit Agreement if, in the future, we are unable to comply with the covenants and other terms of the 2020 Credit Agreement. Our failure to satisfy the required conditions under the amendments or maintain compliance with the financial and performance covenants under the 2020 Credit Agreement could result in a default, which would adversely affect our financial condition and results of operations, including as a result of acceleration of our outstanding debt. In addition, any default under the 2020 Credit Agreement would adversely affect our ability to obtain alternative financing, and significantly limit our ability to execute on our business strategies.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Class A common stock as to distributions and in liquidation, which could negatively affect the value of our Class A common stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured notes, preferred stock, hybrid securities or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt would receive distributions of our available assets before distributions to holders of our Class A common stock, and holders of securities senior to the Class A common stock would receive distributions of our available assets before distributions to the holders of our Class A common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Tax Risks Relating to our Structure

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Class B Units and shares of Class B Stock into our Class A common stock and related transactions, we will be required to pay InnoHold 80% of these tax benefits under the Tax Receivable Agreement.

Owners of Class B Units and shares of Class B common stock may, subject to certain conditions and transfer restrictions, exchange their Class B Units and shares of Class B common stock (together with an equal number of Class B Units, the “Paired Securities”) for shares of Class A common stock pursuant to an exchange agreement, dated February 2, 2018, with Purple LLC, InnoHold and the Class B Unit holders who became a party thereto (the “Exchange Agreement”). The deemed exchanges in the Business Combination and any exchanges pursuant to the Exchange Agreement are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. As of December 31, 2022, there have been 43.6 million exchanges of Class B Units and shares of Class B common stock for shares of Class A common stock, in addition to the deemed exchanges that occurred in connection with the Business Combination.

In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of Purple LLC. The actual increase in our allocable share of the Company’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. For example, in January 2023 we paid $0.3 million to InnoHold under the Tax Receivable Agreement. As of December 31, 2022, the Company’s preliminary estimate of the liability under the Tax Receivable Agreement resulting from the deemed exchanges that occurred in connection with the Business Combination and subsequent exchanges of 43.6 million Paired Securities as of December 31, 2022 was approximately $168.8 million. The Company determined the likelihood of a future Tax Receivable Agreement liability was not probable and therefore no liability has been recorded. To the extent the Company realizes tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may increase.

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

If all of the 0.4 million Paired Securities outstanding as of December 31, 2022 were exchanged for shares of Class A common stock pursuant to the Exchange Agreement, and the fair market value of the Class A common stock at the time of such exchange were equal to $4.32 per share (the closing price of a share of our Class A common stock on February 28, 2023), our aggregate liability under the Tax Receivable Agreement would not increase from the estimated $168.8 million liability described above, with the amount payable in estimated annual amounts ranging from $0.0 million to $18.7 million over a 20-year period. The foregoing estimate of our aggregate liability is based on certain assumptions, including that there are no changes in relevant tax law, that we are able to fully depreciate or amortize our assets, and that we recognize taxable income sufficient to realize the full benefit of the increased depreciation and amortization of our assets in each of the tax years. These assumptions may not be accurate with respect to all or any exchanges of Paired Securities for Class A common stock. As a result, the amount and timing of our actual aggregate liability under the Tax Receivable Agreement may differ materially from our estimates depending on a number of factors, including those described above and elsewhere in this Annual Report on Form 10-K.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of the Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to InnoHold equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. We estimate the potential lump-sum payment to be approximately $108.5 million as of February 28, 2023. This potential early termination payment can be significantly impacted by the discounted interest rate at the time of termination. The change of control payment to InnoHold and the other owners could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring units from other owners of Purple LLC because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2022, we have not completed a Section 382 analysis and an ownership change may have occurred.  There may be significant annual limitations on the NOLs and other tax attributes. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation. In addition, we may experience ownership changes in the future which could further limit our existing NOLs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three manufacturing facilities in Grantsville, Utah, Salt Lake City, Utah and McDonough, Georgia, which manufacture Purple products. These factories have a total of 1.5 million square-feet (35 acres under roof), including approximately 574,000 square-feet at our Grantsville, Utah facility, 844,000 square feet at our McDonough, Georgia facility and 67,000 square feet at our Salt Lake City, Utah facility. We believe our Georgia location, our first manufacturing plant outside of Utah, serves our customers on the east coast more efficiently. Our facility in Salt Lake City was acquired in the Intellibed acquisition in August 2022. We also lease a building in Alpine, Utah that has previously served as a production facility. The lease for this facility terminates in September 2023 and the production capabilities have been transferred to our other manufacturing facilities in Grantsville and McDonough. The Alpine location currently serves as our temporary center for innovation. We also lease approximately 58,000 square-feet of office space in Lehi, Utah for our corporate headquarters and approximately 61,000 square-feet of space in Draper, Utah which we plan will become our permanent innovation center. We have 55 Purple owned retail showrooms under lease with ten located in California, six in Texas, five in Utah and 34 located in 21 other states throughout the United States.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 14, “Commitments and Contingencies,” and Note 22, “Subsequent Events,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “PRPL”. As of March 20, 2023, there were approximately 95 holders of record of shares of our Class A common stock and 14 holders of record of shares of our Class B common stock. Our Class B common stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions. This number does not include stockholders for which shares are held in “nominee” or “street” name.

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition, our compliance with restrictive covenants in the 2020 Credit Agreement and other future indebtedness that we may incur, opportunities to invest in future growth initiatives, and the discretion of our Board at such time. Our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Comparative Stock Performance

The following graph illustrates the cumulative total return over the last five years from February 2, 2018 through December 31, 2022, for (i) our Class A common stock, (ii) the Standard and Poor’s (S&P) 500 Home Furnishings Index, and (iii) the Nasdaq Stock Market (U.S.) Index. The graph assumes $100 was invested on February 2, 2018 in each of our Class A common stock, the S&P 500 Home Furnishings Index, and the Nasdaq Stock Market (U.S.) Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance. The graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	02/02/18	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Purple Innovation, Inc.	$100.00	$59.49	$87.98	$332.73	$134.04	$48.38
S&P 500 Home Furnishings Index	100.00	52.53	66.51	63.88	72.53	40.70
The Nasdaq Stock Market (U.S.) Index	100.00	91.64	123.91	177.99	216.06	144.55

Recent Sales of Unregistered Securities

Coliseum Private Placement

Pursuant to that certain Subscription Agreement dated February 1, 2018 between the Company and certain investment funds and vehicles affiliated with or managed by Coliseum, Coliseum holds certain contractual preemptive rights relating to the sale of shares of our Class A common stock, including the shares of Class A common stock sold in the February 2023 public offering described above. Coliseum currently holds approximately 44.7% of our outstanding voting power. On February 8, 2023, we agreed with Coliseum that, contingent upon the underwriters in the February 2023 public offering exercising their option to purchase additional shares of our Class A common stock, we may sell to Coliseum up to its pro rata share of the Class A common stock sold pursuant to such option in a concurrent private placement at the public offering price of $4.50 per share (the “Coliseum Private Placement”). This would result in an aggregate of up to approximately 1,610,317 shares of our Class A common stock purchased by Coliseum in the Coliseum Private Placement, which amount would be in addition to the shares sold in the February 2023 public offering and pursuant to the underwriters’ option to purchase additional shares. We estimate that the net proceeds from the Coliseum Private Placement, if Coliseum purchases its pro rata share in full, will be approximately $7.2 million.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the discussion under the heading “Outlook for Growth”), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and are now omni-channel. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, duvets, duvet covers and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products through direct-to-consumer e-commerce and Purple owned retail showrooms (collectively “DTC”), online marketplaces, and retail wholesale partners.

Organization

The Company consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, we consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At December 31, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC while other Class B unit holders had the remaining 0.5%.

On August 31, 2022, we acquired all the issued and outstanding stock of Intellibed, which is now a wholly owned subsidiary of Purple LLC. For further discussion see Recent Developments in Our Business — Acquisition below.

Executive Summary – Results of Operations

Net revenues decreased 20.7% to $575.7 million for the year ended December 31, 2022 compared to $726.2 million for the year ended December 31, 2021 and decreased 11.2% compared to $648.5 million for the year ended December 31, 2020. These decreases were primarily due to post-Covid changing demand for home related products as consumer spending shifted towards services and experiences, the negative effect of inflationary pressures on consumer discretionary spending and our intentional reduction in advertising spend.

Gross profit decreased 28.6% to $210.6 million in 2022 compared to $295.0 million in the prior year due primarily to the decrease in sales volume. The gross profit percentage in 2022 was 36.6% as compared to 40.6% in 2021. Our gross profit percentage was adversely impacted by elevated levels of materials, labor and freight costs, lower demand levels and a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channel. In addition, our efficiency and cost reduction initiatives, including greater balancing of production and fulfillment operations between facilities, were initiated in the first half of fiscal 2022 and did not become fully impactful until the second half of the year.

Operating expenses decreased 21.2% to $250.8 million in 2022 compared to $318.3 million in the prior year. This decrease primarily reflected the impact of reduced advertising spend, workforce reductions and the implementation of other cost-saving measures.

Other income was $163.2 million in 2022 compared to $26.0 million in 2021. For similar reasons that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owned pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable.  As result, we reduced the Tax Receivable Agreement liability to zero at December 31, 2022. As a result, we recognized tax receivable agreement income of $162.0 million in our consolidated statement of operations for the year ended December 31, 2022.

Income tax expense was $212.9 million in 2022 compared to an income tax benefit of $1.2 million in 2021. Based on available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and that a full valuation allowance for deferred tax assets was appropriate. In 2022, tax expense included $213.5 million related to the increase in our valuation allowance against deferred tax assets.

The net loss attributable to us was $89.7 million in 2022 as compared to net income attributable to us of $4.0 million in 2021. The net loss reflected an operating loss of $40.3 million, other income of $163.2 million and income tax expense of $212.9 million.

Recent Developments in Our Business

Acquisition

On August 31, 2022, we acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. We believe that the addition of Intellibed will increase product offerings to customers, expand market opportunities (particularly into the luxury mattress category), capitalize on synergies of the combined companies, and increase opportunities for innovation. In addition, the acquisition allowed us to consolidate ownership of our intellectual property licensed to Intellibed and more fully capitalize on growing demand for products with gel technologies. The total purchase consideration for the acquisition was $28.3 million, which primarily consisted of approximately 8.1 million shares of Class A Stock. In addition, the Intellibed securityholders are entitled to receive an additional 1.5 million shares of Class A common stock if the closing price does not equal or exceed $5.00 for at least ten trading days over any period of 30 consecutive trading days during the period beginning on the six-month anniversary of the closing date and ending on the 18 month anniversary of the closing date. Also, 0.5 million shares of Class A common stock and $1.7 million are being held in an escrow fund for the purposes of satisfying potential indemnification and other obligations of the securityholders of Intellibed for up to 12 months following the closing. Purchase consideration also included the fair value of 0.5 million shares of Class A common stock held in escrow pending resolution of net working capital adjustments and general representation and warranty provisions of the agreement, the fair value of contingent consideration of 1.5 million shares of Class A common stock issuable to Intellibed securityholders depending upon the price of the Class A common stock over the next 18 months, $1.4 million gain related to the fair value of a preexisting legal matter that was effectively settled on the acquisition date, and $0.9 million related to the fair value of other items.

Coliseum Capital Management, LLC Proposal

On September 17, 2022, we received an unsolicited and non-binding proposal from Coliseum to acquire the remaining outstanding shares of Class A common stock and Class B common stock not already beneficially owned by Coliseum for $4.35 per share in cash. At the time of the offer, Coliseum beneficially owned approximately 44.7% of our outstanding common stock. The Coliseum proposal was conditioned upon the transaction being (a) negotiated by, and subject to the approval of, a special committee of independent and disinterested members of the Board (the “Special Committee”) and (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of shares of common stock not owned by Coliseum or other interested parties. The Special Committee was formed by the Board to determine the necessary actions to evaluate the Coliseum proposal and determine the course of action that is in the best interests of all Company’s shareholders. The Board expressly granted the Special Committee the ability to decline the Coliseum proposal. In addition, the Special Committee adopted a stockholder rights agreement to have the time and flexibility necessary to evaluate the Coliseum offer and to prevent a change of control without payment of an adequate control premium.

On January 12, 2023, the Company issued a press release stating the Special Committee had rejected Coliseum’s unsolicited proposal.

On January 13, 2023, Coliseum submitted a letter to the chairman of the Board setting forth a cooperation proposal (the “Cooperation Proposal”). On January 16, 2023, the Special Committee responded to the Cooperation Proposal.

On January 17, 2023, Coliseum filed a Schedule 13D/A with the SEC indicating that, in the absence of an agreement, Coliseum intended to nominate a slate of directors for election at the 2023 annual meeting of the stockholders of the Company, which slate would constitute a majority of the Board. On January 19, 2023, the Special Committee issued a press release stating the position of the Special Committee with respect to the Coliseum proposal.

On February 13, 2023, Coliseum submitted a notice of its intention to nominate four persons to the Board, replacing four of the seven member Board and retaining only Mr. DeMartini, the Company’s Chief Executive Officer, Mr. Gray, CCM’s manager, and one of the existing non-executive directors. In response, on February 13, 2023, the Company issued a press release expressing the Special Committee’s response and position with respect to Coliseum’s proposal.

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of Purple common stock (“Common Stock”) owned by Purple’s shareholders. Each PRPLS votes together with the Common Stock in the election of directors, and related matters, and carries 10,000 votes each. Holders of PRPLS will be entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders can allocate all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which trade with the Common Stock. Any new issuance of Common Stock will automatically include a proportionate number of PRPLS. The PRPLS are redeemable at any time by an affirmative vote of two-thirds of the members of the Board. PRPLS do not have any dividend rights and will be entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the Common Stock but will not otherwise participate in any liquidating distributions. On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery to invalidate Purple’s issued PRPLS, alleging that the issuance deprived Purple stockholders of a fair and democratic election of directors at the Company’s 2023 Annual Meeting and other related allegations.

On February 21, 2023, Coliseum filed a Complaint against the Company and several members of the Board in the Delaware Court of Chancery, captioned Coliseum Capital Management, LLC v. Anthos, Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023).  The complaint alleges that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfere with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders.  Coliseum is seeking: (1) declarations that the authorization of the PRPLS violated the Company’s charter and amounted to a breach of the named directors’ fiduciary duties; (2) a declaration that the PRPLS is invalid, unenforceable, and void; (3) unspecified damages resulting from the alleged breach of duties; and (4) an award of costs and expenses incurred in pursuing the action.  The parties have agreed to hold an expedited trial on Coliseum’s claims that will result in a resolution of the dispute before the Company’s 2023 annual meeting of stockholders.  The outcome of this litigation cannot be predicted at this early stage.  However, Purple intends to vigorously defend against the claims made by Coliseum.

On March 9, 2023, the Special Committee offered Coliseum a settlement proposal that included the following provisions, (i) Coliseum would have the right to identify three of the six non-management members of a seven-member board, (ii) the other three non-management seats would be filled by two existing independent directors and a new director who is a significant shareholder. In addition to Dawn Zier, who already announced her intention not to stand for election at the 2023 Annual Meeting due to other commitments, two other current directors would retire at or before the 2023 Annual Meeting, (iii) Coliseum managing partner Adam Gray would become Chairman of the Board, (iv) the Special Committee would name one of the existing incumbent independent directors as Lead Independent Director, and (v) Coliseum would commit to customary standstill provisions to provide stability for the Company for approximately 18 months. On March 16, 2023, the Special Committee announced that Coliseum has rejected the settlement proposal.

Stockholder Rights Agreement

On September 25, 2022, with the authorization of the Board, the Special Committee approved the adoption of a limited-duration stockholder rights agreement with an expiration date of September 25, 2023 (the “Rights Agreement”). The Special Committee adopted the Rights Agreement in response to Coliseum’s substantial increase in ownership of our shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate Coliseum’s offer to acquire the outstanding common stock not already beneficially owned by Coliseum. The Rights Agreement is intended to protect against any coercive or abusive takeover tactics, and to help ensure that our stockholders are not deprived of the opportunity to realize the full and fair value of their investment. The Rights Agreement applies equally to all current and future shareholders and does not deter any offer or preclude the Special Committee from considering an offer that is fair and otherwise in the best interests of our shareholders.

Upon adoption of the Rights Agreement, 300,000 shares of our authorized shares of preferred stock, par value $0.0001 per share, were designated as Series A Junior Participating Preferred Stock (the “Preferred Shares”). In accordance with the Rights Agreement, on September 25, 2022, the Special Committee authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our Class A common stock and Class B common stock to stockholders of record at the close of business on October 6, 2022. Upon the occurrence of certain triggering events, each Right entitles the holder to purchase from us one one-thousandth of a share of the newly designated Preferred Shares at an exercise price of $20.00, subject to certain adjustments. The Rights will be exercisable only if a person or group acquires beneficial ownership (including certain synthetic equity positions created by derivative securities) of 20% or more of our outstanding shares of common stock. Any person or group that beneficially owned more than the triggering percentage when the Board adopted the Rights Agreement may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Agreement. Unless the Rights become exercisable as discussed above, the Rights Agreement has no impact on our consolidated financial statements.

Proportional Representation Preferred Linked Stock

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of Purple common stock (“Common Stock”) owned by Purple’s shareholders. Each PRPLS votes together with the Common Stock in the election of directors, and related matters, and carries 10,000 votes each. Holders of PRPLS will be entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders can allocate all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which trade with the Common Stock. Any new issuance of Common Stock will automatically include a proportionate number of PRPLS. The PRPLS are redeemable at any time by an affirmative vote of two-thirds of the members of the Board. PRPLS do not have any dividend rights and will be entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the Common Stock but will not otherwise participate in any liquidating distributions.

On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery to invalidate Purple’s issued PRPLS, alleging that the issuance deprived stockholders of a fair and democratic election of directors at the 2023 Annual Meeting, and other related allegations.

Equity Financing

On March 29, 2022, we completed an underwritten public offering of 16.1 million shares of Class A common stock, which included the additional 2.1 million shares of the over-allotment option that the underwriters exercised in full. We received aggregate net proceeds from the offering, after deducting offering fees and expenses of $5.3 million, of approximately $92.9 million.

On December 27, 2022, we filed a registration statement on Form S-3 with the SEC using the “shelf” registration process. As a result, we may offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million. The registration became effective on January 30, 2023.

On February 13, 2023, we completed an underwritten offering of 13.4 million shares of Class A common stock. The underwriters did not exercise their over-allotment option. We received aggregate net proceeds from the offering, after deducting offering fees and expenses of $3.3 million, of approximately $57.0 million. Approximately $27.7 million of the proceeds was used to pay off the outstanding balance of the term loan including interest and fees.

Debt Financing

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. In November 2021, we executed a $55.0 million draw on our revolving line of credit, which represented the full amount available under the line. On March 31, 2022, we used a portion of the net proceeds from our underwritten public offering, described above, to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

Our operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, we entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met, and the interest rate was changed from LIBOR plus 3.00% to the secured overnight financing rate (“SOFR”) plus 4.75%. Pursuant to this amendment, we made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022 and incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the consolidated balance sheet.

On March 23, 2022, we entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum to acquire 35% or more of the combined voting power of all our equity interests entitled to vote for the election of members of our Board without constituting an event of default. Coliseum is considered a related party of the Company in that Adam Gray, a member of our Board, serves as a manager of Coliseum who manages the Coliseum investment funds and accounts. Pursuant to this amendment, we incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the consolidated balance sheet.

On May 13, 2022 and September 9, 2022, the Company entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and a minimal amount of expenses were recorded as general and administrative expense in the consolidated statement of operations.

On July 14, 2022, we received consent under the 2020 Credit Agreement allowing the acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. We incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the consolidated statement of operations.

On December 30, 2022, we made a $15.0 million prepayment against the outstanding term loan without payment of a premium or penalty. As of December 31, 2022, we were in compliance with all of the financial covenants related to the 2020 Credit Agreement, as amended. The interest rate on the term loan was 8.98% at December 31, 2022.

On February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement. In accordance with this amendment, we repaid in full the $24.7 million outstanding balance of the term loan, plus accrued interest. The amendment also provides that the maximum leverage ratio covenant will not be tested for the first two quarters of 2023 and revises the ratio to 4.50x for the third quarter of 2023 and 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first two quarters of 2023 and revised to 1.50x for the third and fourth quarters of 2023, and 2.00x for all quarters thereafter. Both the maximum leverage ratio and minimum fixed charge coverage ratio will be calculated on a build-up basis for the third quarter of 2023, and then on a last twelve-month basis for the fourth quarter of 2023 and thereafter. The amendment also revises the lease incurrence test which will allow us to incur ten new showroom leases for stores scheduled to open in 2023 and six new leases for stores that will open in 2024. Beginning in the fourth quarter of 2023, we may begin incurring leases for stores that will open in 2024, subject to leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment also provides certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment further (i) reduces the amount available under the revolving line of credit to $50.0 million, (ii) provides that the maturity date of the 2020 Credit Agreement will spring forward to June 30, 2024 if our consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduces limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revises the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, we incurred fees and expenses of $2.7 million that were recorded as debt issuance costs.  There are no amounts currently drawn on the revolver and the available amount to draw is the full $50 million. In order to draw any amounts on the revolver, the Company must be in compliance with the covenants outlined in the fifth amendment.

Operational Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. Soon after the pandemic began, we experienced an increase in demand in our e-commerce channel, and in 2020 and 2021 we increased our production capacity to match actual and anticipated demand growth. In 2022, after two years of the pandemic, we began experiencing a pull-back in growth that left us with excess operational capacity in facilities, equipment, and personnel. Beginning in the first quarter of 2022, net of showroom growth, we reduced employee headcount approximately 45% and took other actions to lower costs.

We continue to closely monitor the impacts of general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures remain elevated, we anticipate that our production and operating costs will similarly increase. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in the continuation or worsening of manufacturing and shipping costs, delays and constraints. While most of our domestic suppliers have been able to continue operations and provide necessary materials when needed, we have experienced some constraints from certain suppliers, with respect to both the availability and cost of materials. In addition, to remain competitive in hiring and retaining the labor necessary to maintain our production levels, we have increased wages and other compensation. These increases in materials, labor and freight costs have resulted in higher cost of goods sold and lower margins.

In 2022, our gross profit and results of operations were adversely affected by elevated levels of materials, labor and freight costs and lower demand levels. In early 2022, to offset the impact of higher costs on our gross profits, we increased prices and initiated several other projects to improve efficiencies and reduce costs, including pursuing greater balancing of production between facilities to reduce freight costs and shorten delivery times. As the softening of demand for home related products continues, with consumers shifting spending towards services and experiences, and consumer spending habits shift from e-commerce to brick and mortar, we have been investing in showroom expansion where we continue to develop our capabilities. We also are growing our placements with wholesale partners and focusing on improving wholesale door productivity. We ended 2022 with 55 Purple showrooms after adding 27 net new locations during the year and we plan to add additional showrooms in 2023. In addition, at the end of fiscal 2022, our products were being sold through approximately 3,400 wholesale doors, having added approximately 900 net new doors during 2022. Showroom expansion and improving the sales productivity of our wholesale doors remain a primary focus and are critical components of our strategy to respond to shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are now building the framework for improved operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies that will drive share gains in the premium mattress category and position us for accelerated growth. We also intentionally reduced our advertising spending in 2022 to improve marketing efficiency and conserve profitability in a challenging macroeconomic environment.

We believe the acquisition of Intellibed was a strong strategic addition because of shared technology, geographic proximity of their primary facility, and an immediate impact on our target luxury market expansion. We also expect to capitalize on synergies of the combined companies and benefit from expanding the market presence of premium product offerings. In addition, the acquisition has allowed us to consolidate ownership of our intellectual property and more fully capitalize on growing demand for products with gel technologies. Moreover, the acquisition accelerated our product development program by several years and allowed us to immediately enter the luxury segment of the sleep and wellness industry as these higher price points are a natural extension of our existing product offerings.

Other Developments

On February 9, 2023, Dawn Zier, a member of the Board since November 2020, notified the Company of her decision to not stand for reelection at the Company’s 2023 annual meeting of stockholders, in order to prioritize her time to other commitments. Ms. Zier’s decision not to stand for reelection was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies, or practices. Ms. Zier intends to remain on the Company’s Board until her term ends following the Company’s 2023 annual meeting of stockholders.

Outlook for Growth

We believe that our four strategic initiatives; accelerating innovation, brand elevation, developing our three distribution channels and operational excellence, will be fundamental to our future success.

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Develop and execute on strategies to meaningfully expand our wholesale business by strengthening our wholesale relationships and prioritizing existing door productivity. With our new product line-up, initial testing with our wholesale partners has been very positive with product placement commitments exceeding our goal and dozens of shop-in-shops have confirmed with interest for several hundreds more.

●	Expand and mature our fleet of 11 additional Purple company owned showrooms in 2023 to increase door productivity, provide a brand halo benefit to other channels in the surrounding areas, control the relationship with the consumer and increase share of more profitable DTC revenues.

●	Build premium brand position to grow market share of the premium mattress category. We plan to launch our elevated brand positioning in the second quarter of 2023.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to additional categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to offset gross profit erosion.

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

Revenue Recognition

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. Our estimates of the amount and timing of sales returns and uncollectible accounts are based primarily on historical transaction experience. Our sales return liability decreased from $7.1 million at December 31, 2021 million to $5.1 million as of December 31, 2022. Our allowance for doubtful accounts was not material at both December 31, 2022 and 2021. We do not believe there is a reasonable likelihood that there will be any material changes in the accounting methodology, future estimates or assumptions used to measure the estimated liability for sales returns and exchanges or credit losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Warranty Liabilities

We provide a limited warranty on most of the products we sell. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for any current or expected trends as appropriate. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. As of December 31, 2022, the current and non-current portions of our warranty liabilities were $5.0 million and $15.6 million, respectively, compared to $3.9 million and $11.1 million, respectively, at December 31, 2021. We have not made any material changes in the warranty liability assessment methodology used and we do not believe there is a reasonable likelihood that a material change in the estimates or assumptions we use to calculate our warranty liability will occur. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. Our effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest and changes in our valuation allowance. Also, changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.

For purposes of evaluating our deferred tax assets and liabilities, we entered a cumulative 3-year loss position in Q4 2022 due primarily to the impact of positive 2020 operating results rolling out of the cumulative 3-year period analysis. Based on this and other available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and a full valuation allowance for our net deferred tax assets was appropriate at December 31, 2022. Due to the increase in the valuation allowance, we recognized deferred tax expense of $213.5 million in our consolidated statement of operations for the year ended December 31, 2022. We had previously recognized deferred tax benefits of $3.6 million and $45.8 million in our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, based on our previous conclusion that it was more likely than not that some of our deferred tax assets would be realized and that a full valuation allowance for our deferred tax assets was not appropriate.

We account for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated financial statements in the period in which we make the change. As of December 31, 2022 and 2021, no uncertain tax positions were recognized as liabilities in the consolidated balance sheets.

Tax Receivable Agreement

In connection with the Business Combination, we entered into an agreement with InnoHold LLC (InnoHold), which provides for the payments to InnoHold of 80% of the net cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments it makes under the agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement may be recorded based on 80% of the estimated future cash tax savings that we may realize as a result of increases in the basis of the assets of Purple LLC attributed to us as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant tax receivable agreement liability to be recorded will depend on the price of our Class A common stock at the time of the relevant redemption or exchange.

As a result of the initial merger transaction and subsequent exchanges of Class B Units for Class A common stock, the long-term portion of the potential future tax receivable agreement liability was $162.2 million as of December 31, 2021. This balance was reduced in 2022 by $0.3 million for a payment to be made in 2023 that we classified as a short-term liability. We evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable. As result, we reduced the Tax Receivable Agreement liability to zero at December 31, 2022 and we recognized tax receivable agreement income of $162.0 million in our consolidated statement of operations for the year ended December 31, 2022.

We are currently unable to determine the future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the tax receivable agreement.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A separate discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.

Operating Results for the Year Ended December 31, 2022 compared to the year ended December 31, 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented in our consolidated statements of operations:

	Year Ended December 31,
	2022	% Net Revenues	2021	% Net Revenues
Revenues, net	$575,692	100.0%	$726,227	100.0%
Cost of revenues	365,110	63.4	431,253	59.4
Gross profit	210,582	36.6	294,974	40.6
Operating expenses:
Marketing and sales	165,388	28.7	239,290	33.0
General and administrative	76,702	13.3	72,095	9.9
Research and development	8,755	1.5	6,939	1.0
Total operating expenses	250,845	43.6	318,324	43.8
Operating loss	(40,263)	(7.0)	(23,350)	(3.2)
Other income (expense):
Interest expense	(3,536)	(0.6)	(1,872)	(0.3)
Other income (expense), net	423	0.1	(194)	—
Change in fair value – warrant liabilities	4,343	0.8	24,054	3.3
Tax receivable agreement income	161,970	28.1	4,016	0.6
Total other income, net	163,200	28.3	26,004	3.6
Net income before income taxes	122,937	21.4	2,654	0.4
Income tax benefit (expense)	(212,864)	(37.0)	1,217	0.2
Net income (loss)	(89,927)	(15.6)	3,871	0.5
Net loss attributable to noncontrolling interest	(238)	—	(160)	—
Net income (loss) attributable to Purple Innovation, Inc.	$(89,689)	(15.6)	$4,031	0.6

Revenues, Net

Net revenues decreased $150.5 million, or 20.7%, to $575.7 million for year ended December 31, 2022 compared to $726.2 million for the year ended December 31, 2021. The decline in net revenues reflected a $124.9 million decrease in mattress sales, a $14.8 million decrease in other sleep product sales and a $10.8 million decrease in other product sales. The decrease in net revenues was primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending, with consumer spending shifting towards services and experiences. In addition, net revenues in the prior year were positively impacted by demand in the first half of 2021 that was driven by the effects of COVID and economic stimulus. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $143.7 million, or 30.3% and wholesale net revenues decreasing $6.8 million, or 2.7%. Within the DTC channel, e-commerce net revenue declined $174.4 million, or 39.5%, and Purple owned retail showroom net revenue increased $30.7 million, or 94.7%. The decrease in e-commerce net revenues reflected the impact of the reasons stated above coupled with customers shifting away from e-commerce buying. The increase in Purple owned retail showroom net revenue was mainly driven by showrooms increasing from 28 at the end of 2021 to 55 at the end of 2022. The decrease in wholesale net revenues primarily reflected reduced purchases by our existing wholesale partners during 2022 due primarily to declining wholesale door productivity. This decrease was offset in part by the effects of adding approximately 900 net new wholesale partner doors in fiscal 2022 coupled with the $9.7 million in net revenues from the Intellibed acquisition, which contributed primarily wholesale net revenues. In addition to the continued macroeconomic effects described above, we anticipate that net revenue in the first quarter of 2023 will be impacted by our introduction of new product models, as our retail partners sell through our legacy mattress models ahead of taking delivery of new models in the second quarter.

Cost of Revenues

Cost of revenues decreased $66.1 million, or 15.3%, to $365.1 million for the year ended December 31, 2022 compared to $431.3 million for the year ended December 31, 2021 due primarily to the decrease in sales volume. Our gross profit percentage, which decreased to 36.6% of net revenues in 2022 from 40.6% in 2021, was adversely impacted by elevated levels of materials, labor and freight costs and lower demand levels and the shift to a higher proportion of wholesale channel revenue, which carries a lower average selling price than sales from our e-commerce and retail showroom channels, partially offset by savings realized from cost reduction initiatives. Our efficiency and cost saving initiatives, including greater balancing of production and fulfillment operations between the facilities, were initiated during the first half of fiscal 2022 and did not become fully impactful until the second half of the year. We anticipate that we will continue to realize the benefits of our efficiency and cost saving initiatives in 2023.

Marketing and Sales

Marketing and sales expense decreased $73.9 million, or 30.9%, to $165.4 million for the year ended December 31, 2022 compared to $239.3 million for the year ended December 31, 2021. This decrease was driven by a $95.5 million, or 58.9%, decline in advertising spending and a $15.0 million decrease in other marketing costs. The reduction in advertising spending was primarily due to management’s ongoing efforts to improve marketing efficiency, conserve profitability in a challenging macroeconomic environment and align spending with current demand levels. The decrease in other marketing costs reflected the impact of cost management efforts, including marketing headcount reductions, executed earlier in 2022. These decreases were offset in part by a $13.8 million increase in wholesale-related marketing and sales costs due in part to growing the sales organization of our wholesale business and a $22.8 million increase in marketing and sales costs associated with showroom expansion. Marketing and sales expense as a percentage of net revenues was 28.7% in 2022 compared to 33.0% in 2021.

General and Administrative

General and administrative expense increased $4.6 million, or 6.4%, to $76.7 million for the year ended December 31, 2022 compared to $72.1 million for the year ended December 31, 2021. This increase was primarily due to a $3.7 million increase in payroll and benefits expense and $1.2 million in costs associated with the Intellibed acquisition, offset in part by a $0.7 million decrease in legal and professional fees. The increase in payroll and benefit costs mainly reflected the impact of job reclassifications for certain employees in the first half of 2022. The decrease in legal and professional fees was primarily due to $7.9 million of underwriting commissions and other costs we paid in the prior year second quarter for shares sold by Coliseum. This decrease was partially offset by a one-time separation fee for not continuing with the services of a professional services provider, expenses incurred by the Special Committee and Intellibed transaction costs.

Research and Development

Research and development costs increased $1.8 million, or 26.2%, to $8.8 million for the year ended December 31, 2022 from $6.9 million for the year ended December 31, 2021. This increase primarily reflected higher payroll and benefit costs as our renewed focus on product innovation resulted in the growth of our research and development team, which included the addition of our chief innovation officer.

Operating Income (Loss)

Operating loss increased $16.9 million to $40.3 million for the year ended December 31, 2022 compared to $23.4 million for the year ended December 31, 2021. This increase primarily resulted from a decrease in gross profit that was driven by lower sales and a reduced gross profit margin, offset in part by a decrease in operating expenses related primarily to lower advertising spend.

Interest Expense

Interest expense totaled $3.5 million for the year ended December 31, 2022 compared to $1.9 million for the year ended December 31, 2021. Interest paid on the term loan increased $1.0 million as the average interest rate paid increased from 3.50% in 2021 to 6.31% in 2022, due mainly to the change in terms from our credit agreement amendment in February of 2022. Interest expense was also impacted by a $0.3 million increase in interest paid on the $55.0 million revolving line of credit that we drew down in November 2021 and repaid in full on March 31, 2022. In addition, interest expense reflected a $0.4 million increase in debt issuance cost amortization. We incurred $2.5 million in debt issuance costs upon entering into the 2020 Credit Agreement and incurred an additional $1.2 million in debt issuance costs for two of the amendments entered into in 2022.

Other Income (Expense), Net

Other income totaled $0.4 million for the year ended December 31, 2022 compared to other expense of $0.2 million for the year ended December 31, 2021. The increase in other income primarily resulted from the effective settlement of a preexisting legal matter upon our acquisition of Intellibed on August 31, 2022 at an estimated fair value gain of $1.4 million. The impact of this gain was offset in part by a $0.6 million loss recorded on the disposal of production machinery and equipment.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding had a negligible fair value at December 31, 2022 compared to a fair value of $4.3 million at December 31, 2021. This decrease in fair value was primarily due to the five-year term of the sponsor warrants ending on February 2, 2023 coupled with our Class A common stock price declining 63.9% to $4.79 at the end of 2022. During the years ended December 31, 2022 and 2021, we recognized gains of $4.3 million and $24.1 million, respectively, in our consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

Tax Receivable Agreement Income

In connection with the Business Combination, we entered into a Tax Receivable Agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. As a result of the initial merger transaction and subsequent exchanges of Class B Units for Class A common stock, the long-term portion of the potential future tax receivable agreement liability totaled $162.2 million at December 31, 2021. This balance was reduced by $0.2 million for a future payment that was classified as a short-term liability during 2022. For similar reasons that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable. As result, we reduced the Tax Receivable Agreement liability to zero at December 31, 2022 and we recognized tax receivable agreement income of $162.0 million in our consolidated statement of operations for the year ended December 31, 2022.

Income Tax Benefit (Expense)

Income tax expense was $212.9 million for the year ended December 31, 2022 compared to an income tax benefit of $1.2 million for the year ended December 31, 2021. For purposes of evaluating our deferred tax assets, we entered a cumulative 3-year loss position during Q4 of 2022 due primarily to the impact of positive 2020 operating results rolling out of the cumulative 3-year period analysis. Based on this and other available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and a full valuation allowance for our net deferred tax assets was appropriate. Due to the increase in our valuation allowance, we recognized deferred tax expense of $213.5 million in our consolidated statement of operations for the year ended December 31, 2022. This was offset in part by a current tax benefit of $0.6 million recorded in 2022.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million in both 2022 and 2021.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit facility and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs as well as other contractual obligations described below. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $40.0 million and $62.0 million, respectively, as of December 31, 2022 compared to $91.6 million and $87.5 million, respectively, as of December 31, 2021. Cash used for capital expenditures decreased from $57.1 million in 2021 to $38.2 million in 2022. Our capital expenditures in 2022 primarily consisted of leasehold improvements and furniture and fixtures associated with the opening of new Purple owned retail showrooms. In 2023, we believe our capital expenditures will be approximately $35.0 million.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses and continue satisfying the conditions of our 2020 Credit Agreement, as amended, based on our ability to scale back operations, reduce marketing spend, use available liquidity under our revolving line of credit, and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. We may also consider restructuring our obligations with current creditors, pursue work-out options or seek additional funding sources including new debt or equity capital. In addition, our 2020 Credit Agreement, as amended, includes various covenants and obligations that may make it difficult to obtain additional capital on terms that are favorable to us and to execute on our growth strategies.

Based on our current projections, we believe our cash on hand, amounts available under our revolving line of credit, and expected cash to be generated from our DTC and wholesale channels will be sufficient to meet our working capital requirements, comply with debt covenants and cover anticipated capital expenditures for the next 12 months and beyond.

Underwritten Offering

In March 2022, we completed an underwritten public offering of 16.1 million shares of Class A common stock, which included 2.1 million shares relating to the over-allotment option that the underwriters exercised in full. The aggregate net proceeds we received from the offering, after deducting offering fees and expenses of $5.3 million, totaled approximately $92.9 million.

Shelf Registration Statement and Subsequent Underwritten Offering

On December 27, 2022, we filed a registration statement on Form S-3 with the SEC using the “shelf” registration process and on January 30, 2023, it became effective. As a result, we may offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million.

On February 13, 2023, we completed an underwritten offering of 13.4 million shares of Class A Stock. The underwriters did not exercise their over-allotment option. We received aggregate net proceeds from the offering, after deducting offering fees and expenses of $3.3 million, of approximately $57.0 million. Approximately $27.7 million of the proceeds was used to pay off the outstanding balance of the term loan including interest and fees.

Debt

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan is being repaid in accordance with a five-year amortization schedule and may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment. In November 2021, we executed a $55.0 million draw on our revolving line of credit, which represented the full amount available under the line.

Our operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, we entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio would not be tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met, and the interest rate was changed from LIBOR plus 3.00% to SOFR plus 4.75%. Pursuant to this amendment, we made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022 and incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the 2022 consolidated balance sheet.

On March 23, 2022, we entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum to acquire 35% or more of the combined voting power of all our equity interests entitled to vote for the election of members of our Board without constituting an event of default. Coliseum is considered a related party of the Company in that Adam Gray, a member of our Board, serves as a manager of Coliseum who manages the Coliseum investments funds and accounts. Pursuant to this amendment, we incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the 2022 consolidated balance sheet.

On March 31, 2022, we used a portion of the net proceeds from the underwritten offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit.

On May 13, 2022 and September 9, 2022, we entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and the minimal expenses were recorded as general and administrative expenses in the 2022 consolidated statement of operations.

On July 14, 2022, we received consent under the 2020 Credit Agreement allowing our acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. We incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the 2022 consolidated statement of operations.

On December 30, 2022, we made a $15.0 million prepayment against the outstanding term loan without payment of a premium or penalty. As of December 31, 2022, we were in compliance with all of the financial covenants related to the 2020 Credit Agreement, as amended. The interest rate on the term loan was 8.98% at December 31, 2022.

On February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement. In accordance with this amendment, we repaid in full the $24.7 million outstanding balance of the term loan plus accrued interest. The amendment also provided that the maximum leverage ratio covenant will not be tested for the first two quarters of 2023 and revises the ratio to 4.50x for the third quarter of 2023 and 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first two quarters of 2023 and revised to 1.50x for the third and fourth quarters of 2023, and 2.00x for all quarters thereafter. Both the maximum leverage ratio and minimum fixed charge coverage ratio will be calculated on a build-up basis for the third quarter of 2023, and then on a last twelve-month basis for the fourth quarter of 2023 and thereafter. The amendment will also revise the lease incurrence test which will allow us to incur ten new showroom leases in 2023 and six new showroom leases in 2024. Moreover, beginning in the fourth quarter of 2023, we will be allowed to begin incurring leases for additional stores that will open in 2024, subject to maximum leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment will also provide certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment further (i) reduces the amount available under the revolving line of credit to $50.0 million, (ii) provides that the maturity date of amounts drawn under the 2020 Credit Agreement will accelerate to June 30, 2024 if our consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduces limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revises the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, we incurred fees and expenses of $2.7 million that were recorded as debt issuance costs.  There are no amounts currently drawn on the revolver and the available amount to draw is the full $50 million. In order to draw any amounts on the revolver, we must be in compliance with the covenants outlined in the fifth amendment.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the Tax Receivable Agreement, which may have a material adverse effect on our liquidity and capital resources. As of December 31, 2021, the long-term portion of the potential future tax receivable agreement liability totaled $162.2 million. This balance was reduced by $0.3 million for a payment to be made in 2023 that was classified as a short-term liability during 2022. For similar reasons that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable.  As result, we reduced the Tax Receivable Agreement liability to zero at December 31, 2022 We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement.

Other Contractual Obligations

In addition to the material contractual obligations discussed above, other material contractual obligations primarily include operating lease payments obligations. See Note 8 of the consolidated financial statements for additional information.

Cash Flows for the year ended December 31, 2022 compared to the year ended December 31, 2021

The following summarizes our cash flows for the years ended December 31, 2022 and 2021 as reported in our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(28,773)	$(30,903)
Net cash used in investing activities	(34,501)	(57,059)
Net cash provided by financing activities	13,412	56,623
Net increase (decrease) in cash	(49,862)	(31,339)
Cash, beginning of the period	91,616	122,955
Cash, end of the period	$41,754	$91,616

Cash used in operating activities was $28.8 million and $30.9 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operating activities in 2022 was primarily comprised of a net loss of $89.9 million, offset in part by non-cash adjustments totaling $68.4 million. These non-cash adjustments primarily related to deferred income taxes of $213.5 million and depreciation and amortization of $17.5 million, partially offset by Tax Receivable Agreement income of $162.0 million. Changes in operating assets and liabilities further reduced cash used in operating activities by $7.2 million in 2022. This decrease related mostly to a $33.6 million decrease in accounts payable combined with a $4.1 million increase in accounts receivable due to timing of receipts, offset in part by a $29.0 million decrease in inventories. The decline in accounts payable was mainly due to the balance at the end of 2021 being higher than normal because of payment timing coupled with the impact of larger advertising spend in the fourth quarter of 2021. The decrease in inventories was primarily due to management’s efforts to rebalance production and fulfillment operations during 2022.

Cash used in investing activities was $34.5 million for the year ended December 31, 2022 compared to $57.1 million for the year ended December 31, 2021. Our capital expenditures in 2022 primarily consisted of leasehold improvements and furniture and fixtures associated with the opening of new Purple owned retail showrooms. In 2021, our capital expenditures included competing the build out of our manufacturing facility in Georgia, and enhancing manufacturing and safety capabilities at our manufacturing facility in Utah.

Cash provided by financing activities was $13.4 million for the year ended December 31, 2022 compared to $56.6 million for the year ended December 31, 2021. Financing activities in 2022 included $92.9 million of net proceeds received from the underwritten stock offering, offset in part by a $55.0 million revolving line of credit payment, a $15.0 million prepayment made on the term loan, a $5.8 million payment on the Tax Receivable Agreement, and $3.8 million in other debt related payments.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently do not have any amounts outstanding on our term loan or revolving line of credit. Out term debt was paid off on February 17, 2023. Our revolving line of credit bears interest at variable rates, which exposes us to market risks relating to interest rate fluctuations. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2022, we had $24.7 million of variable rate debt outstanding under our term loan and no outstanding balance on our revolving line of credit. Based on this debt level, an increase of 100 basis points in the effective interest rate on our outstanding debt at December 31, 2022 would have resulted in an increase in interest expense of approximately $0.3 million over the next 12 months, if we had not paid off the debt. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-51 comprising a portion of this Annual Report on Form 10-K.

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

Based upon this evaluation and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

On August 31, 2022, we acquired Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). We are currently in the process of integrating Intellibed into our assessment of our internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our internal control over financial reporting as of December 31, 2022 excludes an assessment of the internal control over financial reporting of Intellibed. Intellibed represents approximately 1.7% of the Company’s total revenues for the 12 months ending December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Previously Reported Material Weakness

As previously reported, during the quarter ended September 30, 2022, we determined a material weakness existed relating to ineffective ITGCs in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes. We believe that these control deficiencies were a result of turnover of critical IT leadership; insufficient training of IT personnel; and inadequate risk-assessment processes to identify and assess user access in certain IT systems that could impact internal controls over financial reporting. As a result, we determined that we did not have effective controls to prevent or detect a material financial statement misstatement on a timely basis.

In response to this material weakness, management, with oversight of the Audit Committee of the Board, effectively implemented a software solution to assist in managing access and segregation of duties, provided enhanced training to those responsible for IT systems, and implemented improvements to ITGC processes. Based on these measures, management has tested the ITGCs, found them effective, and concluded that the previously reported material weakness described above has been remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts related to the design and implementation of sufficient controls and processes around ITGCs, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on Internal Control over Financial Reporting

We have audited Purple Innovation, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

March 22, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the captions “Directors” and “Corporate Governance” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022. Information concerning our executive officers is included in Part I of this report under the caption “Information About Our Executive Officers.”

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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
2.5#

Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 15, 2022).
3.3	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.4	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.3*	Description of Registered Securities.
4.4

Stockholder Rights Agreement, dated as of September 25, 2022, by and between the Company and Pacific Stock Transfer Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).

10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.16+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.17	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.18	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.19	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.20+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.21	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.22	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.23	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)

10.24	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 14, 2020)
10.25	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.26	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.27	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.28	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.29	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.30	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.31	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.32+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.33	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.34	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.35	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
10.36	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.37	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.38+	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)

10.39+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.40+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.41+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.42+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.43	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 1, 2022).
10.44+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.45	Second Amendment to the 2020 Credit Agreement dated March 23, 2022 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 24, 2022).
10.46+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).
10.47+	Purple Innovation, Inc. 2022 Short-Term Cash Incentive Plan, dated as of May 26, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 1, 2022).
10.48+	Second Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated June 2, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 3, 2022).
10.49+	Second Consultancy Agreement, dated as of August 11, 2022, by and among Bennett Nussbaum and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 16, 2022).
10.50+	Separation Agreement entered into between Purple Innovation, LLC and Patrice Varni dated November 5, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 8, 2022).
10.51	Fifth Amendment to the 2020 Credit Agreement dated February 17, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 21, 2023).
14.1	Code of Ethics of Purple Innovation, Inc. (incorporated by reference into Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 22, 2023 expressed an unqualified opinion thereon.

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

Warranty Accrual

At December 31, 2022, the Company’s accrued warranty liability was $20.7 million. As discussed in Note 2 to the consolidated financial statements, the Company provides a limited warranty on most of its products sold. Warranty costs are estimated based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends. These costs are recognized at the time of sale in cost of revenues.

We identified the warranty accrual as a critical audit matter because of certain significant assumptions used by management to estimate warranty costs at the time of sale, specifically, estimated future warranty claims and estimated costs to remedy warranty claims. Auditing these certain significant management assumptions involved especially complex and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s estimate of future warranty claims and estimated costs to remedy warranty claims by testing key inputs, including historical claims made and actual warranty costs incurred.

●	Assessing the accuracy of management’s estimation of future warranty claims by performing a lookback analysis, which compared the amount of claims accrued in prior years to actual claims made in subsequent periods.

●	Assessing management’s estimate of future warranty claims and estimated costs to remedy warranty claims by evaluating management’s analysis of the Company’s warranty expense as a percentage of revenues compared to that of peer companies based on available public information.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah

March 22, 2023

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$41,754	$91,616
Accounts receivable, net	34,566	25,430
Inventories, net	73,197	98,690
Prepaid expenses	7,821	8,064
Other current assets	4,117	5,702
Total current assets	161,455	229,502
Property and equipment, net	136,673	112,614
Operating lease right-of-use assets	102,541	68,037
Goodwill	4,897	—
Intangible assets, net	26,221	13,204
Deferred income taxes	—	217,791
Other long-term assets	1,546	1,322
Total assets	$433,333	$642,470

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,441	$79,752
Accrued sales returns	5,107	7,116
Accrued compensation	6,691	8,928
Customer prepayments	4,452	10,854
Accrued sales and use tax	2,978	4,672
Accrued rebates and allowances	9,804	10,169
Operating lease obligations – current portion	13,708	7,053
Other current liabilities	8,130	13,470
Total current liabilities	97,311	142,014
Debt, net of current portion	23,657	94,113
Operating lease obligations, net of current portion	115,599	81,159
Warrant liabilities	—	4,343
Tax receivable agreement liability, net of current portion	—	162,239
Other long-term liabilities, net of current portion	17,876	12,061
Total liabilities	254,443	495,929
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 91,380 issued and outstanding at December 31, 2022 and 66,493 issued and outstanding at December 31, 2021	9	7
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at December 31, 2022 and 448 issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	529,466	407,591
Accumulated deficit	(351,514)	(261,825)
Total stockholders’ equity attributable to Purple Innovation, Inc.	177,961	145,773
Noncontrolling interest	929	768
Total stockholders’ equity	178,890	146,541
Total liabilities and stockholders’ equity	$433,333	$642,470

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenues, net	$575,692	$726,227	$648,471
Cost of revenues	365,110	431,253	343,374
Gross profit	210,582	294,974	305,097
Operating expenses:
Marketing and sales	165,388	239,290	187,991
General and administrative	76,702	72,095	39,925
Research and development	8,755	6,939	5,955
Total operating expenses	250,845	318,324	233,871
Operating income (loss)	(40,263)	(23,350)	71,226
Other income (expense):
Interest expense	(3,536)	(1,872)	(4,654)
Other income (expense), net	423	(194)	(91)
Loss on extinguishment of debt	—	—	(5,782)
Change in fair value – warrant liabilities	4,343	24,054	(300,073)
Tax receivable agreement income (expense)	161,970	4,016	(34,155)
Total other income (expense), net	163,200	26,004	(344,755)
Net income (loss) before income taxes	122,937	2,654	(273,529)
Income tax benefit (expense)	(212,864)	1,217	43,749
Net income (loss)	(89,927)	3,871	(229,780)
Net income (loss) attributable to noncontrolling interest	(238)	(160)	7,087
Net income (loss) attributable to Purple Innovation, Inc.	$(89,689)	$4,031	$(236,867)

Net income (loss) per share:
Basic	$(1.10)	$0.06	$(6.04)
Diluted	$(1.10)	$(0.30)	$(6.04)
Weighted average common shares outstanding:
Basic	81,779	65,928	39,219
Diluted	81,779	67,302	39,219

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity attributable to Purple Innovation, Inc.	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance — December 31, 2019	22,494	$2	31,394	$3	$2,822	$(28,989)	$(26,162)	$(2,378)	$(28,540)
Net income (loss)	—	—	—	—	—	(236,867)	(236,867)	7,087	(229,780)
Stock-based compensation	—	—	—	—	2,185	—	2,185	—	2,185
Exchange of stock	30,858	3	(30,858)	(3)	—	—	—	—	—
Exercise of warrants	7,621	1	—	—	218,113	—	218,114	—	218,114
Exercise of incremental loan warrants	2,613	—	—	—	81,040	—	81,040	—	81,040
Exercise of stock options	281	—	—	—	2,007	—	2,007	—	2,007
Tax receivable agreement liability	—	—	—	—	(137,314)	—	(137,314)	—	(137,314)
Deferred income taxes	—	—	—	—	165,676	—	165,676	—	165,676
Accrued tax distributions	—	—	—	—	(5,847)	—	(5,847)	—	(5,847)
Issuance of stock	83	—	—	—	—	—	—	—	—
Forfeiture of unvested stock	(36)	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	4,365	—	4,365	(4,365)	—
Balance – December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net income (loss)	—	—	—	—	—	4,031	4,031	(160)	3,871
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,298	1	—	—	64,426	—	64,427	—	64,427
Exercise of stock options	171	—	—	—	1,418	—	1,418	—	1,418
Tax receivable agreement liability	—	—	—	—	(760)	—	(760)	—	(760)
Deferred income taxes	—	—	—	—	2,937	—	2,937	—	2,937
Accrued tax distributions	—	—	—	—	(401)	—	(401)	—	(401)
Issuance of stock	22	—	—	—	—	—	—	—	—
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(584)	—	(584)	584	—
Balance – December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(89,689)	(89,689)	(238)	(89,927)
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock upon underwritten public offering, net of costs	16,100	1	—	—	92,865	—	92,866	—	92,866
Issuance of stock for acquisition	8,613	1	—	—	26,105	—	26,106	—	26,106
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Issuance of stock under equity compensation plans	154	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(399)	—	(399)	399	—
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(351,514)	$177,961	$929	$178,890

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(89,927)	$3,871	$(229,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,487	9,473	7,899
Non-cash interest	1,072	517	3,105
Paid-in-kind interest	—	—	(6,616)
Loss on extinguishment of debt	—	—	5,782
Loss on disposal of property and equipment	620	—	—
Change in fair value – warrant liabilities	(4,343)	(24,054)	300,073
Tax receivable agreement (income) expense	(161,970)	(4,016)	34,155
Stock-based compensation	3,366	3,366	2,185
Gain from effective settlement of preexisting relationship	(1,421)	—	—
Deferred income taxes	213,548	(3,608)	(45,812)
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	3,681	(419)
Inventories	28,956	(32,964)	(18,098)
Prepaid expenses and other assets	1,757	1,744	(5,047)
Operating leases, net	7,709	2,159	1,396
Accounts payable	(33,609)	6,796	16,049
Accrued sales returns	(2,009)	(1,312)	1,157
Accrued compensation	(2,892)	(5,482)	6,255
Customer prepayments	(6,456)	4,601	(5)
Accrued rebates and allowances	(365)	(722)	5,580
Other accrued liabilities	3,816	5,047	3,398
Net cash provided by (used in) operating activities	(28,773)	(30,903)	81,257

Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired from acquisition, net of cash paid	3,660	—	—
Purchase of property and equipment	(35,376)	(53,938)	(27,878)
Investment in intangible assets	(2,785)	(3,121)	(11,261)
Net cash used in investing activities	(34,501)	(57,059)	(39,139)

Cash flows from financing activities:
Proceeds from term loan	—	—	45,000
Payments on related-party loan	—	—	(37,497)
Payments on term loan	(17,531)	(2,250)	(563)
Proceeds from revolving line of credit	—	55,000	—
Payments on revolving line of credit	(55,000)	—	—
Proceeds from stock offering	98,210	—	—
Payments for stock offering costs	(5,344)	—	—
Proceeds from exercise of warrants	—	116	46,359
Proceeds from exercise of stock options	166	1,418	2,007
Payments for debt issuance costs	(1,242)	—	(2,460)
Tax receivable agreement payments	(5,847)	(628)	—
Proceeds from InnoHold indemnification payment	—	4,142	—
Distributions to members	—	(1,175)	(5,487)
Net cash provided by financing activities	13,412	56,623	47,359
Net increase (decrease) in cash	(49,862)	(31,339)	89,477
Cash and cash equivalents, beginning of the year	91,616	122,955	33,478
Cash and cash equivalents, end of the year	$41,754	$91,616	$122,955

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$2,693	$999	$8,167
Cash paid during the year for income taxes	$303	$4,645	$2,060

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$4,162	$6,443	$3,305
Issuance of stock for acquisition	$26,106	$—	$—
Non-cash leasehold improvements	$—	$3,238	$5,147
Accrued distributions	$228	$401	$668
Tax receivable agreement liability	$—	$760	$137,314
Deferred income taxes	$—	$2,937	$165,676
Exercise of liability warrants	$—	$64,311	$252,796

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”) began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and is now omni-channel. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its e-commerce online channels, retail brick-and-mortar wholesale partners, Purple owned retail showrooms, and third-party online retailers.

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

On August 31, 2022, the Company acquired all the issued and outstanding stock of Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), in which Gelato Merger Sub, Inc., a wholly owned subsidiary of Purple Inc., merged with and into Intellibed, with Intellibed continuing as a wholly owned subsidiary of Purple Inc. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. For further discussion see Note 4 — Acquisition.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2022, Purple Inc. held 99.5% of the common units of Purple LLC and other Purple LLC Class B Unit holders held 0.5% of the common units in Purple LLC.

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

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2022, Purple Inc. had a 99.5% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. The holders of Class B Units held 0.5% of the economic interest in Purple LLC as of December 31, 2022. For further discussion see Note 16—Stockholders’ Equity.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income (loss), cash flows or stockholders’ equity. The change in operating leases, previously reflected as two line items within cash flows from operating activities, is now presented on a net basis as a single line item within the changes in operating assets and liabilities section of the consolidated statement of cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in a business combination, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s Tax Receivable Agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash, cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. At December 31, 2022, cash, cash equivalents and restricted cash included $1.7 million of restricted cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company. For further discussion regarding restricted cash, see Note 4 — Acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs. Management estimates the allowance for doubtful accounts based on delinquencies, aging trends, industry risk trends, historical experience and current trends. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for doubtful accounts at both December 31, 2022 and 2021 was not material.

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

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 17 years, as follows:

Years
Equipment	5 - 10
Furniture and fixtures	3 - 7
Office equipment	3 - 5
Leasehold improvements	1 - 17

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

The Company calculates the present value of future payments using its incremental borrowing rate when the discount rate implicit in the lease is not known. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determines the applicable incremental borrowing rate at the lease commencement date based on the rates of its secured borrowings, which is then adjusted for the appropriate lease term and risk premium. In determining the Company’s ROU assets and corresponding lease liabilities, the Company applies these incremental borrowing rates to the minimum lease payments within each lease agreement.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. When the Company completes an acquisition, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. If the Company obtains new information within the measurement period (up to one year from the acquisition date) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statement of operations.

In the event an acquisition involves an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss within the consolidated statement of operations to settle that relationship as of the acquisition date. Transaction costs associated with business combinations are expensed as incurred.

Goodwill

The Company accounts for goodwill in a business combination as the excess of the cost over the fair value of net assets acquired and is assigned to the reporting unit in which the acquired business will operate. The Company does not amortize goodwill but tests it for impairment each fiscal year or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a loss recognized in the amount equal to that excess.

Intangible Assets

Intangible assets include a customer relationship intangible associated with the Intellibed acquisition, developed technologies by Purple and Intellibed, trade names and trademarks, internal-use software, domain name costs, license fees and other patent and trademark related costs. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from two to 15 years.

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

Asset Impairment Charges

Definite-lived Intangible Assets – Definite-lived intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. Any identified impairment would result in an adjustment to the Company’s results of operations. There were no impairment charges realized on definite-lived intangible assets during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, an impairment charge of $0.6 million was recorded to write-off the unamortized portion of license costs related to a vendor supply and services agreement. For further discussion see Note 9—Intangible Assets.

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

Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021 or 2020.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which the fair value can be reasonably estimated are recorded, when incurred, as components of marketing and sales expenses in the accompanying consolidated statements of operations. Marketing and sales expense in 2022, 2021 and 2020 included $4.1 million, $2.7 million and $1.2 million, respectively, related to shared advertising costs that the Company incurred under its cooperative advertising programs to the extent the fair value of the distinct good or service were reasonably estimable.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $61.0 million, $149.8 million and $130.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue Recognition

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple owned retail showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer. This principle is achieved in the following steps:

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

Determine the transaction price. Payment for sale of products through the e-commerce online channel, Purple owned retail showrooms and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Payment by traditional wholesale customers is due under customary fixed payment terms. None of the Company’s contracts contain a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates, and other adjustments. The estimates of variable consideration are based on historical return experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Sales Returns

The Company’s policy provides customers up to 100-days to return a mattress, pet bed or pillow and up to 30-days to return all other products (except power bases) for a full refund. Estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded as a liability on the balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year. As of December 31, 2022 and 2021, $5.1 million and $7.1 million, respectively, were included as accrued sales returns in the accompanying consolidated balance sheets.

The Company had the following activity for sales returns:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	$7,116	$8,428	$7,271
Additions that reduced net revenue	35,479	45,561	50,504
Deduction from reserves for current year returns	(37,488)	(46,873)	(49,347)
Balance at end of period	$5,107	$7,116	$8,428

Warranty Liabilities

The Company provides a limited warranty on most of the products sold. The estimated warranty costs, which are expensed at the time of sale and included in cost of revenues, are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company expects the estimated warranty liability to continue to increase as the Company has not reached a full 10-years of history on its 10-year mattress warranty. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.  As of December 31, 2022 and 2021, $5.0 million and $3.9 million of warranty liabilities are included in other current liabilities and $15.7 million and $11.1 million of warranty liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets, respectively.

The Company had the following activity for warranty liabilities:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	$15,013	$8,397	$4,621
Additions charged to expense for current year sales	9,856	9,234	6,399
Deduction from reserves for current year claims	(4,125)	(2,618)	(2,623)
Balance at end of period	$20,744	$15,013	$8,397

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 11– Debt.

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

The Company accounts for its sponsor warrants in accordance with ASC 815, under which these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Since the sponsor warrants meet the definition of a derivative as contemplated in ASC 815, these warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820 with changes in fair value recognized in earnings in the period of change. The Company uses the Black-Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. At December 31, 2022, there were 1.9 million sponsor warrants outstanding. On February 3, 2023 all outstanding warrants expired.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash, cash equivalents and restricted cash, receivables, accounts payable, and the Company’s debt obligations. The carrying amounts of cash, cash equivalents and restricted cash, receivables and accounts payable approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s debt instruments are estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations.

The public warrant liabilities are Level 1 instruments as they use quoted market prices from an active market. The sponsor and incremental loan warrant liabilities are Level 3 instruments that use internal models to estimate fair value based on certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
(In thousands)	Level	2022	2021
Sponsor warrants	3	$—	$4,343

The 1.9 million sponsor warrants outstanding at December 31, 2022 had a negligible fair value.

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Sponsor Warrants	Incremental Loan Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2019	$7,689	$21,622	$29,311
Initial measurement	(1,275)	—	(1,275)
Fair value transfer to Level 1 measurement	(3,690)	(81,040)	(84,730)
Change in valuation inputs(1)	89,984	59,418	149,402
Fair value as of December 31, 2020	$92,708	$—	$92,708
Fair value transfer to Level 1 measurement	—	—	—
Fair value of warrants exercised	(64,311)	—	(64,311)
Change in valuation inputs(1)	(24,054)	—	(24,054)
Fair value as of December 31, 2021	$4,343	$—	$4,343
Fair value transfer to Level 1 measurement	—	—	—
Fair value of warrants exercised	—	—	—
Change in valuation inputs(1)	(4,343)	—	(4,343)
Fair value as of December 31, 2022	$—	$—	$—

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2022, 2021 and 2020, the Company granted stock options under the Company’s 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company recognizes forfeitures of stock option awards as they occur.

During 2022, 2021 and 2020, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Company’s Board for services performed. Since all of these awards vested immediately, stock-based compensation was recorded on the grant date using the publicly quoted closing price of the Company’s common stock on that date as fair value.

During 2022 and 2021, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. A portion of the restricted stock units granted included a market vesting condition. The estimated fair value of the restricted stock units that do not have the market vesting condition is recognized on a straight-line basis over the vesting period. The estimated fair value of the stock units that included a market vesting condition was measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporated the probability of vesting occurring. The estimated fair value of these awards is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on an omni-channel distribution strategy that allows the Company to offer a seamless shopping experience to its customers across multiple sales channels. The Company concluded its business operates in one operating segment as all of the Company’s sales channels are complementary and analyzed in the same manner. Also, the CODM reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance. Since the Company operates in one operating segment, all required financial segment information can be found throughout the consolidated financial statements. The Company’s chief executive officer has been identified as its CODM.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net income (loss) per share reflects the weighted-average number of common shares outstanding during the period used in the basic net income (loss) computation plus the effect of common stock equivalents that are dilutive. The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B common stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants, share-based payment awards and the vesting of unvested Class A common stock.

Restructuring Activities

In February and April 2022, because of lower-than-expected demand and higher labor and overhead costs that adversely affected our results of operations in the fourth quarter of 2021 and the first quarter of 2022, the Company completed a restructuring of its workforce to balance production, improve efficiencies and realign the Company’s cost structure to focus on quality of earnings in its current core business. As a result of the realignment and restructuring, the Company reduced employee headcount and recognized severance charges of $2.0 million during the year ended December 31, 2022.

In June 2022, the Company incurred a one-time separation fee of $3.1 million with a professional services provider for not continuing with their services. The fee was recorded as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

During 2022, the Company implemented additional cost reduction and efficiency efforts to improve costs, increase margins and ensure compliance with debt covenants. If the Company’s cash flows from operations or other sources of financing are less than anticipated, the Company believes it will be able to fund operating expenses and continue satisfying the conditions of its 2020 financing arrangement, as amended, based on its ability to scale back operations, reduce marketing spend, prepay term debt, use available liquidity under its revolving line of credit, and postpone or discontinue growth strategies. In addition, the Company may also consider restructuring its obligations with current creditors, pursue work-out options or seek additional funding sources including new debt or equity capital.

In December 2022, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission using the “shelf” registration process. As a result, the Company may offer and sell from time to time, in one or more series or issuances and on terms that the Company will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company does not currently have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. In February 2022, the Company entered into an amendment to its 2020 financing arrangement that changed the interest reference rate on its term loan and revolving line of credit from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The change to SOFR did not have a material impact on the Company’s consolidated financial statements – see Note 11—Debt for discussion of this amendment.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. This standard is to be applied utilizing a modified retrospective approach. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Underwritten Offering

In March 2022, the Company completed an underwritten offering of 16.1 million shares of Class A common stock, which included the underwriters exercising their over-allotment option in full to purchase an additional 2.1 million shares. The underwriters purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriters to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A, up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriters at a price of $6.10 per share. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $5.3 million, totaled $92.9 million.

4. Acquisition

On August 31, 2022, pursuant to the Merger Agreement, the Company acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. We believe that the addition of Intellibed will increase product offerings to customers, expand market opportunities, capitalize on synergies of the combined companies, and increase opportunities for innovation. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property licensed to Intellibed and more fully capitalize on growing demand for products with gel technologies.

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

The fair value of common stock issued at closing consisted of approximately 8.1 million shares of Class A common stock valued using the acquisition date closing price of $2.86. The fair value of common stock held in escrow consisted of 0.5 million shares of Class A common stock valued using the acquisition date closing price of $2.86. These shares are being held in escrow pending resolution of net working capital adjustments and certain indemnification matters, as described in the Merger Agreement.

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

The fair value of effective settlement of preexisting relationships includes $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income (expense), net in the consolidated statement of operations for the year ended December 31, 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation as of December 31, 2022.

The Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective preliminary estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed required management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and asset lives, among other items. While the Company used its best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. Due to the close proximity of the acquisition date to the Company’s reporting date, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of December 31, 2022, the Company had not finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, income tax provision, intangible assets and the residual amount allocated to goodwill. Consequently, during the measurement period, which could be up to one year from the acquisition date, the Company may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments will be reflected in the Company’s consolidated statement of operations.

Based upon the purchase price allocation, the following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Net tangible assets (liabilities):

Cash, cash equivalents and restricted cash	$4,206
Accounts receivable	5,024
Inventory	3,463
Other current assets	326
Property and equipment	7,000
Operating lease right-of-use assets	5,491
Other long-term assets	68
Accounts payable	(2,807)
Other current liabilities	(2,273)
Operating lease obligations	(4,373)
Deferred tax liabilities	(4,242)
Net tangible assets (liabilities)	11,883
Goodwill	4,897
Customer relationships	10,876
Developed technology	644
Net assets acquired and liabilities assumed	$28,300

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

The two identified definite lived intangible assets, comprised of customer relationships and developed technology, will be amortized over their estimated useful lives of ten and two years, respectively. The customer relationships intangible asset represents the estimated fair value of the underlying relationships with Intellibed customers, valued utilizing the multi-period excess earnings method. The developed technology intangible represents the fair value of Intellibed industry-specific cloud and mobile software and related technologies, valued using the cost to recreate method.

The cash, cash equivalents and restricted cash balance acquired includes $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company. The purpose of the escrow cash amount is to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities are less than estimated, any excess cash would be returned to the previous shareholders of Intellibed. If payments for these items exceed the escrow balance, the Company will be required to pay the excess. The Company recorded the $1.7 million of cash as an acquired restricted cash balance that is included in cash, cash equivalents and restricted cash in the consolidated balance sheet as of December 31, 2022. The Company also recorded an assumed liability totaling $1.3 million for the sales and use tax and state and local income tax liabilities exposure that is reflected in other current liabilities in the consolidated balance sheet as of December 31, 2022.

The Company has included the financial results of Intellibed in its consolidated financial statements from the date of acquisition and recorded net revenues and pre-tax income of $9.7 million and $1.6 million, respectively, for the period from August 31, 2022 through December 31, 2022. The transaction costs associated with the acquisition of $3.9 million were recorded as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

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

	Year Ended December 31,
	2022	2021
Net revenues	$606,230	$774,886
Net income (loss)	(83,323)	12,603

The unaudited pro forma amounts above include the following adjustments:

●	A decrease of operating expenses by $4.4 million during the year ended December 31, 2022, to eliminate costs directly related to the acquisition that do not have a continuing impact on operating results.

●	A decrease of operating expenses by $1.5 million during the year ended December 31, 2021 to eliminate litigation costs directly related to the lawsuit between the two Companies.

●	A decrease of operating expenses by $1.5 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively, to eliminate costs directly related to immediate restructuring that do not have a continuing impact on operating results.

●	An increase of operating expenses by $2.2 million and $1.8 million during the years ended December 31, 2022 and 2021, respectively, to reflect the additional depreciation and amortization expense related to the increase in property and equipment assets and definite lived intangible assets.

●	The combined pro forma results were tax effected using the Company’s effective tax rate for the respective periods.

5. Revenue from Contracts with Customers

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple owned retail showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer as described in Note 2 – Summary of Significant Accounting Policies.

Disaggregated Revenue

The Company classifies revenue into two categories: Direct-to-Consumer (“DTC”) and wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple owned retail showrooms channel that sells directly to consumers who purchase at a Company showroom location. The wholesale channel includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Years Ended December 31,
Channel	2022	2021	2020
DTC	$330,503	$474,217	$485,305
Wholesale	245,189	252,010	163,166
Revenues, net	$575,692	$726,227	$648,471

	Years Ended December 31,
Product	2022	2021	2020
Sleep products	$524,797	$664,484	$598,046
Other	50,895	61,743	50,425
Revenues, net	$575,692	$726,227	$648,471

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple owned retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.5 million and $10.9 million at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2021, 2020 and 2019, respectively.

6. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Raw materials	$31,803	$33,609
Work-in-process	2,261	4,023
Finished goods	40,476	63,419
Inventory obsolescence reserve	(1,343)	(2,361)
Inventories, net	$73,197	$98,690

7. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Equipment	$66,533	$58,094
Equipment in progress	19,099	19,840
Leasehold improvements	56,114	38,098
Furniture and fixtures	26,290	12,482
Office equipment	4,393	4,843
Total property and equipment	172,429	133,357
Accumulated depreciation	(35,756)	(20,743)
Property and equipment, net	$136,673	$112,614

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2022 or 2021. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.7 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively. There was no interest capitalized during 2020. Depreciation expense was $16.2 million, $9.2 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple owned retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple owned retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $1.0 million and $0.7 million as of December 31, 2022 and 2021, respectively.

The following table presents the Company’s lease costs (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease costs	$15,743	$8,910	$5,736
Variable lease costs	2,311	2,207	317
Short-term lease costs	11	224	34
Total lease costs	$18,065	$11,341	$6,087

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2022 (in thousands):

Year ended December 31,
2023 (a)	$18,332
2024	19,687
2025	19,638
2026	18,553
2027	18,813
Thereafter	69,282
Total operating lease payments	164,305
Less – lease payments representing interest	(34,998)
Present value of operating lease payments	$129,307

(a)	– Amount consists of $20.5 million of undiscounted cash flows offset by $2.2 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2023.

As of December 31, 2022 and 2021, the weighted-average remaining term of operating leases was 8.8 years and 10.7 years, respectively, and the weighted-average discount rate was 5.51% and 5.30%, respectively, for operating leases recognized on the consolidated balance sheet.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in present value of operating lease liabilities (b)	$9,003	$2,779	$1,732
ROU assets obtained in exchange for operating lease liabilities	38,599	31,567	17,216

(b)	– Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash ROU asset amortization and lease liability accretion.

The Company initially recorded $1.7 million for the present value of asset retirement obligations (ARO) to cover costs associated with the future restoration of two leased properties. During the years ended December 31, 2022 and 2021, the Company recorded accretion of the ARO liabilities totaling $0.4 million and $0.1 million, respectively. The Company recorded a minimal amount of accretion in 2020. The outstanding ARO liabilities totaled $2.1 million and $0.9 million at December 31, 2022 and 2021, respectively and are recorded as other long-term liabilities, net of current portion in the consolidated balance sheet.

9. Intangible Assets

The following table provides the components of intangible assets (in thousands, except useful life):

		As of December 31, 2022			As of December 31, 2021
	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
License agreement		$8,456	$—	$8,456	$8,456	$—	$8,456
Trademarks		30	—	30	30	—	30
Definite-lived amortizing:
Internet domain	15	900	(310)	590	900	(250)	650
License agreement	1	2,220	(2,220)	—	2,220	(2,220)	—
Customer relationships	10	10,876	(187)	10,689	—	—	—
Developed technology	2	644	(107)	537	—	—	—
Internal-use software	3	7,181	(1,262)	5,919	4,467	(399)	4,068
Intangible assets, net		$30,307	$(4,086)	$26,221	$16,073	$(2,869)	$13,204

On January 13, 2020, Purple LLC entered into a supply and services agreement with Responsive Surface Technology, LLC (“ReST”) whereby the Company acquired a license and made a prepayment for future products and services to be provided by the third party. The $4.0 million paid upon execution of the contract was allocated to a license for certain technologies ($2.2 million), inventory to be utilized by the third party in the production of goods ($0.8 million) and future professional services to be delivered by the third party ($1.0 million). On October 13, 2020, Purple LLC filed suit against ReST and its parent company for alleged violations under the contract. In response, ReST filed a counter lawsuit against Purple LLC. These lawsuits effectively ended any future performance under the contract. As a result, during the third quarter of fiscal 2020, the Company recorded as cost of revenues in its consolidated statement of operations an impairment charge of $0.6 million for unamortized license costs. The Company also recorded write-offs of $0.8 million, and $0.3 million for prepaid professional services and prepaid inventory, respectively. Refer to Note 14—Commitments and Contingencies —Legal Proceedings for additional information. There were no impairment charges related to intangible assets in 2021 or 2019.

Amortization expense for intangible assets was $1.2 million, $0.3 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years (in thousands):

Year ended December 31,
2023	$3,380
2024	4,398
2025	3,489
2026	2,824
2027	1,321
Thereafter	2,323
Total future amortization for definite-lived intangible assets	$17,735

10. Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Warranty accrual - current portion	$4,985	$3,914
Long-term debt and unamortized issuance costs - current portion	—	2,297
Insurance financing	1,010	1,043
Accrued sales tax liability assumed in acquisition	753	—
Accrued affiliate marketing	732	135
Tax Receivable Agreement Liability – current portion	269	5,847
Other	381	234
Total other current liabilities	$8,130	$13,470

11. Debt

Debt consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Term loan	$24,656	$42,188
Revolving line of credit	—	55,000
Less: unamortized debt issuance costs	(999)	(778)
Total debt	23,657	96,410
Current portion of debt and unamortized issuance costs	—	(2,297)
Debt, net of current portion	$23,657	$94,113

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

Pursuant to a Pledge and Security Agreement between Purple LLC, KeyBank and the Company (the “Security Agreement”), the 2020 Credit Agreement is secured by a perfected first-priority security interest in the assets of Purple LLC and the Company, including a security interest in all intellectual property. Also, the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the 2020 Credit Agreement. The Security Agreement contains a pledge, as security for the Company’s guaranty, of all its ownership interest in Purple LLC. The 2020 Credit Agreement also provides for standard events of default, such as for non-payment and failure to perform or observe covenants, and contains standard indemnifications benefiting the lenders.

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

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio were not tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus an applicable margin of 4.75%, for a total rate of 5.25% if the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio. The interest rate on the term loan was 8.98% at December 31, 2022. As of December 31, 2022, the Company was in compliance with all of the financial covenants related to the 2020 Credit Agreement, as amended.

Pursuant to the first amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.9 million that were recorded as debt issuance costs in the consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC, on behalf of its funds and managed accounts (individually “CCM” and collectively “Coliseum”) and its investment affiliates to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s Board without constituting an event of default. Coliseum is considered a related party of the Company in that Adam Gray, a member of our Board, serves as a managing partner of Coliseum. For further discussion see Note 15—Related Party Transactions—Coliseum Capital Management, LLC. Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt.

On May 13, 2022 and September 9, 2022, the Company entered into a third and fourth amendment, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and minimal expenses were recorded as general and administrative expense in the consolidated statement of operations.

On July 14, 2022, the Company received consent under the 2020 Credit Agreement allowing the Company’s acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. The Company incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the consolidated statement of operations.

In November 2021, the Company executed a $55.0 million draw on its revolving line of credit. On March 31, 2022, the Company used a portion of the net proceeds received from its March 2022 stock offering to repay in full the $55.0 million of principal outstanding on the revolving line of credit. As of December 31, 2022, there was no balance outstanding on the revolving credit facility.

In December 2022, the Company made a $15.0 million prepayment against the outstanding term loan without payment of a premium or penalty.

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. In accordance with this amendment, the Company repaid in full the $24.7 million outstanding balance of the term loan plus accrued interest and reduced the amount available under the revolving line of credit to $50.0 million. For further discussion see Note 22 — Subsequent Events. There are no amounts currently drawn on the revolver and the available amount to draw is the full $50 million. In order to draw any amounts on the revolver, the Company must be in compliance with the covenants outlined in the fifth amendment.

Interest expense under the 2020 Credit Agreement totaled $4.1 million, $2.4 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On January 28, 2019, Purple LLC entered into a First Amendment to the 2018 Credit Agreement (the “First Amendment”) whereby Purple LLC agreed to enter into the Amended and Restated Credit Agreement, under which two of the Lenders (“Incremental Lenders”) agreed to provide an incremental loan of $10.0 million (the “Incremental Loan”) such that the total amount of principal indebtedness provided to Purple LLC was increased to $35.0 million. Upon funding the $10.0 million Incremental Loan on February 26, 2019, the Company issued to the Incremental Lenders 2.6 million warrants (“Incremental Loan Warrants”) to purchase 2.6 million shares of the Company’s Class A common stock at a price of $5.74 per share, subject to certain adjustments.

On September 3, 2020, the Company paid $45.0 million to retire, in full, all indebtedness related to Purple LLC’s 2018 Credit Agreement and all its related amendments and agreements. The payment included $25.0 million for the Original Loan, $10.0 for the Incremental Loan, $6.6 million of paid-in-kind interest, $2.5 million for a prepayment fee and $0.9 million for accrued interest. The Company accounted for the pay-off of the 2018 Credit Agreement and all its subsequent agreements and amendments as an extinguishment of debt in accordance with ASC 470 - Debt. Accordingly, the Company recognized a $5.8 million loss in 2020 that consisted of $2.5 million in prepayment fees and $3.3 million in the recognition of related unamortized debt discount and debt issuance costs.

Interest expense under the 2018 Credit Agreement was $4.0 million for the year ended December 31, 2020.

As of December 31, 2022, the scheduled maturities of debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2022	$—
2023	—
2024	24,656
2025	—
2026	—
Thereafter	—
Total	$24,656

12. Warrant Liabilities

On February 26, 2019, the Incremental Lenders funded the $10.0 million Incremental Loan and received 2.6 million Incremental Loan Warrants to purchase 2.6 million shares of the Company’s Class A common stock at a price of $5.74 per share, subject to certain adjustments. In May 2020, Tony Pearce or Terry Pearce individually or together ceased to beneficially own at least 50% of the voting securities of the Company. As a result, the exercise price of the warrants was reduced to zero based on the formula established in the agreement. The Company accounted for the Incremental Loan Warrants as liabilities in accordance with ASC 480 - Distinguishing Liabilities from Equity and recorded them at fair value on the date of the transaction and subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings.

On November 9, 2020, the Company issued 2.6 million shares of Class A common stock pursuant to the exercise of all the warrants held by the Incremental Lenders. The Company determined the fair value of the Incremental Loan Warrants to be $81.0 million at the time of exercise compared to $21.6 million at the end of 2019. This increase in fair value of $59.4 million was recognized as a loss during the year ended December 31, 2020.

The fair value of the Incremental Loan Warrants on the date of the exercise was calculated using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model. The following are the assumptions used in calculating fair value:

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

In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million. During the year ended December 31, 2020, 15.5 million public warrants and 4.3 million sponsor warrants were exercised resulting in the issuance of 7.6 million shares of Class A common stock and cash proceeds to the Company of $46.4 million. At both December 31, 2022 and 2021, there were 1.9 million sponsor warrants outstanding. The five-year term associated with the sponsor warrants will expire on February 2, 2023. All of the public warrants were exercised during fiscal 2020.

The Company determined the fair value of the public warrants based on their public trading price. The Company determined the fair value of the sponsor warrants using a Black-Scholes model with the following assumptions:

	December 31,
	2022	2021	2020
Trading price of common stock on measurement date	$4.79	$13.27	$32.94
Exercise price	$5.75	$5.75	$5.75
Risk free interest rate	4.04%	0.39%	0.13%
Warrant life in years	0.1	1.1	2.1
Expected volatility	80.59%	73.78%	50.64%
Expected dividend yield	—	—	—

During the years ended December 31, 2022 and 2021, the Company recognized gains of $4.3 million and $24.1 million, respectively, in its consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods. During the year ended December 31, 2020, the Company recognized a loss of $240.7 million in its consolidated statement of operations related to increases in the fair value of the public and sponsor warrants exercised during the period or that were outstanding at the end of the period.

13. Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Warranty accrual	$20,744	$15,013
Asset retirement obligations	2,098	932
Other	19	30
Total	22,861	15,975
Less: current portion of warranty accrual	(4,985)	(3,914)
Other long-term liabilities, net of current portion	$17,876	$12,061

14. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the years ended December 31, 2021 and 2020, the Company paid $1.2 million and $5.5 million, respectively, in tax distributions under these agreements. There were no tax distributions paid during the year ended December 31, 2022. At December 31, 2022, the Company’s consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities. At December 31, 2021, the Company’s consolidated balance sheet had a $0.1 million net asset associated with these tax distributions due to overpayments.

Subscription Agreement and Preemptive Rights

In February 2018, in connection with the Business Combination, the Company entered into a subscription agreement with CCP and Blackwell, pursuant to which CCP and Blackwell agreed to purchase from the Company an aggregate of 4.0 million shares of Class A common stock at a purchase price of $10.00 per share (the “Coliseum Private Placement”). In connection with the Coliseum Private Placement, the Sponsor assigned (i) an aggregate of 1.3 million additional shares of Class A common stock to CCP and Blackwell and (ii) an aggregate of 3.3 million warrants to purchase 1.6 million shares of Class A common stock to CCP, Blackwell, and CDF. The subscription agreement provides CCP and Blackwell with preemptive rights with respect to future sales of the Company’s securities. It also provides them with a right of first refusal with respect to certain debt and preferred equity financings by the Company. The Company also entered into a registration rights agreement with CCP, Blackwell, and CDF, providing for the registration of the shares of Class A common stock issued and assigned to CCP and Blackwell in the Coliseum Private Placement, as well as the shares of Class A common stock underlying the warrants received by CCP, Blackwell and CDF. The Company has filed a registration statement with respect to such securities.

Rights of Securities Holders

The holders of certain warrants exercisable into Class A common stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering the warrants (and any shares of Class A common stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A common stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A common stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A common stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors.

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

Stockholder Rights Agreement

On September 25, 2022, with the authorization of the Board, a special committee of independent and disinterested directors of the Company (the “Special Committee”) approved the adoption of a limited-duration stockholder rights agreement (the “Rights Agreement”) with an expiration date of September 25, 2023. The Special Committee adopted the Rights Agreement in response to Coliseum’s substantial increase in ownership of the Company’s shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate an unsolicited and non-binding proposal from Coliseum to acquire the outstanding common stock of the Company not already beneficially owned by Coliseum (See Note 15—Related Party Transactions— Coliseum Capital Management, LLC). The Rights Agreement is intended to enable the Company’s shareholders to realize the full value of their investment and to guard against any attempts to gain control of the Company without paying all shareholders an appropriate control premium. The Rights Agreement applies equally to all current and future shareholders and does not deter any offer or preclude the Special Committee from considering an offer that is fair and otherwise in the best interest of the Company’s shareholders.

Upon adopting the Rights Agreement, 300,000 shares of the Company’s authorized shares of preferred stock, par value $0.0001 per share, were designated as Series A Junior Participating Preferred Shares (the “Preferred Shares”). In accordance with the Rights Agreement, on September 25, 2022, the Special Committee authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Class A common stock and Class B common stock to stockholders of record at the close of business on October 6, 2022. Upon the occurrence of certain triggering events, each Right entitles the holder to purchase from the Company one one-thousandth of a share of the newly designated Preferred Shares at an exercise price of $20.00, subject to certain adjustments. The Rights will be exercisable only if a person or group acquires beneficial ownership (including certain synthetic equity positions created by derivative securities) of 20% or more of the Company’s outstanding shares of common stock. Any person or group that beneficially owned more than the triggering percentage when the Board adopted the Rights Agreement may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Agreement.

If the Rights become exercisable, each holder of a Right (other than the acquiring person or group whose Rights will automatically become void) will have the right to receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the Right. Each Preferred Share, if issued, will not be redeemable, will entitle the holder, when, as and if declared, to quarterly dividend payments equal to the greater of $1,000 per share or 1,000 times the amount of all cash dividends plus 1,000 times the amount of non-cash dividends or other distributions paid on one share of common stock, will entitle the holder to receive $1,000 plus accrued and unpaid dividends per share upon liquidation, will have the same voting power as 1,000 shares of Class A common stock and, if shares of common stock are exchanged via merger, consolidation or a similar transaction, will entitle the holder thereof to a per share payment equal to the payment made on 1,000 shares of common stock.

The initial issuance of the Rights as a dividend will have no financial accounting or reporting impact. The fair value of the Rights will be nominal since the Rights are not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and will therefore not be accounted for as a long-term obligation.  Accordingly, unless the Rights become exercisable as discussed above, the Rights Agreement has no impact on the Company’s consolidated financial statements.

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

There were no Paired Securities exchanged for Class A common stock during the year ended December 31, 2022. During the year ended December 31, 2021, 0.1 million of Paired Securities were exchanged for shares of Class A common stock.

Maintenance of One-to-One Ratios.

The Third Purple LLC Agreement includes provisions intended to ensure that the Company at all times maintains a one-to-one ratio between (a) (i) the number of outstanding shares of Class A common stock and (ii) the number of Class A Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under our Rights Agreement, certain convertible or exchangeable securities issued under the Company’s equity compensation plan and certain equity securities issued pursuant to the Company’s equity compensation plan (other than a stock option plan) that are restricted or have not vested thereunder) and (b) (i) the number of other outstanding equity securities of the Company (including the warrants exercisable for shares of Class A common stock) and (ii) the number of corresponding outstanding equity securities of Purple LLC. These provisions are intended to result in non-controlling interest holders having a voting interest in the Company that is identical to their economic interest in Purple LLC.

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

Legal Proceedings

On September 9, 2019, Purple LLC filed a Statement of Claim against PerfectSense Home Inc. and PerfectSense Trading Co. Ltd. (collectively, “PerfectSense”) in the Federal Court of Canada. PerfectSense is a manufacturer and supplier of mattresses and related products. PerfectSense owns the domain name www.purplesleep.ca, which used to, but no longer, redirects to its website at www.perfectsense.ca. In addition to this, Purple LLC has alleged that PerfectSense has designed their mattresses with the same look as the Purple mattresses (white mattress top, purple stripe, and grey bottom); used many of the marketing elements on Purple’s website (including a similar “exploded view” image of their mattress); and adopted the color purple as their dominant marketing color. Purple LLC is suing for a declaration that PerfectSense has infringed Purple LLC’s copyright and trademark rights and committed the tort of passing off. Purple LLC is asking for injunctive relief, damages, an accounting of profits, interest, costs, and delivery up or destruction of the infringing products (including delivery up of the www.purplesleep.ca domain). After filing the statement of claim, Purple LLC posted $15,000 CAD as security for PerfectSense’s costs. PerfectSense brought a motion to strike that was resolved on consent. Pleadings are now closed, and the action is proceeding under case management. Counsel for the defendant was removed from the record at their own request by Court Order. The Court further ordered the defendant to either appoint counsel or file a motion to permit an officer or director to represent the defendant in legal proceedings. On November 6, 2020, the defendant informally requested that the Court permit Mr. Henderson, the CEO and shareholder of the defendant, to represent the defendant in the action until such time as a lawyer could be appointed. Purple opposed this informal request, and it was denied by the Court. After granting PerfectSense a final extension of time to either appoint counsel or file a motion to permit Mr. Henderson to represent the defendant, PerfectSense appointed new counsel. The parties engaged in litigation discovery, exchanged affidavits of documents and scheduled examinations for discovery. Shortly thereafter, discovery adjourned and continues to be stayed while the parties negotiate formal terms of settlement. PerfectSense has not responded to Purple’s repeated attempts to finalize the settlement. Purple LLC filed a motion to enforce a settlement agreement.  On September 13, 2022, the Court granted Purple’s motion to enforce the settlement agreement and deemed the action to be discontinued on a without costs basis. As part of the settlement, PerfectSense is required to: (a) change their mattress design so as not to resemble any of Purple’s mattress designs, (b) change their website design to move away from Purple’s product designs, (c) not register or use any domains that include the word “Purple”, and (d) delete a number of domains that PerfectSense had previously registered which included the word “Purple”. PerfectSense was given 30 days from the date of the Court Order to comply with these terms. Purple is continuing to monitor PerfectSense to ensure compliance with the settlement agreement. Now that the action has been discontinued, Purple has received a refund of the $15,000 CAD that was posted as security for PerfectSense’s costs paid out of court.

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. On August 1, 2022, USTR issued its remand results. On September 14, 2022, the plaintiffs submitted comments on the remand results. USTR filed their response to these comments on November 4, 2022. The plaintiffs filed a reply on December 5, 2022 and the court held a hearing on February 7, 2023. On March 17, 2023, the court issued a final opinion and order upholding the remand results. As a result, the duties will stay in place and no refunds will be issued. The courts order could be appealed to the U.S. Court of Appeals for the Federal Circuit.

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. ReST subsequently filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights they may have had to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Purple board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.  Currently, the parties are nearing the end of the fact discovery phase of the arbitration.  The parties have taken several depositions and engaged in written discovery.  The arbitration hearing is scheduled to begin on July 10, 2023.  Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this stage. However, Purple intends to vigorously pursue its claims and defend against the claims made by ReST.

On November 19, 2020, Purple LLC sued Intellibed in the U.S. District Court for the District of Utah for patent infringement, trademark infringement, trade secret misappropriation, and a number of related state law based claims. The principal allegations are that Intellibed has manufactured and sold unauthorized, infringing products under the Sleepy’s brand name owned by third-party Mattress Firm. Purple LLC also requested declaratory relief related to certain assignment terms of a license agreement in which Purple LLC is the licensor and Intellibed is the licensee. On December 14, 2020, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s complaint on the ground that these Counts fail to state a claim upon which relief can be granted. On December 15, 2020, Intellibed filed an Answer to Purple LLC’s complaint and also asserted against Purple LLC a total of eight counterclaims, including a number of declaratory judgment claims, breach of contract, and tortious interference claims. Intellibed’s main allegations are that its use of Purple LLC’s patents, trademark, and trade secrets in connection with Mattress Firm’s Sleepy’s products is authorized under the license agreement. On January 19, 2021, Purple LLC filed a motion to dismiss Intellibed’s fifth, sixth, seventh, and eighth counterclaims on the ground that these counterclaims fail to state a claim upon which relief can be granted. Briefing on Purple LLC’s partial motion to dismiss was completed on March 2, 2021. On January 19, 2021, Purple LLC also filed an Answer to Intellibed’s counterclaims, which were not subject to Purple LLC’s motion to dismiss. On January 27, 2021, Purple LLC filed a First Amended Complaint in response to Intellibed’s initial motion to dismiss. On February 10, 2021, Intellibed filed a motion to dismiss Counts I through XI of Purple LLC’s First Amended Complaint. Briefing on Intellibed’s partial motion to dismiss was completed on March 24, 2021. On September 28, 2021, the District Court dismissed Purple’s complaint without prejudice, and also dismissed ACTI’s counterclaim without prejudice, while the parties pursued dispute-resolution procedures set out in the license agreement.  On August 31, 2022, the Company acquired all of the issued and outstanding stock of Intellibed, as discussed above. In conjunction with the acquisition, the preexisting legal matter with Intellibed was effectively settled on the acquisition date. The fair value of the effective settlement of this legal matter was estimated to be a gain of $1.4 million, which was recorded by the Company as other income (expense), net in the consolidated statement of operations for year ended December 31, 2022. For additional information see Note 4—Acquisition.

On May 3, 2022, the Company filed a complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple’s website architecture and checkout process. The Company paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon have failed, the Company filed the aforementioned complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to Photon under the agreement. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple, and also advancing a vague claim for tortious interference. On August 31, 2022, the Company filed an amended complaint adding additional claims pertaining to Photon’s failure to deliver a point of sale system pursuant to the Master Professional Services Agreement. Through the lawsuit, the Company seeks reimbursement of amounts paid to Photon plus indemnity in the amount paid by Company to address Photon’s failures. In total, the Company seeks judgment against Photon in the amount of $4 million. The litigation is presently in its discovery phase. The Company intends to vigorously litigate its claims to resolution.

On August 5, 2022, Purple LLC filed a complaint with the U.S. International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple’s intellectual property rights related to pillow and seat cushion products.  The complaint alleges that the proposed Respondents are violating 19 U.S.C. § 1337 (“Section 337”) by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple design patent, infringe Purple trademarks, and/or infringe Purple utility patents. The complaint requests at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products that infringe any asserted Purple intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the proposed Respondents named in the complaint that infringe any asserted Purple intellectual property right; and (iii) Cease and Desist Orders against the proposed Respondents named in the complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers.  On September 6, 2022, the ITC instituted Investigation No. 337-TA-1328 in response to Purple LLC’s complaint.  The ITC Administrative Law Judge set a Procedural Schedule for the Investigation that includes an April 12–14, 2023, Evidentiary Hearing and an October 12, 2023, Target Date for completion of the Investigation.  Upon completion of fact discovery Purple voluntarily dismissed a number of Respondents with regard to the trade dress claims and all other Respondents have settled with regard to the patent infringement claims. No Respondents remain in the case and all that remains is motion practice to finalize the case and the final ruling to be handed down by the ITC.

On September 22, 2022, the Company filed an action in the U.S. District Court for the District of Utah styled Purple Innovation, LLC v. Bedmate-U Co., Ltd., against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”).  The complaint alleges that the Respondents have (a) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trade dress infringement; (b) infringed U.S. Trademark Registration No. 5,661,556; (c) infringed U.S. Trademark Registration No. 6,551,053; (d) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trademark infringement; (e) infringed U.S. Patent No. D909,092; (f) infringed U.S. Patent No. 10,772,445; (g) infringed U.S. Patent No. 10,863,837; (h) violated Utah Unfair Competition Act, Utah Code § 13-5a-101 et seq.; and/or (i) committed common law unfair competition.  The complaint seeks injunctive relief, compensatory damages, disgorgement of profits, punitive and exemplary damages, and attorneys’ fees and costs.  This action is in its initial stages. The Company intends to vigorously litigate its claims to resolution.

On December 16, 2022, Terry and Tony Pearce, Purple’s founders, filed a complaint against Purple Innovation Inc. in the Fourth Judicial District Court in the State of Utah. The Pearces allege that they each entered into employment agreements with Purple in February 2018. The Pearces contend that certain corporate transactions between May 2019 and June 2020 reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary between August 2020, when they retired from Purple, and December 2021. The Pearces calculate that they are each owed “no less than $500,000” in unpaid salary. In February 2023, Purple filed a motion to dismiss the Pearces’ claims in full. The Company maintains insurance to defend against claims of this nature and intends to do so vigorously.

On February 21, 2023, Coliseum filed a Complaint against the Company and several members of the Board in the Delaware Court of Chancery, captioned Coliseum Capital Management, LLC v. Anthos, Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023).  The complaint alleges that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfere with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders.  Coliseum is seeking: (1) declarations that the authorization of the PRPLS violated the Company’s charter and amounted to a breach of the named directors’ fiduciary duties; (2) a declaration that the PRPLS is invalid, unenforceable, and void; (3) unspecified damages resulting from the alleged breach of duties; and (4) an award of costs and expenses incurred in pursuing the action.  The parties have agreed to hold an expedited trial on Coliseum’s claims that will result in a resolution of the dispute before the Company’s 2023 annual meeting of stockholders.  The outcome of this litigation cannot be predicted at this early stage.  However, Purple intends to vigorously defend against the claims made by Coliseum.

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

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also the Lenders under the Amended and Restated Credit Agreement.

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum on behalf of certain investment funds and accounts to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum for $4.35 per share in cash. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. The Coliseum proposal was conditioned upon the transaction being (a) negotiated by, and subject to the approval of, Special Committee and (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of the shares of common stock not owned by Coliseum or other interested parties. The Special Committee was formed by the Board to determine the necessary actions to evaluate the Coliseum proposal and determine the course of action that is in the best interests of all the Company’s shareholders. The Board expressly granted the Special Committee the ability to decline the Coliseum proposal. In addition, the Special Committee adopted the Rights Agreement to have the time and flexibility necessary to evaluate the Coliseum offer and to prevent a change of control without payment of an adequate control premium. See Note 14—Commitments and Contingencies—Subscription Agreement and Preemptive Rights and Commitments and Contingencies —Stockholder Rights Agreement for further discussion. See Note 22—Subsequent Events— Coliseum for further discussion on events occurring subsequent to December 31, 2022.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein “EdiZONE”), an entity wholly owned by TNT Holdings, and InnoHold (collectively with TNT Holdings and EdiZONE the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of Purple LLC and retired from the Board in August 2020.

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $1.0 million, $0.9 million and $0.9 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the years ended December 31, 2022, 2021 and 2020, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 1, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease will remain in effect until September 30, 2023.

During the year ended December 31, 2021, certain current and former employees of Purple LLC who received distributions of Paired Securities from InnoHold exchanged 0.1 million of Paired Securities for Class A common stock. There were no such exchanges during the year ended December 31, 2022.

In connection with the Business Combination, to secure payment of a certain portion of specified post-closing indemnification rights of the Company under the Merger Agreement, 0.5 million shares of Class B common stock and 0.5 million Class B Units otherwise issuable to InnoHold as equity consideration were deposited in an escrow account for up to three years from the date of the Business Combination pursuant to a contingency escrow agreement. In September 2020, an amendment to the escrow agreement was signed whereby the 0.5 million shares of Class B Stock and 0.5 million Class B Units held in escrow were exchanged for $5.0 million. On February 3, 2021, the Company received $4.1 million from InnoHold as reimbursement for amounts that qualified for indemnification from the $5.0 million being held in escrow. The remaining $0.9 million in escrow was returned to InnoHold. The amount received from InnoHold was recorded as additional paid-in capital in the consolidated balance sheet.

During the year ended December 31, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.6 million in required tax distributions pursuant to the Third Purple LLC Agreement. There were no such payments made by Purple LLC during the year ended December 31, 2022.

16. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At December 31, 2022, 91.4 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee in compliance with the Second Purple LLC Agreement. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock.

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transferees and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at December 31, 2022 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On September 25, 2022 the Rights Agreement was adopted and 0.3 million shares of the Company’s preferred stock were designated as Series A Junior Participating Preferred Shares. See Note 14—Commitments and Contingencies—Stockholder Rights Agreement for further discussion regarding preferred stock. At December 31, 2022, there were no shares of preferred stock outstanding.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. Each of these warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant the terms of the warrant agreement. In accordance with the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of the Class A common stock. In no event will the Company be required to net cash settle any warrant. The warrants have a five-year term which will expire on February 2, 2023, or earlier upon redemption or liquidation.

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

In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million. There were no sponsor warrants exercised during 2022. At both December 31, 2022 and 2021, there were 1.9 million sponsor warrants outstanding.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At December 31, 2022 and 2021, the combined NCI percentage in Purple LLC was 0.5% and 0.7%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

17. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to Purple Innovation, Inc. – basic	$(89,689)	$4,031	$(236,867)
Less: Dilutive effect of change in fair value – warrant liabilities	—	(24,054)	—
Less: Net loss attributable to noncontrolling interest	—	(160)	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(89,689)	$(20,183)	$(236,867)
Denominator
Weighted average shares – basic	81,779	65,928	39,219
Add: Dilutive effect of warrants	—	920	—
Add: Dilutive effect of Class B shares	—	454	—
Weighted average shares – diluted	81,779	67,302	39,219
Net income (loss) per common share:
Basic	$(1.10)	$0.06	$(6.04)
Diluted	$(1.10)	$(0.30)	$(6.04)

For the year ended December 31, 2022, the Company excluded 3.5 million of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting, and 0.4 million of Paired Securities convertible into shares of Class A common stock as their effect was anti-dilutive. For the year ended December 31, 2021, the Company excluded 2.6 million shares of Class A common stock issuable upon conversion of certain stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive. For the year ended December 31, 2020, the Company excluded 0.1 million shares of issued Class A common stock subject to vesting, 6.5 million shares of Class A common stock issuable upon conversion of the Company’s warrants and options, and 0.5 million of Paired Securities convertible into shares of Class A common stock as the effect was anti-dilutive.

18. Equity Compensation Plans

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 4.1 million shares. As of December 31, 2022, 1.4 million shares remain available for issuance under the 2017 Incentive Plan. During the years ended December 31, 2022, 2021 and 2020, stock-based compensation associated with equity awards issued under the 2017 Incentive Plan totaled $3.4 million, $3.4 million and $2.2 million, respectively, while the related tax benefits recognized on these awards were $0.9 million, $1.7 million and $5.6 million, respectively.

Class A Common Stock Awards

In May 2022, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company issued 0.1 million shares of Class A common stock and recognized $0.6 million in expense during the year ended December 31, 2022, which represented the fair value of the stock awards on the grant date.

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

In 2020, the Company granted stock awards under the Company’s 2017 Equity Incentive Plan to independent directors on the Board and to the Board advisor and GPAC observer. The stock awards vested immediately and the Company recognized $0.5 million in expense during the year ended December 31, 2020, which represented the fair value of the stock awards on the grant date.

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

Employee Stock Options

In March and June 2022, the Company granted 0.5 million and 0.1 million stock options, respectively, under the 2017 Equity Incentive Plan to its chief executive officer at an exercise price of $6.82 per option. The stock options expire in five years and vest over a three-year period. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the stock options granted in March 2022 because of annual limits set forth in the 2017 Equity Incentive Plan. The Company determined the fair value of the net award of 0.2 million stock options to be $0.4 million which will be expensed on a straight-line basis over the vesting period.

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

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2022, 2021 and 2020 using the Black-Scholes method:

	Year Ended December 31,
	2022	2021	2020
Fair market value	$2.02	$8.71	$6.93
Risk free rate	2.67%	0.58%	0.25%
Dividend yield	—	—	—
Expected volatility	54.22%	52.43%	50.34%
Expected term in years	3.45	3.55	3.41

In December 2021, 0.6 million of vested stock options related to the former Chief Executive Officer had the post-termination exercise period extended from 90 days to 352 days upon his resignation and departure from the Company. The $0.5 million of additional cost associated with this modification was recorded as stock-based compensation expense in the 2021 consolidated statement of operations.

The following table summarizes the Company’s total stock option activity for the years ended December 31, 2022, 2021 and 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of December 31, 2019	2,136	$6.95	4.3	$3,752
Granted	488	16.26	—	—
Exercised	(281)	7.68	—	—
Forfeited/expired	(109)	10.80	—	—
Options outstanding as of December 31, 2020	2,234	8.71	3.5	54,133
Granted	234	24.85	—	—
Exercised	(171)	8.26	—	—
Forfeited/expired	(745)	14.02	—	—
Options outstanding as of December 31, 2021	1,552	8.65	1.9	8,667
Granted	594	6.82	—	—
Exercised	(20)	8.32	—	—
Forfeited/expired	(1,307)	7.80	—	—
Options outstanding as of December 31, 2022	819	8.68	2.3	—

Outstanding and exercisable stock options as of December 31, 2022 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	194	1.3	152	1.3	$—
6.65	173	1.4	181	1.4	—
6.82	205	4.3	—	—	—
7.99	19	1.9	17	1.9	—
8.32	108	1.5	86	1.5	—
13.12	85	2.3	59	2.2	—
32.28	35	3.2	17	3.2	—
	819	2.3	512	1.5	$—

The following table summarizes the Company’s unvested stock option activity for the years ended December 31, 2022, 2021 and 2020:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2019	1,979	$1.75
Granted	488	6.93
Vested	(790)	1.82
Forfeited	(109)	3.65
Nonvested options as of December 31, 2020	1,568	3.20
Granted	234	8.71
Vested	(641)	2.97
Forfeited	(745)	4.90
Nonvested options as of December 31, 2021	416	3.60
Granted	594	2.31
Vested	(217)	3.09
Forfeited	(486)	2.73
Nonvested options as of December 31, 2022	307	$2.84

The Company recognized $0.7 million, $2.1 million and $1.3 million in stock-based compensation expense related to stock options during the years ended December 31, 2022, 2021 and 2020, respectively.

For stock options outstanding as of December 31, 2022, there was $0.7 million of total unrecognized stock compensation cost with a remaining recognition period of 1.8 years. As of December 31, 2021, there was $1.3 million of total unrecognized stock compensation cost with a remaining recognition period of 1.6 years.

Cash received from the exercise of stock options was $0.2 million, $1.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit associated with the exercise of stock options was $0.4 million, $1.6 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Restricted Stock Units

In March and June 2022, the Company granted 0.5 million and 0.1 million restricted stock units, respectively, under the 2017 Equity Incentive Plan to the Company’s chief executive officer. These restricted stock awards had a grant date fair value of $6.32 and $4.81 per share, respectively. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the restricted stock units granted in March 2022 because of annual limits set forth in the 2017 Equity Incentive Plan. The Company determined the fair value of the net award of 0.2 million restricted stock units to be $1.2 million which will be expensed on a straight-line basis over the vesting period.

During 2022, the Company granted 1.1 million restricted stock units under the 2017 Equity Incentive Plan to certain management of the Company. Approximately one-half of these restricted stock unit grants included a market vesting condition. In 2021, the Company granted 0.2 million of restricted stock units under the Company’s 2017 Equity Incentive Plan to certain management of the Company. Approximately one-third of these restricted stock unit grants included a market vesting condition. The restricted stock awards granted in 2022 and 2021 that did not have a market vesting condition had a weighted average grant date fair value of $5.53 and $19.25 per share, respectively. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The restricted stock awards granted in 2022 and 2021 that did have a market vesting condition had a weighted average grant date fair value of $3.71 and $16.28 per share, respectively. For these awards, the estimated fair value was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair of these awards using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

	Years Ended December 31,
	2022	2021
Trading price of common stock on measurement date	$5.33	$24.88
Risk free interest rate	2.89%	0.43%
Expected life in years	2.9	2.7
Expected volatility	85.1%	77.0%
Expected dividend yield	—	—

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2022 and 2021:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of December 31, 2020	—	$—
Granted	177	18.18
Vested	—	—
Forfeited	(12)	22.96
Nonvested restricted stock units as of December 31, 2021	165	17.84
Granted	1,257	4.72
Vested	(43)	16.90
Forfeited	(144)	9.72
Nonvested restricted stock units as of December 31, 2022	1,235	$5.47

The Company recorded restricted stock unit expense of $2.1 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively. There was no restricted stock unit expense recorded in 2020.

For restricted stock units outstanding as of December 31, 2022, there was $4.9 million of total unrecognized stock compensation cost with a remaining recognition period of 2.2 years. As of December 31, 2021, there was $2.4 million of total unrecognized stock compensation cost with a remaining recognition period of 1.9 years.

Aggregate Non-Cash Stock Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period. The table below summarizes the aggregate non-cash stock compensation recognized in the statement of operations for stock awards, employee stock options and the distribution by InnoHold of Paired Securities (in thousands).

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$305	$303	$169
Marketing and sales	863	541	302
General and administrative	2,033	2,472	1,353
Research and development	165	50	361
Total non-cash stock compensation	$3,366	$3,366	$2,185

19. Employee Retirement Plan

In 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $3.6 million, $3.2 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

20. Concentrations

The Company had the following revenues by product (in thousands):

	Years Ended December 31,
	2022	2021	2020
Sleep products	$524,797	$664,484	$598,046
Other	50,895	61,743	50,425
Total revenue, net	$575,692	$726,227	$648,471

The following disaggregates net revenues by geographic region (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$566,418	$710,204	$642,718
International	9,274	16,023	5,753
Total revenue, net	$575,692	$726,227	$648,471

The Company had one individual customer that accounted for approximately 52% and 41% of accounts receivable at December 31, 2022 and 2021, respectively, and approximately 15%, 15% and 15% of net revenue during the years ended December 31, 2022, 2021 and 2020, respectively.

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

21. Income Taxes

The Company’s income (loss) before income taxes of $122.9 million, $2.7 million and $(273.5) million during the years ended December 31, 2022, 2021 and 2020, respectively, consisted entirely of income earned in the United States.

Income tax (benefit) expense for the years ended December 31, 2022, 2021 and 2020 consist of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(1,029)	$1,692	$1,112
State	345	699	951
Total current	(684)	2,391	2,063
Deferred:
Federal	168,936	(6,436)	(35,747)
State	44,612	2,828	(10,065)
Total deferred	213,548	(3,608)	(45,812)
Income tax (benefit) expense	$212,864	$(1,217)	$(43,749)

Income tax (benefit) expense differs from the amount computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Tax benefit at Federal statutory rate	$25,817	$557	$(57,441)
State income tax provision (benefit), net of federal benefit	293	(771)	499
Noncontrolling interest	56	(420)	(117)
Tax receivable agreement liability	(34,014)	(843)	(1,518)
Change in fair value – warrant liabilities	(912)	(5,051)	50,537
Change in valuation allowance	189,035	—	(35,531)
Remeasurement due to rate change	2,527	3,287	40
Research and development tax credits	(1,763)
Remeasurement of investment in Purple LLC	29,834	1,834	—
Nondeductible compensation	—	531	—
Stock-based compensation	2.303	(330)	—
Other	(312)	(11)	(218)
Income tax (benefit) expense	$212,864	$(1,217)	$(43,749)

Deferred income taxes at December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Basis difference in Purple LLC investment	$130,298	$203,393
Tax over book basis in capital contributions	100,413	69,859
Start-up costs	449	478
Stock-based compensation	874	722
Interest carryforwards	1,573	548
Research and development tax credits	1,389	—
Charitable contribution carryforwards	77	—
Net operating losses	32,681	12,650
Total net deferred income tax asset	267,754	287,650
Less: Valuation allowance	(267,754)	(69,859)
Net deferred income tax asset	$—	$217,791

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting expected tax are tax exempt income from the Tax Receivable Agreement, remeasurement of the deferred taxes associated with the investment in Purple LLC, and the impact of recording a valuation allowance.

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

At December 31, 2021, the Company did not record a valuation allowance on its deferred tax assets except for the tax over book basis in capital contributions, which was determined to not be realizable. During 2022, the Company entered into a three-year cumulative loss position and determined that it would not be able to generate sufficient taxable income to utilize its deferred tax assets. Based on this and other negative evidence, the Company concluded it was more likely than not that its deferred tax assets would not be realized and that a full valuation allowance for its deferred tax assets was required. As a result, $176.9 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was recorded along with an income tax expense in 2022.

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

During 2022, the Company concluded it was more likely than not that its deferred tax assets would not be realized and a full valuation allowance for its deferred tax assets was required and has determined the Tax Receivable Agreement liability is not probable and therefore has not recorded a tax receivable liability. As a result, the Company correspondingly reduced its tax receivable agreement liability to zero and the Company recognized tax receivable agreement income of $162.0 million in the Company’s consolidated statement of operations for the year ended December 31, 2022.

The estimation of liability under the Tax Receivable Agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As a result of the initial merger transaction, the subsequent exchanges of 43.6 million Class B Units for Class A common stock as of December 31, 2022 and changes in estimates relating to the expected tax benefits associated with the liability under the agreement, the potential future Tax Receivable Agreement liability was $0.3 million, of which $168.1 million was recorded in the year ended December 31, 2021, offset by a $167.8 million reduction recorded in 2022. The $167.8 million reduction in the 2022 Tax Receivable Agreement liability reflected $162.0 million that was recorded as Tax Receivable Agreement income coupled with a payment of $5.8 million made during the year.

As of December 31, 2022, the Company estimated that if all the remaining 0.4 million Class B units were redeemed for shares of our Class A common stock, the Tax Receivable Agreement liability would be approximately $168.8 million. If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), we could be required to make an immediate lump-sum payment under the terms of the Tax Receivable Agreement. Management currently estimates the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $108.5 million, discounted. This potential early termination payment can be significantly impacted by the discounted interest rate at the time of termination.

The Company estimates federal net operating loss (“NOL”) carryforwards will be approximately $26.3 million as of December 31, 2022, of which $25.9 million do not have an expiration date and $0.5 million expire in 2037. The Company also had approximately $6.3 million of NOL carryforwards to reduce future state taxable income at December 31, 2022, which have various carryforward periods and begin to expire in 2026, if unused. Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2022, we have not completed a Section 382 analysis and an ownership change may have occurred.  There may be significant annual limitations on the NOLs and other tax attributes. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation.

The Company estimates federal research and development (“R&D”) tax credit carryforwards will be approximately $0.9 million as of December 31, 2022, which expire in 2042, if unused. The Company also had approximately $0.7 million of state tax credit carryforwards to reduce future state tax liability at December 31, 2022, which have various carryforward periods and begin to expire in 2033, if unused.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of December 31, 2022 and 2021, no material uncertain tax positions were recognized as liabilities in the consolidated financial statements.

The Company remains subject to income tax examinations for its U.S. federal income taxes for 2016 through 2022. The Company also remains subject to income tax examinations for U.S. state and local income taxes generally for 2016 through 2022.

22. Subsequent Events

Tax Receivable Agreement Payments

On January 17, 2023, the Company paid InnoHold $0.3 million pursuant to the terms of the Tax Receivable Agreement. This amount was included with other current liabilities in the accompanying consolidated balance sheet as of December 31, 2022.

Expiration of Sponsor Warrants

On February 2, 2023, the 1.9 million sponsor warrants outstanding at December 31, 2022 expired per the terms of the agreement. Each of these warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share). The sponsor warrants had no fair value on the date of expiration.

Underwritten Offering

On February 13, 2023, the Company completed an underwritten offering of 13.4 million shares of Class A common stock. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $3.3 million, totaled $57.0 million.

Credit Agreement Amendment

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. In accordance with this amendment, the Company repaid in full the $24.7 million outstanding balance of the term loan plus accrued interest. The amendment also provides that the maximum leverage ratio covenant will not be tested for the first and second quarters of 2023 and revises the ratio to 4.50x for the third quarter of 2023 and 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first and second quarters of 2023 and revised to 1.50x for the third and fourth quarters of 2023, and 2.00x for all quarters thereafter. The amendment will also revise the lease incurrence test which will allow us to incur ten new showroom leases for stores that will open in 2023 and six new leases for stores that will open in 2024. Moreover, beginning in the fourth quarter of 2023, we will be allowed to begin incurring leases for stores that will open in 2024, subject to leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment will also provide certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment also modified the definition of consolidated EBITDA to allow for nonrecurring/one-time and non-cash expenses and certain other expenses that are cash capped. In addition, for purposes of the definition of consolidated EBITDA, annual non-recurring and unusual out-of-pocket legal expenses will be capped at $5.0 million for 2023 and $2.0 million per year thereafter. The amendment also (i) reduced the amount available under the revolving line of credit to $50.0 million, (ii) provides that the maturity date of the 2020 Credit Agreement will spring forward to June 30, 2024 if our consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduce limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revises the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, we incurred fees and expenses of $2.7 million that will be recorded as debt issuance costs. The amendment will be accounted for as an extinguishment of debt and approximately $1.1 million of unamortized debt issuance costs will be expensed. There are no amounts currently drawn on the revolver and the available amount to draw is the full $50 million. In order to draw any amounts on the revolver, the Company must be in compliance with the covenants outlined in the fifth amendment.

Coliseum

On January 12, 2023, the Company issued a press release stating the Special Committee had rejected Coliseum’s unsolicited proposal.

On January 13, 2023, Coliseum submitted a letter to the chairman of the Board setting forth a cooperation proposal (the “Cooperation Proposal”). On January 16, 2023, the Special Committee responded to the Cooperation Proposal.

On January 17, 2023, Coliseum filed a Schedule 13D/A with the SEC indicating that, in the absence of an agreement, Coliseum intended to nominate a slate of directors for election at the 2023 annual meeting of the stockholders of the Company, which slate would constitute a majority of the Board. On January 19, 2023, the Special Committee issued a press release stating the position of the Special Committee with respect to the Coliseum proposal.

On February 13, 2023, Coliseum submitted a notice of its intention to nominate four persons to the Board, replacing four of the seven member Board and retaining only Mr. DeMartini, the Company’s Chief Executive Officer, Mr. Gray, CCM’s manager, and one of the existing non-executive directors. In response, on February 13, 2023, the Company issued a press release expressing the Special Committee’s response and position with respect to Coliseum’s proposal.

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of Purple common stock (“Common Stock”) owned by Purple’s shareholders. Each PRPLS votes together with the Common Stock in the election of directors, and related matters, and carries 10,000 votes each. Holders of PRPLS will be entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders can allocate all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which trade with the Common Stock. Any new issuance of Common Stock will automatically include a proportionate number of PRPLS. The PRPLS are redeemable at any time by an affirmative vote of two-thirds of the members of the Board. PRPLS do not have any dividend rights and will be entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the Common Stock but will not otherwise participate in any liquidating distributions. On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery to invalidate Purple’s issued PRPLS, alleging that the issuance deprived Purple stockholders of a fair and democratic election of directors at the Company’s 2023 Annual Meeting and other related allegations.

On February 21, 2023, Coliseum filed a Complaint against the Company and several members of the Board in the Delaware Court of Chancery, captioned Coliseum Capital Management, LLC v. Anthos, Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023).  The complaint alleges that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfere with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders.  Coliseum is seeking: (1) declarations that the authorization of the PRPLS violated the Company’s charter and amounted to a breach of the named directors’ fiduciary duties; (2) a declaration that the PRPLS is invalid, unenforceable, and void; (3) unspecified damages resulting from the alleged breach of duties; and (4) an award of costs and expenses incurred in pursuing the action.  The parties have agreed to hold an expedited trial on Coliseum’s claims that will result in a resolution of the dispute before the Company’s 2023 annual meeting of stockholders.  The outcome of this litigation cannot be predicted at this early stage.  However, Purple intends to vigorously defend against the claims made by Coliseum.

On March 9, 2023, the Special Committee offered Coliseum a settlement proposal that included the following provisions, (i) Coliseum would have the right to identify three of the six non-management members of a seven-member board, (ii) the other three non-management seats would be filled by two existing independent directors and a new director who is a significant shareholder. In addition to Dawn Zier, who already announced her intention not to stand for election at the 2023 Annual Meeting due to other commitments, two other current directors would retire at or before the 2023 Annual Meeting, (iii) Coliseum managing partner Adam Gray would become Chairman of the Board, (iv) the Special Committee would name one of the existing incumbent independent directors as Lead Independent Director, and (v) Coliseum would commit to customary standstill provisions to provide stability for the Company for approximately 18 months. On March 16, 2023, the Special Committee announced that Coliseum has rejected the settlement proposal.

Silicon Valley Bank

On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank (“SVB”) had been closed by the California Department of Financial Protection and Innovation. We have cash accounts, credit card processing and a borrowing relationship with SVB, At the time of the closure we had cash and cash equivalents of approximately $4.2 million deposited with them. SVB is also one of the Institutional Lenders under the 2020 Credit Agreement, with $7.25 million of the $50.0 million revolving line of credit being made available through that bank. We currently have access to all of our funds and accounts at SVB.

Amended Grant Agreements

On March 15, 2023, the Company and Robert T. DeMartini, the Company’s Chief Executive Officer, entered into amended and restated grant agreements relating to restricted stock units and stock options granted to Mr. DeMartini in March 2022 and June 2022, revising the vesting schedule of the awards included in each grant. The amended and restated grant agreements provide that 0.33 million of the restricted stock units and stock options will vest in full on March 25, 2023 and 0.33 million of the restricted stock units and stock options and conditionally granted restricted units and stock options, conditioned on shareholder approval of the Company’s proposed amendments to Section 5(f) of the Plan ,will vest on March 25, 2024. The amendments also provide that the remaining 0.33 million conditionally granted restricted stock units and stock options will vest in full on March 25, 2025. The amendments will result in an acceleration of approximately $0.8 million of stock-based compensation expense recognized by the Company into the first quarter of 2023 from other future periods over the previous vesting period.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 22, 2023	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert T. DeMartini and Bennett L. Nussbaum, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert T. DeMartini	Chief Executive Officer and Director	March 22, 2023
Robert T. DeMartini	(Principal Executive Officer)

/s/ Bennett L. Nussbaum	Interim Chief Financial Officer	March 22, 2023
Bennett L. Nussbaum	(Principal Financial Officer)

/s/ George T. Ulrich	Vice President, Accounting and Financial Reporting	March 22, 2023
George T. Ulrich	(Principal Accounting Officer)

/s/ Paul J. Zepf	Chairman of the Board of Directors	March 22, 2023
Paul J. Zepf

/s/ Pano T. Anthos	Director	March 22, 2023
Pano T. Anthos

/s/ Gary T. DiCamillo	Director	March 22, 2023
Gary T. DiCamillo

/s/ Adam L. Gray	Director	March 22, 2023
Adam L. Gray

/s/ Claudia Hollingsworth	Director	March 22, 2023
Claudia Hollingsworth

/s/ Dawn M. Zier	Director	March 22, 2023
Dawn M. Zier