Form 10-K/A
period 2022-12-31
Purple Innovation, Inc.
filed 2023-05-01
CIK 1643953

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

As of April 26, 2023, there were 105,045,014 shares of Class A common stock, par value $0.0001 per share, and 448,279 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 of Part III of this Form 10-K/A incorporates by reference certain information with respect to executive officers of the Company as set forth under the heading “Information About Our Executive Officers” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 22, 2023.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, LLP	Salt Lake City, Utah	243

EXPLANATORY NOTE

Purple Innovation, Inc. (the “Company,” “Purple,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2023, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the name, age as of the date hereof, business experience and other qualifications of each of our eight current directors and one director nominee, listed in alphabetical order.

Name	Age	Title
S. Hoby Darling(1)	47	Director
Robert T. DeMartini	61	Director, Chief Executive Officer
Gary T. DiCamillo	72	Director
Adam L. Gray	57	Director
Claudia Hollingsworth	63	Director
R. Carter Pate(1)	68	Director
Erika Serow(1)	49	Director
Dawn M. Zier(2)	58	Director

(1)

Mr. Darling, Mr. Pate, and Ms. Serow were appointed to the Board pursuant to the terms of the Cooperation Agreement (as defined below). Additional information regarding the Cooperation Agreement is described below under the caption “Board of Directors” of this Form 10-K.

(2)	On February 9, 2023, Ms. Zier notified the Company that she will not stand for re-election at the 2023 Annual Meeting (as defined below).

Board Skills and Experience Matrix

	Darling	DeMartini	DiCamillo	Gray	Hollingsworth	Pate	Serow	Zier
EXPERIENCE & FUNCTIONAL EXPERTISE
Public Company Executive Leadership	X	X	X		X	X	X	X
Public Company Board	X	X	X	X	X	X	X	X
Operations	X	X	X	X	X	X	X	X
Consumer Marketing/Brand	X	X	X	X	X	X	X	X
Digital/Ecomm	X	X	X		X		X	X
Sales & Retail Management		X	X	X	X	X	X	X
Manufacturing, Supply Chain & Logistics		X	X	X	X	X
Product Development	X	X	X	X	X	X	X	X
Technology and Engineering	X		X			X
Finance, Accounting, P&L Management	X	X	X	X	X	X	X	X
International/Global	X	X	X	X	X	X	X	X
M&A/Integration	X	X	X	X	X	X	X	X
Human Capital/Culture Management	X	X	X		X	X	X	X
Diversity, Equity and Inclusion		X			X	X		X
Risk and Crisis Management	X	X	X	X	X	X	X	X
Cyber Security Risks					X	X
Sustainability/ESG								X

S. Hoby Darling was appointed to our Board on April 27, 2023. Mr. Darling has most recently held several executive roles at Logitech International (NASDAQ: LOGI) since 2017, including being a member of the Logitech Global Leadership Team, Head of Logitech’s Sports & Human Performance Division, and Co-Founder and Managing Partner of Logitech subsidiary Liminal Collective. He served as Chief Executive Officer and as a director of Skullcandy, Inc. (NASDAQ: SKUL), a leading consumer audio and technology company, from 2013 until the sale of Skullcandy, Inc. in 2016. Prior to 2013, Mr. Darling held several roles at Nike, Inc. (NYSE: NKE), including as Global General Manager of Nike+ Digital Sport and as Head of Strategy and Planning for Nike Affiliates. Prior to Nike, he served as Senior Vice President, Strategic Development and General Counsel, at Volcom, Inc. (NASDAQ: VLCM), a leading manufacturer and marketer of consumer lifestyle products, from prior to its initial public offering and through its sale and integration with Kering Group. Mr. Darling began his career as a corporate attorney at the global law firm of Latham & Watkins LLP. Mr. Darling has served on the board of directors of Youth Enrichment Brands since 2020 and served on the board of directors of Pedego Electric Bikes since 2022. Mr. Darling received a joint MBA degree from the University of California at Berkeley Haas School of Business and Columbia University, a Juris Doctorate from Northwestern University and a Bachelor of Arts degree from Western Washington University. He is well-qualified to serve on our Board due to his extensive operational and management background.

Robert T. DeMartini served as a director of the Company and as our Acting Chief Executive Officer from December 13, 2021 to February 28, 2022, and has served as our permanent Chief Executive Officer and director since March 1, 2022. Prior to joining the Company, he served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007 Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the boards of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, both private companies, and formerly served on the boards of American Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University. He is well-qualified to serve on our Board due to his extensive operational and management background.

Gary T. DiCamillo served as one of GPAC’s directors since GPAC’s initial public offering and has continued to serve as a director of the Company following the Business Combination. From June 2017 until January 2020, he served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading livestock and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint Advisors, LLC, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that he was the former president and chief executive officer of Advantage Resourcing (formerly known as RADIA International), a group of privately held technical, professional, and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1996 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1996 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo was elected as a director of Whirlpool Corporation (NYSE:WHR) in 1997 and served until 2023 during which time he also served as chairman of its audit committee from April 2013 to April 2017. He also served as a board member of The Sheridan Group, Inc., a digital and analog printing company, from May 1989 until February 2017; a board member of Pella Corp., a window and door manufacturer, from 1993 until 2007, then again from 2010 until 2018, where he had chaired the compensation committee from May 2015 to February 2018; a board member of Berkshire Manufactured Products Corp., a manufacturer of aircraft engine parts, from February 2011 to September 2015, where he chaired the audit committee from May 2012 to September 2015; a board member of Universal Trailer Corp., a manufacturer of horse, livestock and cargo trailers for farm, recreational, and commercial markets, from March 2011 to January 2020 and a board member of EmployBridge Holding Company, a commercial and specialty contract staffing company, from May 2014 to August 2016, where he has chaired the compensation committee. He serves on the boards of trustees at Rensselaer Polytechnic Institute, the Museum of Science in Boston and Spoleto Festival USA and previously served as a board member of the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute. He is well-qualified to serve on our Board due to his extensive operational, financial and management background.

Adam L. Gray was appointed to our Board immediately following the closing of the Business Combination. Mr. Gray is a managing partner and co-founder of Coliseum Capital Management, LLC (together with its affiliates and its associates, “Coliseum”), a private firm that makes long-term investments in both public and private companies. Mr. Gray has served on the board of directors of NFI Group, Inc. since March 2012, and the board of directors of Blue Bird Corporation since December 2021. Mr. Gray previously served on the board of directors of the Pas Group Limited from February 2016 until January 2020 (including as its non-executive Chairman since August 2017), Redflex Holdings Limited from December 2013 until June 2021 (including as its non-executive Chairman since February 2014), Blue Bird Corporation from February 2015 until September 2017, DEI Holdings, Inc. from February 2009 until June 2011, and Benihana Inc. from September 2010 until August 2012. Prior to co-founding Coliseum, Mr. Gray served as Executive Vice President, Strategic Projects and Capital Management at Burger King Corp, held several executive positions with the Metromedia Restaurant Group, and worked at Kluge & Co. and Morgan Stanley. Mr. Gray holds both a BSE in Finance from the Wharton School of Business and a Bachelor of Science degree in Mechanical Engineering from the School of Engineering & Applied Science at the University of Pennsylvania. He is well-qualified to serve on our Board due to his extensive operational, financial and management background.

Claudia Hollingsworth was appointed to our Board immediately following the closing of the Business Combination. Ms. Hollingsworth has thirty years of experience in consumer products, having managed manufacturers, wholesalers and multi-channel retail businesses. Since November 2016, she has served as Chief Executive Officer of i2CEO, a c-level consulting company. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry, multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth served as Chief Executive Officer of i2CEO. Prior to that, she served as president of H.D. Buttercup from July 2007 to May 2011, CEO and president of GBH, Inc. from March 2004 to July 2007, and president and director of Michael Anthony Jewelers from February 2002 to February 2004. Earlier in her career she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of directors of Destinations by Design, a premier destination management company, and on the board of directors of Global Partner Acquisition Corp II (NASDAQ: GPAC), serving on two of its board committees. She is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow. She has earned a certification for Cybersecurity Oversight for Directors from the Software Engineering Institute at Carnegie Mellon University. She is well-qualified to serve on our Board due to her extensive operational, financial and management background.

R. Carter Pate was appointed to our Board on April 27, 2023. Mr. Pate has served as a director of OptionCare Health, Inc. (NASDAQ: OPCH), the nation’s largest independent provider of home and alternate site infusion services, since 2015, and served as Chair of the board of directors of BioScrip, Inc. (NASDAQ: BIOS), which merged with OptionCare Health, Inc. in 2019. Since 2021, he has served as Chair of the board of directors of Riverbed Technology. Mr. Pate previously served as Chair of the board of directors of Red Lion Hotels (NASDAQ: RLH) from 2019 to 2020, and as a member of the board of directors of Advanced Emissions Solutions, Inc. (NASDAQ: ADES), a leader in environmental solutions for power generation, industrial and municipal water purification markets, from 2016 to 2021. Mr. Pate served as Chief Executive Officer of ModivCare Inc. (NASDAQ: MODV) from 2017 to 2020. Prior to that, he served as Chief Executive Officer of MV Global Transportation from 2011 to 2014 and was the Global Managing Partner of Health Care for PricewaterhouseCoopers, among other roles during his career. Mr. Pate was recently named a National Association of Corporate Directors Board Leadership Fellow. Mr. Pate holds a Masters in Accounting and Information Management from the University of Texas at Dallas and a Bachelor of Science degree in Accounting from Greensboro College. He is well-qualified to serve on our Board due to his extensive operational, financial and management background.

Erika Serow was appointed to our Board on April 27, 2023. Ms. Serow has served as Chief Marketing Officer of Bain & Company (“Bain”) since 2019, responsible for Bain’s global marketing and communication teams, and a member of Bain’s Global Operating Council (Executive Leadership Team), where she serves on the Investment and Risk committees. From 2016 to 2017, Ms. Serow was the Global President and US Chief Executive Officer for Sweaty Betty, a premium athletic apparel company. Ms. Serow began her career at and spent 20 years as a consultant at Bain, where she ultimately led the firm’s Retail practice in the Americas. She has served as a director of Lazydays Holdings, Inc. (NASDAQ: LAZY), a recreational vehicle dealership company, since 2018. Ms. Serow earned an MBA at Stanford University and a Bachelor of Arts degree from Duke University. She is well-qualified to serve on our Board due to her expensive operational, marketing and management background.

Dawn M. Zier was appointed to our Board in November 2020 based on the recommendation of a third-party search firm. Ms. Zier has served as the principal of Aurora Business Consulting, LLC, since February 2020, advising public and private companies on business transformation, digital/marketing acceleration, and high-performance teams. Ms. Zier was formerly the President and CEO and a director of Nutrisystem, an innovative provider of weight loss programs and digital tools, from November 2012 until its March 2019 acquisition by Tivity Health, Inc. Ms. Zier then joined Tivity Health, a leading provider of nutrition, fitness, and social engagement solutions, serving as President and Chief Operating Officer and a member of its Board of Directors, to help with the integration efforts through December 2019. Prior to that she served in a variety of executive positions at Reader’s Digest Association, a global media and data marketing company, including President of International from 2011 to 2012, President of Europe from 2009 to 2011, and President of Global Consumer Marketing from 2008 to 2009. Ms. Zier also chairs the board of The Hain Celestial Group, Inc., chairs the Nominating and Corporate Governance Committee of Spirit Airlines, and chairs the Compensation and Talent Committee of Prestige Consumer Healthcare. Over the years, she has served on boards for multiple marketing and media entities, including the Data and Marketing Association’s (DMA) board from 2008 to 2015, where she was a voting director and on the executive committee. Ms. Zier earned her MBA and Master of Engineering from the Massachusetts Institute of Technology. She is well-qualified to serve on our Board due to her extensive operational, marketing and management expertise.

D. Scott Peterson will be nominated for election as a director at the 2023 Annual Meeting pursuant to the Cooperation Agreement, described below. He is well-qualified to serve on our Board due to his extensive operational, financial and management background and experience managing Purple LLC’s newly acquired subsidiary, Intellibed, LLC.

Board of Directors

Our Board consists of eight directors who have been elected or appointed to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors will be elected to serve from the time of election and qualification until the next annual meeting following election. Except as otherwise provided by law and subject to the rights of any class or series of preferred stock, vacancies on our Board (including a vacancy created by an increase in the size of the Board) may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board to fill a vacancy serves until the next annual meeting of stockholders and until such director’s successor is elected and qualified. Pursuant to that certain subscription agreement dated February 1, 2018, between the Company, Coliseum Capital Partners, L.P. (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”), entities managed by Coliseum, so long as a certain share ownership level is met, the Company agreed that at each annual election of directors of the Company it would nominate a designee of Coliseum to be included in the slate of members of the Board proposed to the stockholders of the Company. Adam Gray is the current nominee designated by Coliseum.

Our Board is led by its Chair, Adam Gray, who was appointed as the chair on April 27, 2023 pursuant to the terms of the Cooperation Agreement, dated April 19, 2023, between Coliseum, the Company, and solely for purposes of mutual releases and dismissing litigation under the terms of the Cooperation Agreement, Pano Anthos, Gary DiCamillo, Claudia Hollingsworth, Paul Zepf, Dawn Zier, Coliseum Capital Partners, L.P., Coliseum Capital, LLC, and Coliseum Capital Co-Invest III, L.P. (the “Cooperation Agreement”). Currently, our Board believes that it is in the best interest of the Company and its stockholders to have a person other than our Chief Executive Officer serve as Chair. Our Board believes that separating these roles at this time provides the appropriate balance between strategy development, flow of information between management and the Board, and oversight of management. We believe this structure currently provides guidance for our Board, while also positioning our Chief Executive Officer as the leader of the Company in the eyes of our customers, employees, and other stakeholders. The Board has the discretion to modify this approach as circumstances change.

Pursuant to the Cooperation Agreement, the Company increased the size of the Board from seven to eight   directors; accepted the resignations of Pano Anthos and Paul Zepf as directors; appointed Adam Gray as Chair of the Board; appointed S. Hoby Darling, R. Carter Pate, and Erika Serow (the “New Directors”) as directors; and appointed Gary DiCamillo as chair of the Nomination & Governance Committee. Gary DiCamillo will continue to serve as Lead Independent Director. As a result, the current directors consist of S. Hoby Darling, Robert DeMartini, Gary DiCamillo, Adam Gray, Claudia Hollingsworth, R. Carter Pate, Erika Serow, and Dawn Zier. Except for Dawn Zier, the Company agreed to nominate the New Directors and the incumbent directors for election at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”) and to nominate D. Scott Peterson for election as a director at the 2023 Annual Meeting to fill the seat of Dawn Zier, who previously notified the Company that she will not stand for re-election at the 2023 Annual Meeting

Furthermore, pursuant to the Cooperation Agreement, at the 2023 Annual Meeting and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”), Coliseum will cause all of the common stock that Coliseum or any of its affiliates has the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause. Coliseum has agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding common stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions. Further, Coliseum has agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction. Also pursuant to the Cooperation Agreement the Company will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with the previously disclosed Action, provided that such amount shall not exceed $4 million in the aggregate.

Director Independence

Currently, we have eight (8) directors serving on our Board. Our Class A Stock is listed on the Nasdaq Global Market. Using the definition of independence set forth in the rules of NASDAQ and the SEC, our Board has determined that Mr. Darling, Mr. DiCamillo, Mr. Gray, Ms. Hollingworth, Mr. Pate, Ms. Serow, and Ms. Zier are “independent directors.” Our independent directors hold regularly scheduled meetings at which only independent directors are present. Mr. DiCamillo continues to serve as the Lead Independent Director. The Board also has determined that, if elected at the Annual Meeting, Mr. Peterson will not be an “independent director” because he is a consultant to the Company related to the Company’s preparation of its and Intellibed, LLC’s financial statements and he has received compensation for that service from the Company in excess of $120,000 within the preceding twelve months.

Committees of the Board of Directors

The standing committees of our Board consist of an Audit Committee, a Human Capital & Compensation Committee and Nomination & Governance Committee. Each committee reports to the Board as each deems appropriate and as the Board may request. The Board recently reconstituted committee membership given the recent resignation of two directors, the addition of three new directors, and the decision of one director not stand for re-election at the 2023 Annual Meeting. The composition, duties and responsibilities of each committee are as set forth below. A copy of each committee’s charter is available on our website at http://www.purple.com. The information on our website is not part of this Form 10-K/A .

Audit Committee

Through 2022, the members of our Audit Committee included Mr. DiCamillo, Ms. Hollingsworth and Mr. Anthos. Mr. DiCamillo serves as the Chair of the Audit Committee. Mr. Anthos recently resigned as a director and Mr. Pate recently was appointed to serve on the Audit Committee. After the 2023 General Meeting, Mr. Pate will Chair this committee, Ms. Hollingsworth no longer will serve on this committee, and Mr. Darling will become a member of this committee. The Audit Committee held eight meetings in 2022. Our Board has determined that these directors are independent directors according to the rules and regulations of the SEC and NASDAQ listing requirements with respect to audit committee membership. Our Board has also determined that each of Mr. DiCamillo and Mr. Pate is an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. The charter of our Audit Committee details the principal functions of the Audit Committee which includes, among other items, the following:

●	Perform the Board’s oversight responsibilities as they relate to the Company’s accounting policies and internal controls, financial reporting practices and legal and regulatory compliance.

●	Review and discuss the quarterly financial statements and the Company’s disclosures provided in periodic quarterly reports including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with management, the senior internal auditing executive and the independent auditor.

●	Oversee the external audit coverage. The Company’s independent auditors are ultimately accountable to the Audit Committee, which has the direct authority and responsibility to appoint, retain, compensate, terminate, select, evaluate and, where appropriate, replace the independent auditors.

●	Oversee internal audit coverage.

●	Resolve any differences in financial reporting between management and the independent auditors.

●	Establish procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters or alleged breaches of the Company’s code of conduct and other policies, and (iii) the submission by employees of concerns regarding any improper conduct of senior management and overseeing investigations and enforcement actions.

●	Discuss policies and guidelines to govern the process by which risk assessment and enterprise risk management is undertaken.

●	Review annually the Company’s cybersecurity risk management program and its design and operating effectiveness with appropriate professionals.

●	Oversee the Company’s compliance with material laws and regulations, and the development of appropriate policies and initiatives related to, data retention and destruction, security of confidential data, and privacy of personal information, and preparedness for preventing data breaches and protecting the privacy of employees and customers, and responses to incidents involving unintended disclosures of data or private information.

●	Review quarterly with management actions taken and to be taken for the safety and protection of employees and customers related to workplace conditions and practices and the safety of the Company’s products and oversee responses to incidents related to claims of significant personal injuries or death.

●	Review annually with management the level of insurance protection in effect.

●	Meet periodically and at least four times per year with management to review and assess the Company’s major financial and other enterprise risk exposures and the manner in which such risks are being monitored and controlled.

●	Meet periodically (not less than annually) in separate executive session with each of the chief financial officer, the senior internal auditing executive, and the independent auditors.

●	Review and approve all “related party transactions” requiring disclosure under SEC Regulation S-K, Item 404, in accordance with the policy set forth in Section 6 below.

●	Review periodically with the Company’s general counsel and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct.

●	As it determines necessary to carry out its duties, engage and obtain advice and assistance from outside legal, accounting or other advisers.

●	Prepare the report of the Audit Committee required by the rules of the SEC to be included in the Company’s annual report on Form 10-K or proxy statement for each annual meeting.

●	Review and reassess annually the adequacy of this Charter and recommend any proposed changes to the Nomination & Governance Committee for approval by the Board.

●	Inquire and discuss with management the Company’s compliance with applicable laws and regulations.

●	Determine the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work.

●	On a quarterly basis, review and approve all payments, other than compensation, made to the Company’s existing executive officers or directors and their respective affiliates.

●	Discharge any other duties, responsibilities or activities delegated to the Audit Committee by the Board from time to time.

●	Take such other actions as its members from time to time deem necessary or appropriate.

Human Capital & Compensation Committee

Through 2022, the members of our Human Capital & Compensation Committee included Ms. Hollingsworth, Mr. Gray and Ms. Zier. Ms. Hollingsworth serves as the Chair of the Human Capital & Compensation Committee. The current members of our Human Capital & Compensation Committee include Mr. Darling, Ms. Hollingsworth, Mr. Pate and Ms. Zier. After the 2023 Annual Meeting, Ms. Zier, who decided not to stand for re-election, will no longer be a member and Ms. Serow will serve as a member of this committee. The Human Capital & Compensation Committee held four meetings in 2022. Our Board has determined that Mr. Darling, Ms. Hollingsworth, Mr. Gray, Mr. Pate, Ms. Serow and Ms. Zier are independent directors under the rules and regulations of the SEC and NASDAQ listing requirements. The charter of our Human Capital & Compensation Committee details the principal functions of the Human Capital & Compensation Committee which includes, among other items, the following:

●	Review and recommend to the Board (and stockholders if necessary or appropriate) for approval the establishment of or material change in any incentive, pension or profit-sharing, or equity compensation plan; and review and approve other modifications to such plans; and review the equitable design of employee compensation programs.

●	Provide oversight of the Company’s human capital and employment policies and practices and help identify areas of improvement and ‘best practices.’

●	Review and advise management on the Company’s processes and practices related to workforce diversity, equity, and inclusion programs, including recruitment, retention, development, internal communications programs, and the administration of executive compensation programs, with a focus on the Company’s commitment to diversity, equity, and inclusion.

●	Annually review and recommend to the Board for approval corporate goals and objectives relevant to the salaries and short- and long-term compensation and incentives of the CEO and the Company’s other executive officers.

●	Administer and make awards under the Company’s equity compensation plans (except awards with respect to the CEO and the executive officers, whose awards are recommended to the Board for approval).

●	Evaluate annually the performance of the CEO and review the performance of the other executive officers in light of the Company’s goals and objectives and recommend to the Board the salaries and short- and long-term incentives, including awards under equity, incentive and compensation plans, for these employees.

●	Review and recommend to the Board for approval any employment offer, employment agreement, severance agreement, retention agreement and change in control agreement, and any other special or supplemental benefits with respect to the CEO and the executive officers.

●	Establish, review, and monitor compliance with policies and procedures related to executive perquisites and be informed in a timely manner of significant officer stock transactions and review and approve all executive perquisite plans or programs and all material modifications thereto.

●	Review and monitor executive talent, and develop and recommend to the Board for approval, and oversee executive officer (other than the CEO) interim and long-term succession plans and related career development plans.

●	Prepare the compensation committee report required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement or annual report.

●	Review the adequacy of annual proxy statement and report disclosures related to director and officer compensation.

●	Oversee, in conjunction with the Board, engagement with stockholders and proxy advisory firms on executive compensation matters, including advisory votes on executive compensation and the frequency of such votes.

●	As it determines necessary to carry out its duties, engage and obtain advice and assistance from outside consultants, legal or other advisers.

●	Review and reassess annually the adequacy of this Charter and recommend any proposed changes to the Nomination & Governance Committee.

●	Take such other actions as its members from time to time deem necessary or appropriate

Human Capital & Compensation Committee Interlocks and Insider Participation

As referenced above, each of Ms. Hollingsworth, Mr. Gray and Ms. Zier served on the Human Capital & Compensation Committee during 2022. No committee member of the Human Capital & Compensation Committee was, at any time during 2022 or at any other time, an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board during 2022.

Nomination & Governance Committee

Through 2022, the members of our Nomination & Governance Committee included Mr. Anthos, Mr. DiCamillo, Mr. Gray and Ms. Zier. In 2022, Mr. Gray served as the Chair of the Nomination & Governance Committee, and currently Mr. DiCamillo now serves as the Chair of the Nomination & Governance Committee. The current members of our Nomination & Governance Committee include Mr. DiCamillo, Ms. Zier, and Ms. Serow. After the 2023 Annual Meeting, Ms. Zier, who decided not to stand for re-election, will no longer be a member and Ms. Hollingsworth will serve as a member of this committee. The Nomination & Governance Committee held five meetings in 2022. Our Board has determined that Mr. Anthos, Mr. DiCamillo, Mr. Gray, Ms. Hollingsworth, Ms. Serow and Ms. Zier are independent directors under the rules and regulations of the SEC and NASDAQ listing requirements. The charter of our Nomination & Governance Committee details the principal functions of the Nomination & Governance Committee which includes, among other items, the following:

●	Determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.

●	Identify and screen individuals qualified to become members of the Board, consistent with the criteria approved by the Board. The Nomination & Governance Committee shall consider any director candidates recommended by the Company’s stockholders pursuant to the procedures set forth in the Company’s Corporate Governance Guidelines or as described in the Company’s proxy statement.

●	Make recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

●	Review the size of the Board and make any recommendations to the Board for changing the number of Directors serving on the Board.

●	Develop, recommend to the Board for approval, and oversee a policy on Board diversity, equity and inclusion.

●	Review the Company’s Corporate Governance Guidelines and other documents, all committees’ committee charters, policies, codes of conduct, and procedures in the Company’s corporate governance framework at least once a year and to recommend any changes to the Board for its approval.

●	Oversee the Company’s corporate governance practices and procedures, including identifying best practices, and advise the Board regarding major corporate governance issues.

●	Oversee the process for an annual evaluation of the Board and its committees, to administer, with the assistance of the Chairperson as defined in the Corporate Governance Guidelines, this annual evaluation, to make reports and recommendations to the Chairperson and Board and to review and assess the adequacy of the self-evaluation process for committees and Directors and make any recommendations for changes to the Board.

●	Review the Board’s committee structure and composition and to make recommendations to the Board regarding the appointment of Directors to serve as members of each committee and the committee chair annually, including for this Committee, for the Board’s approval.

●	If a vacancy on the Board and/or any Board committee occurs, identify and make recommendations to the Board regarding the selection and approval of candidates to fill such vacancy either by election by stockholders or appointment by the Board.

●	Oversee a Company orientation program for new Directors and a continuing education program for current Directors, periodically review these programs and update them as necessary.

●	Review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Committee and other Board committees, Director independence and the director nominations process, and to recommend that this disclosure be, included in the Company’s proxy statement or annual report on Form 10-K, as applicable.

●	Oversee generally the Company’s compliance with material laws and regulations and the development of appropriate policies and initiatives relating to social justice, environmental justice, and other environmental, social and governance matters.

●	As it determines appropriate, consider corporate governance, social responsibility, environmental and sustainability matters, and make recommendations to the Board regarding, or take action with respect to, such matters.

●	Develop, recommend to the Board for approval, and oversee CEO interim and long-term succession plans and related career development plans (collectively the “Succession Plan”) in accordance with the Corporate Governance Guidelines, and to review the Succession Plan annually, develop and evaluate potential candidates for the CEO position and recommend to the Board any changes to and any candidates for succession under the Succession Plan.

●	To review any Director resignation letter tendered in accordance with the Corporate Governance Guidelines and evaluate and recommend to the Board whether such resignation should be accepted.

●	To review and approve the requests of directors and executive officers seeking to accept invitations to serve on boards of directors of other public companies and committers thereof.

●	To discharge any other duties, responsibilities or activities delegated to the Committee by the Board from time to time.

●	To take such other actions as its members from time to time deem necessary or appropriate.

Our Nomination & Governance Committee may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Nomination & Governance Committee considers various potential candidates which may come to our attention through current board members, professional search firms, stockholders, or other persons. These candidates may be evaluated by our Nomination & Governance Committee at any time during the year.

In evaluating a director candidate, our Nomination & Governance Committee will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishment, and other relevant factors. Our Nomination & Governance Committee has not established any specific qualification standards for director, although from time to time the Nomination & Governance Committee may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. We have a formal diversity policy relating to the identification and evaluation of nominees for director. Our Nomination & Governance Committee interviews prospective nominees, in person or by telephone, and involves other directors to interview certain candidates when deemed to be useful in the evaluation process. After completing this evaluation, the Nomination & Governance Committee will determine the nominees to be recommended to the Board for approval.

Stockholders of record may also nominate director candidates for our annual meetings of stockholders by following the procedures set forth in our Bylaws. All candidates are required to meet the criteria as described above, as well as those discussed in our Corporate Governance Guidelines and other governing documents, as applicable, as determined by the Nomination & Governance Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website http://www.purple.com under the “Governance” tab on the Investors page. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address. This website and the information on this website are not part of this Form 10-K/A.

Anti-Hedging and Pledging Policy

Our Insider Trading Policy expressly discourages its directors, officers, and other employees from engaging in forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts. Any person wishing to enter into such an arrangement must first pre-clear the proposed transaction with the Board. Any request for pre-clearance of a hedging or similar arrangement must be submitted to the Chief Legal Officer for approval at least 1 week prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction. Our Insider Trading Policy further prohibits its directors, officers and other employees from engaging in or using short sales, trading options, margin accounts and pledges, as defined therein and subject to hedging that may be precleared by the Board.

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

Board Meetings and Attendance at Annual Meetings

The Board held fourteen meetings during 2022. Each director attended more than 75% of the total number of meetings of the Board and its committees that were held while they were in office. Although we encourage Board members to attend our annual meetings of stockholders, we do not have a formal policy regarding director attendance at annual stockholder meetings. All our directors who were in office at the time of our 2022 annual meeting of stockholders attended that meeting.

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

We are committed to a policy of diversity and inclusion. The Nomination & Governance Committee is responsible for addressing the issues of diversity and inclusion and considers the qualifications of individual director candidates considering the needs of the Board and the Company, the requirements of The Nasdaq Stock Market listing rules, and other applicable regulations. In performing its responsibilities for identifying, screening, and recommending candidates to the Board, the Nomination & Governance Committee seeks to ensure that candidates with a diversity of ethnicities and genders are included in each pool of candidates from which Board nominees are chosen. Any third-party consultant asked to furnish an initial list of candidates will also be requested to include such candidates. In addressing the overall composition of the Board, characteristics such as diversity (including gender and race), age, international background, and expertise should be considered. The Nomination & Corporate Governance Committee and the Board will periodically review the composition of the Board to ensure that it appropriately reflects the knowledge, experience, skills, diversity, and other characteristics required to fulfill its duties.

Executive Officers

Certain information with respect to executive officers of the Company is set forth under the heading “Information About Our Executive Officers” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is hereby incorporated in this Part III, Item 10 by reference. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

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

We have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner in 2022: one late report by Robert DeMartini relating to one transaction, one late report by Jack Roddy relating to one transaction, one late report by Keira Krausz relating to one transaction, and one late report for George Ulrich relating to two transactions. These late filings were the result of administrative issues such as the timely gathering of information.

Changes to Director Nomination Process

Except as otherwise described below, no changes have been made to the process for nominating directors.

On December 12, 2022, the Company amended and restated its bylaws to, among other things, provide additional requirements with respect to notices of stockholder nominations, including requirements to provide a written questionnaire with respect to the background and qualifications of the proposed nominee and requirements relating to compliance with Rule 14a-19. In addition, the amended and restated bylaws also provide that the Board may require any proposed nominee to submit to interviews with the Board or any committee thereof, and that such nominee will make herself or himself available for such interviews within 10 days following the Board’s reasonable request.

Item 11. Executive Compensation

Human Capital & Compensation Committee Report

The prior and current Human Capital & Compensation Committee of the Board, consisting entirely of independent directors during 2022, has reviewed and discussed with management the following Compensation Discussion & Analysis. Based upon the Human Capital & Compensation Committee’s review and discussions with management, the Human Capital & Compensation Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K/A.

Claudia Hollingsworth, Chair

S. Hoby Darling

Adam Gray

R. Carter Pate

Dawn Zier

Executive Summary

2022 Performance Summary

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

Named Executive Officers

We refer to the individuals below as our principal executive officer, principal financial officer, and the three most highly compensated executive officers other than the principal executive officer and principal financial officer (our “NEOs”) for the year ended December 31, 2022:

Name	Position Title
Robert T. DeMartini	Chief Executive Officer (“CEO”)(1)
Bennett L. Nussbaum	Interim Chief Financial Officer (“Interim CFO”)(2)
John J. Roddy IV	Chief People Officer
Eric S. Haynor	Chief Operating Officer(3)
Casey K. McGarvey	Chief Legal Officer
Patrice A. Varni	Chief Marketing Officer(4)

(1)	Mr. DeMartini began his employment with the Company on January 3, 2022 as Acting CEO. Effective March 1, 2022, Mr. DeMartini’s title changed to Chief Executive Officer to align with his appointment to that position on a permanent basis.

(2)	Mr. Nussbaum’s consulting contract with the Company expires on December 31, 2023.

(3)	Mr. Haynor began serving as the Chief Operating Officer on June 6, 2022.

(4)	Ms. Varni left the Company on October 18, 2022.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews the principles underlying our compensation policies and decisions for 2022.

Executive Compensation Principles & Best Practices

What We Do	What We Do Not Do

●     Pay For Performance — We align the interests of our executives and shareholders using financial performance-based annual cash incentive compensation and service and stock price-based three-year long-term cash and equity incentive compensation.

●     Double-Trigger Change in Control — A “change in control” by itself is not sufficient to trigger payments, it must also be accompanied by a qualifying termination.

●     Annual Risk Assessment — We conduct an annual risk analysis of our executive compensation program to ensure that our program does not encourage inappropriate risk-taking. We also annually review “burn rate” resulting from equity grants to ensure it is not excessive.

●     Compensation Benchmarking — We compare our executives’ total compensation to a consistent peer group for market comparable data. We evaluate that peer group annually to ensure that it remains appropriate, and we add or remove peers only when clearly warranted.

●     Independent Compensation Consultant — We engage an independent compensation consultant to review and provide recommendations regarding our executive compensation program.

●     Salary Increases — We do not provide for automatic salary increases.

●     No Excise Tax Gross Ups – We do not provide for excise tax gross-ups in the event of a change-in-control.

●     Limitations on Short Sales, Pledging and Hedging — Our insider trading policy prohibits any short sale activities and pledging by our executives and directors, and restricts hedging.

●     Executive Benefits/Perquisites — We do not maintain any defined benefit or supplemental retirement plan, nor do we provide other personal benefits to our NEOs that are not available to all employees.

●     Short-Term Incentive Plan – We do not pay under the STIP when the adjusted EBITDA minimum target threshold is not met.

●     Long-term Incentive Plan — Our long-term equity incentive plan prohibits repricing or buyouts of underwater options or stock appreciation rights without shareholder approval.

Compensation Philosophy

Our compensation program is designed to attract, motivate and retain highly talented executives, and to provide competitive compensation opportunities that align management’s interests with the short- and long-term interests of our shareholders. Our incentive compensation plans are designed with the objectives of motivating the desired performance and maximizing shareholder value.

In general, relative to an appropriately sized peer group that has been approved by the Human Capital & Compensation Committee, we strive to set base salaries, or fixed compensation, and annual and long-term incentive opportunities, or variable, at-risk compensation, for our top executives around the market medians. We use the data from the compensation peer group solely for informational purposes, however, and do not make significant pay decisions based on market data alone. We design our incentive compensation plans to deliver total compensation above the 50th percentile relative to our peers when justified by the performance and stock price achievement of the Company relative to our peers and general industry and of our executives, on an individual level.

We believe that our compensation philosophy is designed to place a significant portion of each NEO’s total direct compensation at risk, make such compensation dependent on our achievement of pre-determined financial and stock performance objectives, and require retention of minimum levels of stock ownership. We believe our compensation program, equity retention guidelines and underlying compensation philosophy motivate management to execute on the strategic and operational plans that will deliver continued profitability and sustained increases in shareholder value over the long-term, ultimately aligning the interests of our executives with those of our shareholders.

The forms and level of compensation for each NEO is determined after considering several factors, including the executive’s position and scope of responsibility within Purple, performance results, ability to assume increasing responsibility within the Company, and the competitive compensation data and, at times, other external market-based factors. The Human Capital & Compensation Committee uses all of this information when establishing compensation opportunities in order to arrive at a comprehensive package that both emphasizes performance and is competitive in the marketplace.

The Human Capital & Compensation Committee reviews and considers this philosophy from time to time and may adjust as it determines necessary or appropriate.

Evaluation of Stockholder “Say–on–Pay” Vote Results

We value input from our shareholders on our executive compensation programs. Our Board seeks an annual non-binding advisory vote from shareholders to approve our executive compensation. At our annual shareholders’ meeting held in 2022, our shareholders overwhelmingly approved the advisory vote to approve executive compensation with over 99% of the votes cast voted in favor of the advisory vote to approve our executive compensation. Based on our Say-on-Pay advisory vote results, we believe our overall executive compensation program was well received by our stockholders as it is tailored to our business strategies, aligned with our pay for performance philosophy, and designed to create long-term value for stockholders.

Primary Elements of Compensation

Component	Description		Primary Objective

Base Salary	Fixed cash compensation	●	Provide competitive fixed compensation considering the job responsibilities, individual performance, experience, expertise and qualifications
Short-Term Incentive Plan (“STIP”)	Performance-based cash compensation tied to the achievement of pre-determined, quantitative financial performance goals and if obtained, qualitative personal performance criteria	●	Financial metrics focus our NEOs on achieving key short-term business objectives that are critical to our growth and overall success
Long-Term Incentive Program (“LTIP”)	Annual equity awards consisting of:
	● 35% time-based restricted stock units (“RSUs”) that vest annually over a three-year period; and	●	Promote three-year retention thru the use of time-based RSUs
	● 65% performance-based restricted stock units (“PSUs”) that vest at the conclusion of a three-year performance period based on absolute stock price growth	● ●	Motivate sustained, long-term value creation Align executive and stockholder interests by encouraging meaningful stockholder value delivery before any awards vest

		●	Promote retention through long-term stock ownership guidelines

The pay mix at targets are displayed below:

The average NEO compensation mix includes our NEOs for 2022, and does not include Mr. DeMartini or Mr. Nussbaum, who serve as our CEO and our CFO (subject to a Consultancy Agreement). We believe that our compensation program provides significant alignment between pay and performance by linking a meaningful portion of total compensation to the achievement of pre-determined quantitative performance goals through our short-term incentive plan, as well as rigorous absolute stockholder return goals through our long-term incentive plan. The above graphics illustrate the mix between fixed pay (base salary) and at-risk pay incentives (short-term incentive in the form of cash and long-term incentive in the form of RSUs and PSUs) for our CEO and the average of our other NEOs, in each case based on target levels of compensation.

Compensation Process

The Human Capital & Compensation Committee, with advice and analyses from its independent outside advisor, Lyons, Benenson & Company Inc., (“LB&Co.”), considers current compensation levels, benchmarking and other data of peer companies, individual and Company performance, future leadership potential and succession planning, among other factors, in determining appropriate target compensation levels for our NEOs. The Human Capital & Compensation Committee does not use a formula to weight these factors, but instead uses these factors to provide context within which to assess the significance of comparative market data and to differentiate the level of target compensation among our NEOs.

After the end of the performance period to which a particular incentive award relates, the Human Capital & Compensation Committee will review our performance relative to the applicable performance targets and recommend payouts based on that performance. The Human Capital & Compensation Committee generally has the discretion to recommend payouts that are above or below what would be indicated based on actual performance levels for the applicable performance period. For purposes of determining the amount of a payout to recommend, if any, it may also consider infrequent or non-recurring items that are not reflective of ongoing operations, such as the effects of major corporate transactions or other items that the Human Capital & Compensation Committee determines, in its judgment, significantly interferes with the comparability of our actual performance relative to the pre-determined performance targets (including financials).

Consistent with our executive compensation philosophy, the Human Capital & Compensation Committee, in consultation with LB&Co., establishes a benchmark peer group for compensation comparison purposes.

The Human Capital & Compensation Committee reviews, at least annually, the compensation peer group to confirm that it includes companies that are comparable to Purple on the basis of industry focus, scope of operations, size (based on revenues) and the competitive marketplace for talent. In reviewing our peer group, we also consider companies from other tangential, but related, industries that would be appropriately considered to be a part of the marketplace for talent within which we compete. We use this data solely for informational purposes, and we do not make significant pay decisions based on the market data alone.

The 2022 peer group is set forth below:

Blue Apron Holdings, Inc.	MillerKnoll, Inc.
Casper Sleep Inc.	Nautilus, Inc.
GoPro, Inc.	Sleep Number Corporation
Haverty Furniture Companies, Inc.	Overstock.com, Inc.
Hooker Furniture Corporation	Traeger, Inc.
iRobot Corporation	Vivint Smart Home, Inc.
La-Z-Boy Incorporated	Warby Parker Inc.
Malibu Boats, Inc	YETI Holdings, Inc.
Medifast, Inc.

This peer group, which varies from the 2021 peer group, was established with the intent of being an aspirational peer group, with an emphasis on companies that are focused on technology and innovation, particularly in the consumer discretionary and home furnishings industries, and, to the extent possible, are also digitally native with both online and bricks and mortar retail facilities. The Human Capital & Compensation Committee recognizes that this group continues to include certain companies that are larger than the Company, in some cases significantly so; nevertheless, they view this peer group as appropriate considering the importance it ascribes to providing competitive compensation opportunities that are sufficient to attract and retain the talented executives needed to lead the Company.

Roles & Responsibilities in the Compensation Process

The Company’s compensation philosophy drives our decision-making process. Decisions about individual levels of each compensation element involve the participation of multiple parties, following a comprehensive, multi-step process. The key parties and their roles in the process are described below:

Role of the Human Capital & Compensation Committee

The Human Capital & Compensation Committee is appointed by our Board to assist it in fulfilling its oversight responsibility by overseeing all significant aspects of our compensation policies and programs, including:

●	Reviews and approves the compensation and annual performance objectives and goals of our executive officers.

●	Reviews, approves, and administers incentive-based and equity-based compensation plans in which our executive officers participate.

●	Evaluates CEO and other NEO performance in light of the Company’s goals and objectives and recommends to the Board the salaries and short- and long-term incentives for these employees.

●	Evaluates risks created by our compensation policies and practices and considers any reasonably likely effect of such risk.

●	Reviews and recommends to our Board new or modified executive compensation programs (if any).

Role of Management

During 2022, our CEO, in consultation with the Board, set our strategic direction and worked with the Human Capital & Compensation Committee to identify and set appropriate targets for executive officers (other than himself). He made recommendations to the Human Capital & Compensation Committee regarding the elements of compensation for each of our executive officers reporting to him, and also provided the Human Capital & Compensation Committee with his evaluation of those officers’ performance in. He was assisted, as needed, by other members of management, including our Chief Financial Officer, Chief Legal Officer and Chief People Officer for purposes of administering and implementing the compensation program.

Role of the Consultant

During 2022, the Human Capital & Compensation Committee engaged LB&Co. as its independent compensation consultant to advise on executive compensation and related corporate governance matters. LB&Co. assisted the Human Capital & Compensation Committee in determining the compensation peer group, which is described in more detail above. LB&Co. also advised the Human Capital & Compensation Committee on competitive compensation practices and comparative market data, which the Human Capital & Compensation Committee considered in addressing and determining the appropriate levels of compensation for each NEO relative to the marketplace. At the Human Capital & Compensation Committee ’s request, LB&Co. participated by tele- or video-conference in selected meetings of the Human Capital & Compensation Committee. The services that LB&Co. provided to the Human Capital & Compensation Committee included:

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

Independence of the Compensation Consultant

LB&Co. did not provide other consulting services to Purple or any of its executive officers in 2022. In selecting LB&Co. as its compensation consultant, the Human Capital & Compensation Committee considered the independence of LB&Co. in accordance with the standards of the Nasdaq that are applicable to the Company, any applicable rules and regulations of the SEC and other applicable laws relating to independence of advisors and consultants. The Human Capital & Compensation Committee concluded that no conflict of interest exists that would prevent LB&Co. from independently advising the Human Capital & Compensation Committee.

At the Human Capital & Compensation Committee’s request, members of LB&Co. meet with the Human Capital & Compensation Committee. LB&Co. also communicates with the Chair of the Human Capital & Compensation Committee, as well as with management (upon the prior authorization of the Human Capital & Compensation Committee Chair) outside of Human Capital & Compensation Committee meetings regarding matters related to the Human Capital & Compensation Committee’s responsibilities.

Compensation Elements

Base Salary

Base salary is the fixed element of an executive officer’s annual compensation and is intended to attract and retain highly qualified executives and to compensate for expected day-to-day performance. The Human Capital & Compensation Committee reviews the base salary for each of our executive officers on an annual basis and considers the following factors in making its determinations:

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

For 2022, the Human Capital & Compensation Committee reviewed and made recommendations on base salaries of our NEOs, and the Board approved the Committee’s recommendations in May 2022. The 2022 base salaries of our NEOs were as follows:

Name	2022 Base Salary Rate	2021 Base Salary Rate	% Change
Robert T. DeMartini (1)	$680,000	—	—
Bennett L. Nussbaum(2)	—	—	—
John J. Roddy IV(3)	$395,000	$345,000	14.5%
Eric S. Haynor(4)	$475,000	—	—
Casey K. McGarvey	$395,000	$380,000	3.9%
Patrice A. Varni(5)	$412,000	$400,000	3.0%

(1)	Mr. DeMartini was appointed as Acting CEO on December 13, 2021 but started with the Company on January 3, 2022. As described below, under the terms of his current Amended and Restated Employment Agreement entered into on March 19, 2022, his base salary for 2022 is $680,000 annually.

(2)	Mr. Nussbaum is currently paid consultant fees in the amount of $50,000 per month.

(3)	Mr. Roddy started with the Company on October 25, 2021.

(4)	Mr. Haynor started with the Company on June 6, 2022.

(5)	Ms. Varni left the Company on October 18, 2022.

Short-Term (Cash) Incentive Compensation

Our executives are eligible for annual cash incentive compensation under our annual short-term incentive plan (“STIP”). Annual incentives under the STIP are intended to motivate the executive officers to achieve short-term company financial performance goals that will inure to the benefit of our Company and shareholders and align our executive officers’ interests with those of the shareholders. The annual cash incentives provide payout opportunities based on the achievement of pre-determined financial performance objective(s), with actual cash bonuses earned based on the achievement of such corporate performance objective(s) during the fiscal year.

Each fiscal year, the Human Capital & Compensation Committee determines the annual target bonus opportunity for each executive officer under that year’s STIP. Our annual cash incentive compensation is generally structured to deliver competitive payouts when performance targets are achieved or exceeded. In May 2022, the Human Capital & Compensation Committee, in consultation with management, agreed again to Net Revenue and Adjusted EBITDA targets under the STIP, each equally weighted.

Net Revenue includes all recognized revenue from the sale of our products less amounts for sales discounts and sales returns allowances.

Adjusted EBITDA represents EBITDA excluding costs incurred due to stock-based compensation expense, product reserve, debt extinguishment, changes in the fair value of the warrant liability, nonrecurring legal fees, acquisition expenses, executive interim and search costs, severance costs, vendor separation fee, showroom opening costs, new production facility start-up costs, previous period sales tax liability and COVID-19 related expenses.

For 2022, the annual incentive targets for our NEOs under the STIP were as follows:

Name	Target (as % of Base Salary)
Robert T. DeMartini	100%
Bennett L. Nussbaum(1)	N/A
John J. Roddy IV	50%
Eric S. Haynor	50%
Casey K. McGarvey	50%
Patrice A. Varni	50%

(1)	Mr. Nussbaum does not participate in the STIP but instead receives compensation including incentive compensation through his Second Consultancy Agreement (defined hereafter).

For 2022, the formula governing the generation of annual incentives for our executives was:

	Threshold	Target	Maximum	2022 Achievement
Net Revenue ($ in millions)	$675.0	$750.0	$775.0	$575.7
Payout (as a % of Target)	25%	100%	125%	0%
Adjusted EBITDA ($ in millions)(1)	$32.1	$42.3	$51.3	$2.3
Payout (as a % of Target)	50%	100%	150%	0%

(1)	Adjusted EBITDA is a non-GAAP financial measure that removes the impact of certain non-cash and non-recurring costs. More information about this measure, including a reconciliation to the nearest GAAP measure, is provided below under the heading “Non-GAAP Financial Measures.”

To achieve a payout, the above financial thresholds for at least the Adjusted EBITDA measure must be reached. If only the Adjusted EBITDA threshold is met, the payout is 25% of the annual incentive target for each executive participating in the STIP. If both the Adjusted EBITDA and Net Revenue targets are reached at the maximum level, the payout is 137.5% of the annual incentive target for the participating executive.

During 2022 we encountered a decrease in mattress and other sleep product sales, primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending, with consumer spending shifting towards services and experiences. As a result, net revenue was substantially decreased from the prior year and the Company took actions to adjust. This included actions to conserve profitability in a challenging macroeconomic environment, such as reducing advertising spend, and align spend with reduced demand levels, such as laying off a number of employees. As a result, although we were able to right-size the company and its expenses to adjust to the challenging market conditions, we missed our Net Revenue and Adjusted EBITDA thresholds and there was no STIP payout for 2022 to our NEOs.

Long-Term (Equity) Incentive Compensation

Long-term equity incentives under our Board approved Long Term Incentive Plan (“LTIP”) are designed to motivate management to enable the Company to achieve sustained long-term performance improvements by linking a significant portion of compensation to shareholder returns. The Company issues awards of long-term equity compensation under the LTIP consistent with the objectives and philosophy of our compensation programs. Our LTIP is governed by the Purple Innovation, Inc. 2017 Equity Incentive Plan (“2017 Plan”), as amended, which was approved by our shareholders.

Pursuant to the authority of the Board under the 2017 Plan, the Board generally grants long-term incentive awards under the LTIP annually in the first half of the year to motivate forward-looking, long-term performance and promote retention among our executive team. For 2022, the Company used three-year vesting time-based RSUs and performance-based PSUs which were awarded in May 2022.

To strengthen the link between the incentive and performance, 65% of the annually granted equity is in the form of PSUs and the remaining 35% in RSUs for participating NEOs. While the RSUs are time based, vesting annually in three equal parts over the following three years, the PSUs are based on the performance of Purple Inc.’s Class A Stock and cliff vest at the conclusion of a performance period ending in the third year following the grant only to the extent that performance is achieved at the end of that period.

Forms of Long-Term Incentives

RSUs generally vest ratably, annually over a three-year period on March 15, promote retention and motivate our NEOs to strive for share price appreciation. Holders of RSUs do not have voting rights or dividend participation rights until delivery of the underlying shares.

PSUs are generally the largest portion of an NEO’s long-term incentive and cliff-vest on March 15 of the third calendar year following the grant based on the achievement of certain specified performance targets. Up to the full amount of granted PSUs can vest, but less than the full amount also may vest depending on performance above a minimum threshold.

For 2022, the Human Capital & Compensation Committee approved the target long-term equity compensation value to position each executive officer within competitive levels. Each NEO’s target award value was allocated 35% to RSUs and 65% to PSUs, and the amount allocated was converted to a number of shares based on the higher of the 30-day volume weighted average price (“VWAP”) or closing price of the Company’s publicly traded common stock on the grant date, except for PSUs which used the higher price of $6.10 since the grants closely followed a public offering that closed at that price and was determined to better align the interests of the executives with those of the shareholders for the stock price targets set for the PSUs, as follows:

Name	Target Award Amount	RSUs	PSUs	Total Units
Robert T. DeMartini (1)	—	—	—	—
Bennett L. Nussbaum(2)	—	—	—	—
John J. Roddy IV	$395,000	31,996	42,090	74,086
Eric S. Haynor(3)	—	—	—	—
Casey K. McGarvey	$237,000	19,198	25,254	44,452
Patrice A. Varni	$247,200	20,024	26,341	46,365

(1)	Mr. DeMartini was not eligible for awards under the LTIP plan. Pursuant to his Amended and Restated Employment Agreement, in 2022 he was granted 205,000 stock options and 205,000 RSUs with another 295,000 stock options and 295,000 RSUs granted subject to the condition that the effectiveness of the grant is dependent upon the approval of certain amendments to the 2017 Plan by the shareholders at the 2023 Annual Meeting.

(2)	Mr. Nussbaum was not eligible for awards under the LTIP plan.

(3)	Mr. Haynor started with the Company on June 6, 2022 and pursuant to his offer letter for employment was granted 37,715 RSUs and 70,043 PSUs.

PSUs granted to the NEOs in 2022 may be earned according to the following funding formula:

Performance is met at a specific increase in the absolute value of shares above the value of the shares on the grant date and may be earned as to 25% of the PSUs for threshold level stock-price achievement or 100% of the PSUs for target level stock-price achievement, as set forth in the table below. No shares will be issued under the PSUs if the stock price threshold is not met. For purposes of determining stock-price achievement, the share price is predicated on a 60 consecutive trading day VWAP as of March 15 of the third calendar year following the grant. The minimum threshold requires growth in value of over 15% relative to the price of the stock at grant  which, if achieved, results in 25% of the units vesting (and the shares underlying the units being issued). Above threshold, the number of units vesting (and the shares underlying the units being issued) occurs as follows: at 32.3% stock-price growth, 50% of the granted units vest; at 52.1% growth, 75% of the granted units vest; at 74.9% or more growth, 100% of the units vest; and at growth percentages between these points, vesting will be determined on a straight-line interpolation. For 2022, the value of the shares on the grant date was determined to be $6.10, and the resulting thresholds are as follows:

Stock Price	<$	7.0149	$7.0150	$8.0673	$9.2773	$10.6689
% Of PSUs Vesting		0%	25%	50%	75%	100%

In connection with his transition to our permanent CEO, Mr. DeMartini was to receive an equity grant equal to 500,000 RSUs and stock options to purchase 500,000 shares in lieu of a 2022 LTIP award as described above. Mr. DeMartini’s equity award for 2022 was granted in different award agreements so as not to exceed the individual grant limit set forth in the 2017 Plan. As such, Mr. DeMartini was granted 205,000 RSUs and 205,000 stock options in 2022, restricted only by continuing employment, with the remaining 295,000 RSUs and 295,000 stock options granted, also restricted by continuing employment, being additionally subject to the condition that the effectiveness of the grant is dependent upon the approval of certain amendments to the 2017 Plan by the shareholders at the 2023 Annual Meeting. The vesting terms for these grants have been structured so that, in the aggregate, 333,332 RSUs and stock options will vest in 2023, 333,334 RSUs and stock options will vest in 2024 and 333,334 RSUs and stock options will vest in 2025, if shareholder approval is received for the portion of RSUs and stock options that are subject to that approval.

Perquisites and Other Generally Available Benefits and Compensation

We do not provide perquisites available only to executives. We provide to executives, and all other full-time employees, medical, dental and basic life insurance, short-term disability coverage, paid sick leave, 10 paid holidays per year, flexible time off, and a matched 401(k) contribution. The value of 401(k) matching contribution, which can be as high as 5% depending on the amount contributed by the employee, is included in the Executive Compensation table on page 28  for our NEOs. We do not offer a pension or retirement plan for any employees based on length of employment and/or age at retirement, however, we do offer a 4-week paid sabbatical after an employee has been with the company for 7 years. Consistent with our philosophy to promote a pay-for-performance culture, we do not provide many other perquisites.

Employment Agreements

Robert T. DeMartini

In connection with his appointment as Acting Chief Executive Officer, the Company and Mr. DeMartini entered into an employment agreement (the “DeMartini Employment Agreement”), effective December 13, 2021. The DeMartini Employment Agreement provided that Mr. DeMartini will serve full time as acting chief executive officer. The initial employment term shall end July 3, 2022, and was extendable, if necessary, until the date a permanent chief executive officer started employment with the Company. Either party may terminate the term of the DeMartini Employment Agreement with or without cause or other rationale upon 30 days’ notice. At the discretion of the Board, the term of the DeMartini Employment Agreement may include some overlap with the commencement of employment of a permanent chief executive officer. Under the terms of the DeMartini Employment Agreement, Mr. DeMartini received monthly compensation valued at $150,000 consisting of $50,000 payable in cash and $100,000 payable in stock compensation through vesting in a stock award determined by dividing $100,000 by the thirty (30) trading day volume weighted average price of the Company’s Class A Stock as reported on Nasdaq on the date of the award. The Company also agreed to reimburse Mr. DeMartini for all out-of-pocket travel relating to business travel, and other expenses, in each case consistent with the Company’s reimbursement policies.

On March 1, 2022, Mr. DeMartini was appointed to be the Company’s Chief Executive Officer on a permanent basis. On March 19, 2022, in connection with Mr. DeMartini’s appointment as chief executive officer, the Company and Mr. DeMartini entered into an amended and restated employment agreement (the “Amended and Restated DeMartini Employment Agreement”), effective March 19, 2022, which amended and restated the December 13, 2021, Mr. DeMartini Employment Agreement appointing him the acting chief executive officer.

The Amended and Restated DeMartini Employment Agreement provides that Mr. DeMartini will serve full time as chief executive officer. The Amended and Restated DeMartini Employment Agreement supersedes the prior DeMartini Employment Agreement, with the exception that the Restricted Stock Units granted under the prior DeMartini Employment Agreement shall continue to vest through April 3, 2022, so long as Mr. DeMartini remains employed through that date.

Under the Amended and Restated DeMartini Employment Agreement, Mr. DeMartini’s compensation includes (a) a base salary at an annual rate of $680,000, (b) an annual bonus opportunity that shall not be less than 100% of base salary at target performance, (c) restricted stock units subject to 500,000 shares of Company’s Class A Stock (“Shares”) and stock options to purchase 500,000 Shares, for which one third of each of the restricted stock units and options vest on each anniversary of the grant date, provided Mr. DeMartini remains in continuous employment with the Company, (d) vacation and other benefits generally available to other senior executives of the Company, including participation in the Company’s STIP and LTIP (starting with additional equity grants in 2023 and thereafter valued at $1,500,000 per year), and © reimbursement for all reasonable out-of-pocket travel and other business expenses.

If the Company provides less than thirty days’ prior written notice of termination, other than in the case of a termination for cause, he will be entitled to receive his base salary through the end of a 30-day period following the date on which written notice is provided to him. In addition, if Mr. DeMartini’s employment is terminated without Cause by the Company or he resigns for Good Reason outside or inside a Change in Control Period (each as defined in the Amended and Restated DeMartini Employment Agreement), then he shall be entitled to receive different benefits as described below – Potential Payments upon Termination or Change in Control.

The Amended and Restated DeMartini Employment Agreement contains other typical provisions such as noncompetition and non-solicitation covenants, confidentiality obligations, and Company ownership of intellectual property. Mr. DeMartini also receives vacation and other benefits generally available to other senior executives of the Company.

Bennett L. Nussbaum

On December 13, 2021, the Company and Mr. Nussbaum entered into an amended and restated consultancy agreement (the “Consultancy Agreement”), effective December 13, 2021, that provided for his service as Interim Chief Financial Officer through August 19, 2022 (“Updated Term”). The Company may renew the Consultancy Agreement for additional one-month terms upon sixty days’ notice prior to the end of the Updated Term, or ten days’ notice prior to the end of any renewal term. Either party may terminate the engagement at any time. Under the terms of the Consultancy Agreement, Mr. Nussbaum will receive compensation comprised of (1) $600,000 for the entirety of the 12-month term and $50,000 for each additional one-month term, which amount shall be paid in full unless Mr. Nussbaum’s engagement is terminated for cause, and (2) an additional payment of $200,000 to be paid in two equal installments no later than two (2) weeks following each of February 19, 2022 and August 19, 2022, respectively and $16,666.67 at the end of each additional one-month term, as well as a discretionary payment of up to $300,000 payable in the Company’s discretion. The additional discretionary amounts of up to $300,000 are to be determined by the CEO and the amounts paid, if any, shall be made within 10 days of February 19, 2022, and August 19, 2022. If (1) Mr. Nussbaum remains in service with the Company until August 19, 2022, and the volume weighted average price per share of the Company’s Class A Stock on Nasdaq during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $26.00 per share or (2) the Company terminates Mr. Nussbaum without cause before August 19, 2022, and the such volume weighted average price per share of the Company’s Class A Stock on Nasdaq during the thirty (30) trading days immediately preceding Mr. Nussbaum’s last day of service is in excess of $26.00 per share, the Company will pay additional cash compensation in an amount equal to the product of (a) the increase from $26.00 per share up to a maximum of $36.00 per share multiplied by (b) 20,000. The Company has also agreed to reimburse Mr. Nussbaum for transportation and lodging expenses relating to his travel to the Company’s headquarters. Also, Mr. Nussbaum will be granted cash-settled stock appreciation rights (“SARs”) for 20,000 shares of the Company’s Class A Stock, which SARs shall vest in accordance with the terms of the Consultancy Agreement if Mr. Nussbaum remains in service through the end of the Updated Term.

On August 11, 2022, the Company and Mr. Nussbaum, entered into a second consultancy agreement (the “Second Consultancy Agreement”), effective August 19, 2022. Under the Second Consultancy Agreement, Mr. Nussbaum will continue to serve as interim chief financial officer while the Company recruits a permanent chief financial officer, but in any event at least through the filing by the Company of its annual report on Form 10-K for the calendar year 2022. Once the Company hires and transitions to a permanent chief financial officer, Mr. Nussbaum’s title will transition to that of chief transformation officer with attendant responsibilities for transforming the Company’s processes and practices as needed from time to time. The parties agree Mr. Nussbaum’s engagement shall continue under the Second Consultancy Agreement until December 31, 2023. The Company may renew the Second Consultancy Agreement for additional six (6) month terms replacing and extending the beginning and ending dates accordingly. The Company may renew by giving sixty (60) days written notice of renewal prior to the end of the term or renewal term. Either party may terminate the engagement at any time. Under the terms of the Second Consultancy Agreement, Mr. Nussbaum will receive compensation comprised of (1) $50,000 per month for each month in the term and any renewal term, pro-rated for partial months unless Mr. Nussbaum’s engagement is terminated for cause, (2) non-discretionary additional compensation in the total amount of $100,000 for each six (6) months of the Term and Renewal Term, pro-rated for a partial period, (3) the Company may provide additional discretionary payments of up to a total of $300,000 per twelve (12) month period at the discretion of the CEO, and (4) subject to approval of the Board, effective as of the effective date, Mr. Nussbaum will be granted cash-settled stock appreciation rights for 20,000 shares of the Company’s common stock pursuant to the Company’s 2017 Plan with a Strike Price (as defined in the 2017 Plan) of $6.10 (the “SARs”). The SARs shall vest if Mr. Nussbaum remains in continuous service with the Company pursuant to the Second Consultancy Agreement through the initial term. The Company has also agreed to reimburse Mr. Nussbaum for transportation and lodging expenses relating to his travel to the Company’s headquarters.

John J. Roddy IV

In connection with his appointment as Chief People Officer, Mr. Roddy entered an offer letter with us on September 27, 2021. His offer letter provided for annual base salary of $345,000 and eligibility for a short-term cash bonus of up to 50% of his annual base salary beginning with the year 2022 to be payable in 2023. Mr. Roddy also received a signing bonus of $80,000 paid in two installments during 2022. Under his offer letter, he was entitled to increases in his salary, at the discretion of the Company, and in 2022 his annual base salary was increased to $395,000. In addition, Mr. Roddy received an initial award in 2021 of PSUs (65%) and RSUs (35%) equal to the amount of his initial base salary at that time. Mr. Roddy also participated in the Company’s LTIP beginning in 2022 by being eligible to receive an equity award commensurate with other senior executives in the Company, split between time-based RSUs and performance-based PSUs. The Company also agreed to pay Mr. Roddy a $2,000 monthly commuting benefit for the first twelve months of his employment and moving costs related to his relocation to Utah within fifteen months of his start date. Mr. Roddy also receives vacation and other benefits generally available to other senior executives of the Company.

If Mr. Roddy is terminated without cause, he may also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary, pursuant to the Company’s severance policy. Upon termination without cause, all unvested PSUs and RSUs will be forfeited and cancelled, unless such termination occurs within twelve months following a change in control as defined in the 2017 Plan.

Eric S. Haynor

In connection with his appointment as Chief Operating Officer, Mr. Haynor entered an offer letter with us on April 29, 2022. His offer letter provides for annual base salary of $475,000 and eligibility for a short-term cash bonus of up to 50% of his annual base salary beginning with the year 2022 to be payable in 2023, prorated by the number of days of his employment in 2022. For 2022, Mr. Haynor is guaranteed 100% achievement of his short-term cash bonus prorated for the number of months worked in 2022. Mr. Haynor may also participate in the Company’s LTIP beginning in 2023 by being eligible to receive an equity award commensurate with other senior executives, anticipated to be split between time-based RSUs and performance-based PSUs. The Company has also agreed to pay Mr. Haynor a $4,000 monthly commuting benefit for the first four months of his employment and moving costs related to his relocation to Utah within six months of his start date. Mr. Haynor also receives vacation and other benefits generally available to other senior executives of the Company.

The Company also agreed to grant to Mr. Haynor, effective as of his start date, a one-time equity grant valued at $500,000 based on the market price of the Company’s Class A Common Stock on the day of the grant as an inducement grant outside the Company’s 2017 Plan in accordance with the Nasdaq inducement grant exception found in NASDAQ Listing Rule 5635(c)(4). This grant was awarded in PSUs (65%) and RSUs (35%). The PSUs have a three-year cliff vesting schedule and are contingent upon the stock price hitting certain performance thresholds on the third anniversary of the grant. The RSUs have a vesting schedule of one-third vesting every 12 months from the grant date.

If Mr. Haynor is terminated without cause, he may also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary, pursuant to the Company’s severance policy. Upon termination without cause, all unvested PSUs and RSUs will be forfeited and cancelled, unless such termination occurs within twelve months following a change in control as defined in the 2017 Plan.

Casey K. McGarvey

Mr. McGarvey became the Company’s Chief Legal Officer at the time of the Business Combination in 2018, having been the Chief Legal Officer of Purple LLC prior to the Business Combination since its inception in 2010. In connection with his continuing appointment as Chief Legal Officer, Mr. McGarvey’s salary was raised in 2022 to $395,000 and he was eligible for a short-term cash bonus of up to 50% of his annual base salary. In 2022, he also received PSUs and RSUs under the LTIP commensurate with other senior executives, split between time-based RSUs and performance-based PSUs. Mr. McGarvey also receives vacation and other benefits generally available to other senior executives of the Company.

On February 10, 2023, the Company and Mr. McGarvey reached an understanding regarding the terms of Mr. McGarvey’s continued employment. In exchange for Mr. McGarvey continuing as Chief Legal Officer and assisting in the transition to a new Chief Legal Officer and for up to sixty (60) days following the appointment of a new Chief Legal Officer, the Company agreed to allow the CEO to define Mr. McGarvey’s role, title, responsibilities and mission for the Company to afford him greater control over his work schedule in positions in which he will continue to support the Company and its officers and directors, as may be needed from time to time. Mr. McGarvey will continue to be eligible for all benefits of a fulltime executive of the Company and his compensation will be adjusted as deemed appropriate which adjustments may, to the extent deemed relevant, take into account his continuing duties and responsibilities, the market for executives performing such duties and responsibilities, as well as his skills, experience, and ongoing role with, and the importance thereof to, the Company. No date has been set for the transition contemplated by these employment terms.

Equity awards made to senior executives in prior years included options to purchase shares of Class A Common Stock, and Mr. McGarvey previously was awarded a number of such options with five-year terms. Prior to the Business Combination, Mr. McGarvey also participated in Purple LLC’s equity incentive program and awards made under that program are held by Mr. McGarvey in the form of shares of Class B Common Stock.

If Mr. McGarvey is terminated without cause, he may also be entitled to an amount equal to up to 14 weeks plus one week for each completed year of service of base salary, pursuant to the Company’s severance policy. Upon termination without cause, all unvested PSUs and RSUs will be forfeited and cancelled, unless such termination occurs within twelve months following a change in control as defined in the 2017 Plan. All unvested options will be forfeited and cancelled upon termination without cause. Vesting of his options, to the extent not already vested, will be accelerated upon a change in control. Shares of Class B Common Stock are fully vested and exchangeable, on a one-to-one basis, for shares of Class A Common Stock.

Patrice A. Varni

Ms. Varni left the Company on October 1, 2022. In connection with her appointment as Chief Marketing Officer, Ms. Varni entered into an offer letter with us on April 19, 2021 that included the following terms: (1) an annual base salary of $400,000; (2) an annual bonus of 50% of annual base salary based on the Company’s and Ms. Varni’s performance; (3) a grant of RSUs for shares of the Company’s Class A Common Stock, with vesting over four-years of one-fourth of the units subject thereto on the first anniversary of the grant date and 1/48 of the units subject thereto on the first day of each subsequent month, in an amount determined by dividing her base salary by the market price on the day of grant, subject to Board approval; (4) participation in the Company’s long-term incentive program; and (5) vacation and other benefits generally available to other senior executives of the Company. Ms. Varni also participated in the Company’s LTIP in 2022 being eligible to receive an equity award commensurate with other senior executives in the Company, split between time-based RSUs and performance-based PSUs.

In connection with Ms. Varni’s departure, on November 5, 2022, Ms. Varni signed a Separation Agreement and General Release (the “Separation Agreement”). The terms of the Separation Agreement provide she shall receive unpaid base salary, eligible unpaid expense reimbursements, and her vested 401(k) plan account balance. She also will receive as severance benefits (i) $206,000 over a 26 week period in accordance with the Company’s regular payroll practices subject to withholding taxes, (ii) an additional lump sum of $14,000 paid within thirty (30) days, and (iii) medical, dental, and vision coverage under COBRA, to the same extent as if she remained an employee, if she is qualified for and elects continuing coverage under COBRA and the Company is able to deduct her share of the payment from the payments made to her under (i) above. Upon her termination without cause, all unvested RSUs and PSUs were forfeited and cancelled.

Potential Payments upon Termination or Change-in-Control

Mr. DeMartini is the only individual that has a provision in his employment agreement covering severance payments. Please see the DeMartini Amended and Restated Employment Agreement above and described further below.

If the Company provides less than thirty days’ prior written notice of termination, other than in the case of a termination for Cause, as defined in the Amended and Restated DeMartini Employment Agreement, Mr. DeMartini will be entitled to receive his base salary through the end of a 30-day period following the date on which written notice is provided to him. In addition, if Mr. DeMartini’s employment is terminated without Cause by the Company or he resigns for Good Reason outside a Change in Control Period, both as defined in the Amended and Restated DeMartini Employment Agreement, then he shall be entitled to receive the following: (i) any accrued and unpaid base salary through the termination date; (ii) any eligible unpaid expense reimbursements; and (iii) all other accrued and vested payments and benefits to which he is entitled in accordance with the terms and conditions of the applicable compensation or benefit plan, program or arrangement of the Company (collectively, items (i) through (iii) are referred to as the “Accrued Benefits”). In addition, subject to his execution of a general release of claims, and subject to Sections 26 and 27 of the Amended and Restated Employment Agreement, Mr. DeMartini shall be entitled to (i) an amount equal to his annual base salary, payable in substantially equal installments over twelve (12) months in accordance with the Company’s regular payroll practices, (ii) any earned but unpaid annual bonus for the year preceding the year of termination to be paid at same time earned annual bonuses are paid to other senior executives, (iii) the vesting of his outstanding Company unvested equity awards that vest based on continued service or employment pro-rata through the period ending on the his date of termination, and (iv) subject to his timely election of COBRA coverage, payment of the COBRA premiums for him and his eligible dependents for twelve (12) months.

If Mr. DeMartini’s employment is terminated without Cause by the Company or he resigns for Good Reason during a Change in Control Period, then, in lieu of the severance benefits described above, he shall be entitled to receive the Accrued Benefits and, subject to his execution of a general release of claims and subject to Sections 26 and 27 of the Amended and Restated DeMartini Employment Agreement, he shall be entitled to (i) an amount equal to his annual base salary, payable in substantially equal installments over eighteen (18) months in accordance with the Company’s regular payroll practices, (ii) any earned but unpaid annual bonus for the year preceding the year of termination to be paid at same time earned annual bonuses are paid to other senior executives, (iii) the fully accelerated vesting of his outstanding Company equity awards that vest based on continued service or employment so that such awards shall be become fully vested as of his date of termination, and (iv) subject to his timely election of COBRA coverage, payment of the COBRA premiums for him and his eligible dependents for eighteen (18) months. The Change in Control Period is the period 6 months before and 12 months after a Change in Control as defined in the Amended and Restated DeMartini Employment Agreement.

The 2017 Plan, under which officers of the Company have received stock options, RSUs and PSUs, provides that in the event of a change-in-control that the Human Capital & Compensation Committee in its sole discretion may make equitable adjustments that include providing for an acceleration of exercisability and providing for a time period for exercise before a change-in-control. The Human Capital & Compensation Committee also has discretion to cancel awards under the 2017 Plan and to pay cash or other compensation for the value thereof to holders, so long as such cancellation or termination does not materially affect the rights of any participant in the 2017 Plan. Generally, the individual grant agreements for awards made under the 2017 Plan provide that in the event of a change in control the terms of the 2017 Plan control.

For officers who do not have severance provisions in an employment agreement, the Company’s severance policy is to pay 14 weeks plus one week for each completed year of service of base salary. Such severance may be paid out over the time period commensurate with the amount of the severance in installments coinciding with the Company’s regular payroll.

Vested options will remain exercisable for one year for an executive officer whose employment is terminated by reason of death or disability, but no later than the expiration of the option.

The following table shows the estimated benefits payable upon a hypothetical termination of employment under various termination scenarios as of December 31, 2022.

	Termination Without Cause				Termination on Change in Control
Name	Severance	Other(2)		Total	Severance	Other(2)		Total
Robert T. DeMartini	$736,667	$235,909		$972,575	$737,667	$994,179		$1,730,846
Bennett L. Nussbaum	672,527	—		672,527	672,527	—		672,527
John J. Roddy IV	113,942	—		113,942	113,942	20,856		134,798
Eric S. Haynor	127,885	135,993	(3)	263,878	127,885	135,993	(3)	263,878
Casey K. McGarvey	212,692	—		212,692	212,692	9,762		222,454
Patrice A. Varni(1)	220,000	3,096		223,096	—	—		—

(1)	Represents actual severance payments to Ms. Varni upon her leaving the Company on October 18, 2022.
(2)	Includes certain equity awards that vest per the termination provisions and have value as of December 31, 2022.
(3)	Pursuant to Mr. Haynor’s offer letter, represents the guaranteed 100% achievement of his short-term cash bonus prorated for the number of months worked in 2022.

Governance

Stock Ownership Guidelines

Our Senior Management and Independent, Non-Employee Directors Stock Ownership Guidelines, adopted November 12, 2020, require our NEOs and others to retain a certain level of equity granted to them. All participants in our long-term incentive plan who receive equity grants under our 2017 Plan are subject to these stock ownership guidelines. These guidelines require that 2017 Plan participants hold vested equity valued at a multiple of their base salary. Equity is valued at any point in time using a twenty-day volume weighted average share price. For the CEO, the multiple is 5X base salary, and for other NEOs and other senior leadership, it is 3X base salary. For non-executive directors the multiple is 3X annual cash compensation. The multiple is 1X base salary for all other 2017 Plan participants subject to the stock ownership guidelines. The deadline to hold equity valued at the respective multiple of base salary is the later of five years from November 12, 2020, or the date when equity first was granted under the 2017 Plan. Granted equity must be held and not sold by each recipient until the guideline threshold is met and thereafter equity must be held in a quantity at or above the threshold. These are guidelines that are within the discretion of the Board to adjust, such as to accommodate individual circumstances and unanticipated occurrences.

Clawback Policy

Our Incentive Compensation Clawback Policy, adopted May 5, 2020, sets out the terms under which we may seek to recover performance-based compensation from our officers. The purpose of the policy is to enable the Company to recoup performance-based compensation that is paid but it is subsequently determined not to have been earned. The Company may recoup all annual and long-term incentives with features based on the Company’s financial performance, whether paid in cash or equity. The policy provides for the recovery of incentive-based compensation awarded or paid to a NEO based on a performance measure that subsequently was restated, other than for changes in accounting rules, resulting in performance that would reduce the size of the award or payment. It also applies to all officers of the Company for willful commission or omission of an act which is illegal, fraudulent, intentionally or recklessly tortious or a bad faith breach of an employment duty that causes financial or reputational harm to the Company. The policy is administered with business judgment that takes into account various factors, such as the importance of a restated metric to the business, relative importance to other metrics, the size of the adjustment, the seriousness of the misconduct, the employee’s role and opportunity to avoid harm, the prompt disclosure of the act or omission, and any other factors that are deemed to be relevant. Discretion also is applied in determining the amount of recovery considering for example the harm suffered by the Company and the deterring effect in preventing repeated occurrences. We are aware that new rules regarding clawback policies were recently adopted, and we intend to review and update our current policy, if and as needed, to be compliant with these new rules when they become effective.

Annual Compensation Risk Assessment

The Human Capital & Compensation Committee regularly monitors and annually reviews our executive compensation program to determine whether the elements of the program are consistent with our executive compensation objectives and principles. As part of this, the Human Capital & Compensation Committee evaluates whether the Company’s risk management objectives are being met with respect to the executive compensation program and our compensation programs as a whole. If the elements of the program are determined to be inconsistent with our objectives and principles, or if any incentives are determined to encourage risks that are reasonably likely to have a material adverse effect on the Company, the elements are adjusted as necessary.

Following the Human Capital & Compensation Committee’s annual review in 2022, it was concluded that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, the Human Capital & Compensation Committee considered the following:

Program Attribute		Risk-Mitigating Effect

●	Compensation mix between fixed and variable components and levels, and the balance between short-term and long-term variable compensation	●	Competitive levels of fixed compensation eliminate any day-to-day personal concerns, while variable compensation ensures our executives are appropriately motivated and rewarded both in the short and long-term
●	The quality and reasonableness of incentive plan performance goals and payout formulas	●	Threshold, target and maximum performance and payout levels and funding formulas beginning with lower thresholds increasing to stretch goals that are set within reach, mitigate the likelihood of excessive risk taking in order to achieve a compensation result
●	The nature and breadth of the performance metrics that govern incentive compensation throughout the Company	●	Encourages executives to avoid sacrificing short-term performance for long-term performance and vice versa
●	The existence of a clawback policy	●	Subjects executives to a requirement to surrender any undue incentive compensation that was paid on the basis of financial results that were required to be restated (other than as a result of a change in the applicable accounting rules or interpretations) or when there is wrongful conduct
●	The existence of robust share ownership guidelines	●	Provides a clear link between the economic interests of executives and shareholders over the long-term
●	Use of independent compensation consultant that performs no other services for the Company	●	Helps ensure advice will not be influenced by conflicts of interest

Tax Considerations in Compensation Decisions

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain covered executives to the extent such compensation exceeds $1.0 million per covered officer in any year. While the Human Capital & Compensation Committee considers the deductibility of executive compensation under Section 162(m) when evaluating particular compensation programs in the context of the Human Capital & Compensation Committee’s broader compensation objectives and overall compensation philosophy, the Human Capital & Compensation Committee understands that it is possible that the compensation payable to our NEOs will exceed the $1.0 million limit under Section 162(m). We believe that in establishing the cash and equity incentive compensation programs for our NEOs, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more NEOs with the opportunity to earn incentive compensation, whether through annual cash incentive programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the NEOs essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Executive Compensation

Summary Compensation Table

The following table summarizes compensation information about our NEOs as of December 31, 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation(6)	All Other Compensation(7)	Total
Robert T. DeMartini	2022	$650,000	$—	$1,154,370	(1)	$413,659	(1)	$—	$12,373	$2,230,402
Chief Executive Officer	2021	—	—	445,210	(1)	—		—	—	445,210
Bennett L. Nussbaum	2022	—	—	—		11,692	(5)	—	1,000,000	1,011,692
Interim Chief Financial Officer(2)	2021	—	—	—		18,759	(5)	—	220,968	239,727
John J. Roddy IV	2022	388,077	—	344,630	(3)	—		—	160,006	892,713
Chief People Officer(8)	2021	60,865	—	182,497	(3)	—		—	4,335	247,698
Eric S. Haynor	2022	264,904	—	406,182	(3)	—		135,993	156,269	963,348
Chief Operations Officer(9)
Casey K. McGarvey	2022	389,808	—	206,780	(3)	—		—	15,374	611,962
Chief Legal Officer	2021	375,962	—	188,331	(3)	—		—	40,888	605,181
	2020	371,344	—	—		75,256	(4)	238,137	15,288	700,025
Patrice A. Varni	2022	331,785	—	215,679	(3)	—		—	268,790	816,254
Chief Marketing Officer(10)	2021	238,462	—	366,910	(3)	—		—	4,431	609,803

Notes

(1)	Mr. DeMartini was appointed the acting Chief Executive Officer on December 13, 2021 and began his employment on January 3, 2022. He was granted RSUs in December 2021 pursuant to the terms of his employment agreement. The RSUs include shares that vest in six equal installments over a six-month period beginning on February 3, 2022. On March 1, 2022, Mr. DeMartini was appointed to be the Company’s Chief Executive Officer on a permanent basis. On March 19, 2022, in connection with Mr. DeMartini’s appointment as chief executive officer, the Company and Mr. DeMartini entered into the Amended and Restated DeMartini Employment Agreement, effective March 19, 2022. Per the new agreement, the final three installments of the RSUs issued in 2021 were cancelled and Mr. DeMartini was granted 205,000 RSUs and 205,000 stock options, restricted only by continuing employment, with the remaining 295,000 RSUs and 295,000 stock options granted, also restricted by continuing employment, being additionally subject to the condition that the effectiveness of the grant is dependent upon the approval of certain amendments to the 2017 Plan by the shareholders at the 2023 Annual Meeting. The vesting terms for these grants have been structured so that, in the aggregate, 333,332 RSUs and stock options will vest in 2023, 333,334 RSUs and stock options will vest in 2024 and 333,334 RSUs and stock options will vest in 2025, if shareholder approval is received for the portion of RSUs and stock options that are subject to that approval. The value represents the grant date fair value calculation as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such grant date fair value does not take into account the remaining 295,000 RSUs and 295,000 stock options granted that are subject to the condition that certain amendments to the 2017 Plan be approved by the shareholders at the 2023 Annual Meeting. Nor does it include any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 18, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

(2)	Mr. Nussbaum was appointed as the Interim Chief Financial Officer on August 18, 2021. Pursuant to terms of his consultant agreement, he is paid $50,000 per month for his services which is included as “Other Compensation.”

(3)	The value represents the aggregate grant date fair value of RSUs and PSUs as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the awards reported in this column, refer to Note 18, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

(4)	The value represents the aggregate grant date fair value of awarded options as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 18, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

(5)	The value represents the aggregate grant date fair value of stock appreciation rights (“SARS”) as computed in accordance with FASB ASC Topic 718. On August 19, 2022, Mr. Nussbaum was awarded SARS on 20,000 shares of Class A common stock with a strike price of $6.10 per share. The vesting date is December 31, 2023. On December 13, 2021, Mr. Nussbaum was awarded SARS on 20,000 shares of Class A common stock with a strike price of $26.00 per share with the appreciation right not to exceed $10.00 per share. The vesting date was August 19, 2022. On December 13, 2021, he was also awarded SARS on 20,000 shares of Class A common stock with a strike price of $12.60 per share and a vesting date of August 19, 2022. Both awards were to be settled in cash.

(6)	The figure shown for Mr. McGarvey represents cash bonus amounts earned in connection with the achievement of certain financial and operational objectives established under the Company’s short-term incentive program. This compensation is subject to the clawback policy. See the discussion under the heading “Governance Policies and Guidelines — Incentive Compensation Clawback Policy” above for additional details regarding our clawback policy. The figure shown for Mr. Haynor represents the guaranteed 100% achievement of his short-term cash bonus prorated for the number of months worked in 2022.

(7)	“All other compensation” for fiscal 2022 is comprised of the following:

For Mr. DeMartini, $12,373 related to the Company’s contribution to the employee 401(k) retirement plan.

For Mr. Nussbaum, $50,000 per month for his services, $200,000 in non-discretionary additional compensation and $200,000 in discretionary additional compensation, pursuant to terms of his consultant agreement.

For Mr. Roddy, $80,000 for payments of a sign-on bonus, $64,900 in housing stipends and $15,106 related to the Company’s contribution to the employee 401(k) retirement plan.

For Mr. Haynor, $134,343 for payments of relocation expenses, $17,471 in housing stipends and $3,053 related to the Company’s contribution to the employee 401(k) retirement plan.

For Mr. McGarvey, $15,250 related to the Company’s contribution to the employee 401(k) retirement plan and $124 related to other non-cash compensation upon the gifting of certain company products.

For Ms. Varni, $206,000 in severance payments relating to her termination, representing six months base salary to be paid out in equal bi-weekly installments over a six-month period, $49,769 of accrued but unused vacation paid out in cash upon termination, $492 in insurance COBRA payments, $12,200 related to the Company’s contribution to the employee 401(k) retirement plan and $330 related to other non-cash compensation upon the gifting of certain company products.

“All other compensation” for fiscal 2021 is comprised of the following:

For Mr. Nussbaum, $220,968 pursuant to terms of his consultant agreement which paid $50,000 per month for his services beginning August 19, 2021.

For Mr. Roddy, $4,335 representing payments in housing stipends.

For Mr. McGarvey, $22,328 representing payment for accrued but unused paid time off, $15,231 related to the Company’s contribution to the employee 401(k) retirement plan and $3,329 related to other non-cash compensation upon the gifting of certain company products.

For Ms. Varni, $4,307 related to the Company’s contribution to the employee 401(k) retirement plan and $124 related to other non-cash compensation upon the gifting of certain company products.

“All other compensation” for fiscal 2020 is comprised of the following:

For Mr. McGarvey, $14,250 related to the Company’s contribution to the employee 401(k) retirement plan and $1,038 related to other non-cash compensation upon the gifting of certain company products.

(8)	Mr. Roddy joined the Company as Chief People Officer on October 25, 2021.

(9)	Mr. Haynor joined the Company as Chief Operating Officer on June 6, 2022.

(10)	Ms. Varni joined the Company as Chief Marketing Officer on May 24, 2021 and left the Company on October 18, 2022.

Grants of Plan-Based Awards

The following table provides information on awards in fiscal 2022 to each of the Company’s NEOs. There can be no assurance that the Grant Date Fair Value of the Stock Awards, as listed in this table, will ever be realized. These Grant Date Fair Value amounts also are included in the “Stock Awards” column of the Summary Compensation Table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Options (#)	Awards ($ / Sh)	Awards ($)(1)

Robert T. DeMartini	03/25/2022	(2)	—	—	—	—	—	—	—	111,470	6.82	275,201
	03/25/2022	(2)	—	—	—	—	—	—	111,470	—	—	704,490
	06/02/2022	(2)	—	—	—	—	—	—		93,530	6.82	138,638
	06/02/2022	(2)	—	—	—	—	—	—	93,530	—	—	449,879
Bennett L. Nussbaum	08/19/2022	(3)	—	—	—	—	—	—	—	20,000	6.10	11,692
John J. Roddy IV	05/26/2022	(4)	49,375	197,500	271,563	—	—	—	—	—	—	—
	05/26/2022	(5)	—	—	—	10,523	42,090	42,090	—	—	—	—
	05/26/2022	(6)	—	—	—	—	—	—	31,966	—	—	181,097
Eric S. Haynor	—		—	—	—	—	—	—	—	—	—	—
Casey K. McGarvey	05/26/2022	(4)	49,375	197,500	271,563	—	—	—	—	—	—	—
	05/26/2022	(5)	—	—	—	6,314	25,254	25,254	—	—	—	—
	05/26/2022	(6)	—	—	—	—	—	—	19,198	—	—	108,661
Patrice A. Varni	05/26/2022	(4)	51,500	206,000	283,250	—	—	—	—	—	—	—
	05/26/2022	(5)	—	—	—	6,585	26,341	26,341	—	—	—	—
	05/26/2022	(6)	—	—	—	—	—	—	20,024	—	—	113,336

(1)	The grant date fair value calculations are computed in accordance with FASB ASC Topic 718 with respect to the RSUs or stock options awarded in fiscal 2022. RSUs include shares that vest with the passage of time and shares that vest upon achievement of a performance condition. The estimated fair value of the RSUs with a performance condition were measured on the grant date and incorporated the probability of vesting occurring. A discussion of the relevant assumptions made in the valuation of these awards can be found in Note 18, Equity Compensation Plans of the footnotes to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023.

(2)	Stock option awards granted on March 25, and June 2, 2022 with an exercise price of $6.82 that vest in three annual installments over a three-year period beginning on March 25, 2022. RSU awards granted on March 25, and June 2, 2022 that vest in three annual installments over a three-year period beginning on March 25, 2022.

(3)	SARS award granted on August 19, 2022 that stipulates if service with the Company continues until December 31, 2023 and the volume weighted average price per share of our Class A Common Stock during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $6.10 per share, the Company will pay a cash payment equal to the amount per share in excess of $6.10 per share, multiplied by a factor of 20,000. The award shall be settled in cash.

(4)	Pursuant to terms of STIP. See Short-term (Cash) Incentive Compensation Plan on page 16.

(5)	PSU award granted on May 26, 2022 with vesting on March 15, 2025 contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.

(6)	RSU award granted on May 26, 2022 with one-third of the shares vesting on March 15, 2023, one-third on March 15, 2024 and one-third on March 15, 2025.

Outstanding Equity Awards at Fiscal 2022 Year End

The following table describes outstanding equity awards held by the Company’s NEOs as of December 31, 2022.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(13)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(13)
Robert T. DeMartini	—		111,470	(1)	—		6.82	03/24/2027	—		—	—		—
	—		93,530	(2)	—		6.82	05/25/2027	—		—	—		—
	—		—		—		—	—	111,470	(3)	533,941	—		—
	—		—		—		—	—	93,530	(4)	448,009	—		—
Bennett L. Nussbaum	—		—		20,000	(5)	6.10	12/31/2023	—		—	—		—
John J. Roddy IV	—		—		—		—	—	4,354	(6)	20,856	—		—
	—		—		—		—	—	31,996	(7)	153,261	—		—
	—		—		—		—	—	—		—	12,128	(12)	58,093
	—		—		—		—	—	—		—	42,090	(14)	201,611
Eric S. Haynor	—		—		—		—	—	37,715	(8)	180,655	—		—
	—		—		—		—	—	—		—	70,043	(15)	335,506
Casey K. McGarvey	56,037	(9)	—		—		6.51	05/22/2024	—		—	—		—
	10,846	(10)	4,931		—		13.12	05/18/2025	—		—	—		—
	—		—		—		—	—	2,038	(11)	9,762	—		—
	—		—		—		—	—	19,198	(7)	91,958	—		—
	—		—		—		—	—	—		—	5,675	(16)	27,183
	—		—		—		—	—	—		—	25,254	(14)	120,967
Patrice A. Varni	—		—		—		—	—	—		—	—		—

(1)	Stock option awards granted on March 25, 2022 with an exercise price of $6.82 that vest in three annual installments over a three-year period beginning on March 25, 2022.
(2)	Stock option awards granted on June 2, 2022 with an exercise price of $6.82 that vest in three annual installments over a three-year period beginning on March 25, 2022.
(3)	RSU awards granted on March 25, 2022 that vest in three annual installments over a three-year period beginning on March 25, 2022.
(4)	RSU awards granted on June 2, 2022 that vest in three annual installments over a three-year period beginning on March 25, 2022.
(5)	SARS award granted on August 19, 2022 that stipulates if service with the Company continues until December 31, 2023 and the volume weighted average price per share of our Class A Common Stock during the thirty (30) trading days immediately preceding August 19, 2022 is in excess of $6.10 per share, the Company will pay a cash payment equal to the amount per share in excess of $6.10 per share, multiplied by a factor of 20,000. The award shall be settled in cash.
(6)	RSU awards granted on November 11, 2021 with one-third of the shares vesting on October 25, 2022, one-third on October 25, 2023 and one-third on October 25, 2024.
(7)	RSU awards granted on May 26, 2022 with one-third of the shares vesting on March 15, 2023, one-third on March 15, 2024 and one-third on March 15, 2025.
(8)	RSU award granted on June 6, 2022 with one-third of the shares vesting on June 6, 2023, one-third on June 6, 2024 and one-third on June 6, 2025.
(9)	Stock option awards granted on May 23, 2019 with one-fourth of the shares vesting on March 15, 2020, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(10)	Stock option awards granted on May 18, 2020 with one-fourth of the shares vesting on March 15, 2021, and 1/48 of the remaining shares vesting on the first day of each month thereafter.
(11)	RSU awards granted on August 11, 2021 with one-third of the shares vesting on March 15, 2022, one-third on March 15, 2023 and one-third on March 15, 2024.
(12)	PSU awards granted on November 11, 2021 with October 25, 2024 vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.
(13)	Calculated as unvested stock awards multiplied by $4.79, the closing market price of our Class A Common Stock on December 31, 2022.
(14)	PSU awards granted on May 26, 2022 with March 15, 2025 vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.
(15)	PSU awards granted on June 6, 2022 with June 6, 2025 vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.
(16)	PSU awards granted on August 11, 2021 with March 15, 2024 vesting contingent upon achievement of the 60-consecutive trading-day volume weighted average price of our Class A Common Stock meeting certain price targets. Performance share units will be earned in 25% increments that range from 0% to 100%.

Option Exercises and Stock Vested

The following table provides information on stock option exercises and vesting of stock awards for each of the Company’s named executive officers during the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Robert T. DeMartini	—	—	23,808	163,244
Bennett L. Nussbaum	—	—	—	—
John J. Roddy IV	—	—	2,177	8,534
Eric S. Haynor	—	—	—	—
Casey K. McGarvey	—	—	1,018	6,933
Patrice A. Varni	—	—	4,556	24,415

(1)	Value realized on vesting is based on the fair market value of our Class A common stock on the date of vesting.

Director Compensation

Compensation for non-employee directors is determined by the Board. In 2022, compensation earned by Robert T. DeMartini was earned in his capacity as a named executive officer and is described below. In May 2021, the Board determined that each of the Board Chair, Lead Independent Director and each other non-employee director receive annual retainers for Board service in the amounts of $225,000, $195,000 and $175,000, respectively, which shall be split 50% in cash and 50% in equity of the Company. In addition, the chair of the Audit Committee received incremental annual compensation of $15,000. The chair of the Human Capital & Compensation Committee received incremental annual compensation of $15,000 and the chair of the Nomination & Governance Committee received an incremental $10,000 in annual compensation. All such additional compensation to the chairs of the committees is paid in cash. The members of the non-standing Special Committee received incremental compensation of $15,000 per month, with the chair of the Special Committee receiving $20,000 per month.  All cash compensation for the annual retainers is paid quarterly in advance, the cash compensation for the non-standing Special Committee is paid quarterly in arrears while equity compensation is granted annually around the time of the Annual Meeting.

Our non-employee directors earned the following compensation for their service during our fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Pano T. Anthos(2)	87,500	88,299	—	—	—	175,799
Gary T. DiCamillo	163,000	98,390	—	—	—	261,390
Adam L. Gray(3)	97,500	88,299	—	—	—	185,799
Claudia Hollingsworth	153,000	88,299	—	—	—	241,299
Paul J. Zepf(2)	163,000	113,529	—	—	—	276,529
Dawn M. Zier	154,833	88,299	—	—	—	243,132

(1)	Equity compensation paid to directors is in the form of fully vested stock. The value reported was computed in accordance with FASB ASC Topic 718 by multiplying the number of shares issued times the closing trading price on the date of issuance.
(2)	Pursuant to the Cooperation Agreement, Pano Anthos and Paul Zepf resigned as directors on April 27, 2023.
(3)	All board compensation for Mr. Gray is paid to Coliseum Capital Partners, L.P. per Coliseum requirements.

Pay Ratio Disclosure

The following provides information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.

For fiscal year 2022, we determined that the total compensation of our median employee was $58,633, compared to our CEO’s total compensation of $2,230,402. Based on this information, the 2022 ratio of the annual total compensation of our CEO to our median employee’s annual total compensation was estimated to be 38 to 1.

In determining the median employee, we chose the payroll from December 16, 2022 to identify the population of employees. Our median employee was selected from the relevant employee population using W-2 wages, which was consistently applied across our employee population. In determining our median employee, we did not use any of the exemptions permitted under SEC rules. Similarly, we did not rely on any material assumptions, adjustments (e.g. cost-of-living adjustments) or estimates (e.g. statistical sampling) to identify our median employee or determine annual total compensation or any elements of annual total compensation of our median employee or former CEO.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure that removes the impact of certain non-cash and non-recurring costs. Management believes that the use of Adjusted EBITDA provides investors with additional useful information with respect to the impact of various adjustments, which we view as a better measure of our operating performance. Refer to the below table for the reconciliation of such non-GAAP financial measures to the most comparable GAAP financial measure.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP EBITDA and Adjusted EBITDA

A reconciliation of GAAP net income (loss) to the non-GAAP measures of EBITDA and adjusted EBITDA is provided below. EBITDA represents net income (loss) before interest expense, income tax (benefit) expense, other (income) expense, net, and depreciation and amortization. Adjusted EBITDA represents EBITDA excluding costs incurred due to stock-based compensation expense, product reserve, debt extinguishment, changes in the fair value of the warrant liability, nonrecurring legal fees, acquisition expenses, executive interim and search costs, severance costs, vendor separation fee, showroom opening costs, new production facility start-up costs, previous period sales tax liability and COVID-19 related expenses. We believe EBITDA and Adjusted EBITDA provide additional useful information with respect to the impact of various adjustments and provide meaningful measures of our operating performance.

(in thousands)	Year Ended December 31, 2022

GAAP net income (loss)	$(89,927)
Interest (income) expense	3,536
Income tax (benefit) expense	212,864
Other income (expense), net	(423)
Depreciation and amortization	17,487
EBITDA	143,537
Adjustments:
Debt extinguishment and change in fair value – warrant liability	(4,343)
Stock-based compensation expense	3,367
Vendor separation fee	3,136
Tax receivable agreement (income) expense	(161,970)
Legal fees	3,479
Acquisition expenses	3,859
Executive interim and search costs	5,180
Severance costs	2,786
Showroom opening costs	2,546
New production facility start-up costs	348
COVID-19 related expenses	331
Adjusted EBITDA	$2,256

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 relating to our equity compensation plan:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted- average Exercise Price of Outstanding Options and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders(1)	1,869,979	$8.68	1,377,379
Equity compensation plans not approved by stockholders(3)	183,515	—	—
Total	2,053,494	$8.68	1,377,379

(1)	A total of 4,100,000 shares of Class A common stock have been reserved for issuance under the 2017 Equity Incentive Plan. As of December 31, 2022, a total of 262,839 fully vested shares, 73,746 shares of restricted stock, 1,291,666 options to purchase shares of our Class A common stock and 1,094,370 RSUs and PSUs have been issued under the plan, net of forfeitures and cancellations.

(2)	Excludes the impact of service and market condition restricted stock units, which vest for no consideration.
(3)	Pursuant to employment agreements, inducement grants of 107,758 RSUs and PSUs were made to Eric S. Haynor on June 6, 2022 and 75,757 PSUs were made to Keira M. Krausz on November 11, 2022 outside of the 2017 Plan, in accordance with Nasdaq Listing Rule 5635(c).

Long Term Incentive Plan

Long-term equity incentives under our Board approved Long Term Incentive Plan (“LTIP”) are designed to motivate management to enable the Company to achieve sustained long-term performance improvements by linking a significant portion of compensation to shareholder returns. The Company issues awards of long-term equity compensation under the LTIP consistent with the objectives and philosophy of our compensation programs. Our LTIP is governed by the 2017 Plan, as amended, which was approved by our shareholders. Participation in the LTIP is limited to key employees who are employed to serve as Senior Vice Presidents, Vice Presidents or Senior Directors of the Company. Not all eligible employees are guaranteed to participate in the plan, as participation will be subject to Board discretion and approval. The LTIP is administered by the Human Capital & Compensation Committee as authorized by the Board.

Pursuant to the authority of the Board under the 2017 Plan, the Board generally grants long-term incentive awards under the LTIP annually in the first half of the year to motivate forward-looking, long-term performance and promote retention among our executive team. For 2022, the Company used three-year vesting time-based RSUs and performance-based PSUs which were awarded in May 2022.

The purpose of the LTIP is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees option awards in order to attract, retain and reward these individuals and strengthen the mutuality of interests between them and the Company’s stockholders.

Forms of Long-Term Incentives

RSUs generally vest ratably, annually over a three-year period on March 15, promote retention and motivate the participants to strive for share price appreciation. Holders of RSUs do not have voting rights or dividend participation rights until delivery of the underlying shares.

PSUs cliff-vest on March 15 of the third calendar year following the grant based on the achievement of certain specified performance targets. Up to the full amount of granted PSUs can vest, but less than the full amount also may vest depending on performance above a minimum threshold.

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

The aggregate number of shares of Class A common stock which may be issued or used for reference purposes under the 2017 Plan or with respect to which awards may be granted may not exceed 4,100,000, which was approximately 7.5% of our common stock following the completion of the Business Combination and currently is approximately 3.9% of our outstanding common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information known to us regarding the beneficial ownership of shares of Common Stock of the Company as of April 27, 2023, by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A Stock or Class B Stock as of April 27, 2023;

●	each of our current named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

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

	Class A Stock		Class B Stock		Voting Power
5% Stockholders, Directors, Executive Officers	Shares of Class A Stock Beneficially Owned(1)	Percentage of Outstanding Class A Stock Beneficially Owned	Shares of Class B Stock Beneficially Owned	Percentage of Outstanding Class B Stock Beneficially Owned	Percentage of Aggregate Outstanding Voting Power
Coliseum Investors(2)	46,814,450	44.6%	—	—	44.4%
FMR, LLC(3)	11,177,418	10.6%	—	—	10.6%
Robert T. DeMartini(4)	357,140	*	—	—	*
Bennett L. Nussbaum	—	*	—	—	*
Casey K. McGarvey(5)	249,991	*	95,000	21.2%	*
Jack Roddy(6)	26,842	*			*
Eric Haynor(7)	151,169	*			*
Patrice A. Varni(8)	3,123	*	—	—	*
S. Hoby Darling	—
Gary T. DiCamillo(9)	113,083	*	—	—	*
Adam L. Gray(2)	46,814,450	44.6%	—	—	44.4%
Claudia Hollingsworth(10)	41,833	*	—	—	*
Robert Carter Pate	—	*			*
D. Scott Peterson(11)	2,789,713	2.7%			2.6%
Erika Serow	—
Dawn M. Zier(12)	42,389	*	—	—	*
All directors and executive officers(13) (14 individuals)	50,742,938.55	48.3%	95,000	21.2%	48.1%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Purple Innovation, Inc. 4100 North Chapel Ridge Road, Suite 200, Lehi, Utah 84043.

(2)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Coliseum Investors is based solely on a Schedule 13D/A filed by Coliseum on April 21, 2023. According to the Schedule 13D/A, Coliseum and related entities beneficially own shares of Class A Stock as follows:

Entity	Shared Voting Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
Coliseum Capital Management, LLC	46,814,450	46,814,450	46,814,450
Coliseum Capital, LLC	38,285,173	38,285,173	38,285,173
Coliseum Capital Partners, L.P.	35,151,724	35,151,724	35,151,724
Coliseum Capital Co-Invest III, L.P.	3,133,449	3,133,449	3,133,449
Adam Gray	46,814,450	46,814,450	46,814,450
Christopher Shackelton	46,814,450	46,814,450	46,814,450

The business address of Coliseum and related persons and entities is 105 Rowayton Avenue, Rowayton, Connecticut 06853.

(3)	The information regarding the number of shares beneficially owned or deemed to be beneficially owned by FMR LLC is based solely on a Schedule 13G/A filed by FMR LLC on February 9, 2023. According to the Schedule 13G/A, FMR LLC and related entities beneficially own shares of Class A Stock as follows:

Entity	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
FMR LLC	11,176,732	—	11,177,418	—	11,177,418
Abigail P. Johnson	—	—	11,177,418	—	11,177,418

The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(4)	Consists of (i) 190,474 shares of Class A Stock, and (ii) 166,666 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days.

(5)	Shares of Class A Stock consists of (i) 86,136 shares of Class A Stock, (ii) 95,000 shares of Class A Stock issuable upon the exchange of Class B Stock, and (iii) 68,855 shares of Class A Stock issuable upon the exercise of employee stock options that are exercisable within 60 days.

(6)	Consists of 26,842 shares of Class A Stock.

(7)	Consists of (i)138,598 shares of Class A Stock, and (ii) 12,571 Restricted Stock Units that are scheduled to vest and convert into Class A Stock within 60 days.

(8)	Consists of 3,123 shares of Class A Stock as of Ms. Varni’s last day of employment. Ms. Varni left the Company on October 18, 2022.

(9)	Consists of 113,083 shares of Class A Stock.

(10)	Consists of 41,833 shares of Class A Stock held by i2CEO, LLC. Ms. Hollingsworth has voting and dispositive control over such securities held by i2CEO, LLC. Ms. Hollingsworth disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(11)	Consists of (i) 2,536,541 shares of Class A Stock held by the Scott and Christina Peterson 101 Trust, (ii) 191,786 shares of Class A Stock held by the Renaissance Charitable Foundation, Inc., (iii) 53,650 shares of Class A Stock held by Black Oak-Intellibed-Senior Debt Fund, LLC, (iv) 2.099 shares of Class A Stock held by Black Oak Fund3, LLC, and (v) 5,637 shares of Class A Stock held by Black Oak Alpha Equity Funds, LLC. Mr. Peterson has been nominated by the Board to stand for election at the 2023 Annual Meeting of Shareholders.

(12)	Consists of 42,389 shares of Class A Stock.

(13)	Includes all current officers and directors, including three additional executive officers not required to be listed above. Also includes D. Scott Peterson as a director nominee. Does not include former officers. Percentages based on 105,045,014 shares of Class A Stock and 448,279 shares of Class B Stock outstanding as of April 27, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Information regarding director independence is incorporated herein by reference from the material under the heading “Director Independence” under Item 10 of this Form 10-K/A.

Related Party Transactions

Coliseum Capital Management, LLC

Cooperation Agreement

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP, Coliseum Capital Co-Invest III, L.P. (“C-3”) and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of Coliseum, which is the investment manager of Blackwell and manages investment funds and accounts. Mr. Gray and his partner, Christopher Shackelton, share voting and dispositive control over securities held by CCP, C-3, CDF and Blackwell, which, other than C-3, were also the Lenders under the Credit Agreement entered into at the time of the Business Combination and as thereafter amended and restated.

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum on behalf of certain of its investment funds and managed accounts to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum for $4.35 per share in cash in an all-cash transaction. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. The Coliseum proposal was conditioned upon, among other things, the transaction being (a) negotiated by, and subject to the approval of, a Special Committee, (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of the shares of common stock not owned by Coliseum or other interested parties and (c) receipt of a waiver by the parties to the Tax Receivable Agreement dated February 2, 2018 agreeing to waive the change of control trigger contained therein and permit the Tax Receivable Agreement to remain in place following the closing of the transaction. The Special Committee was formed by the Board to determine the necessary actions to evaluate the Coliseum proposal and the course of action that is in the best interests of all the Company’s shareholders. On September 25, 2022, the Special Committee adopted that certain stockholder rights agreement by and between the Company and Pacific Stock Transfer Company to have the time and flexibility necessary to evaluate the Coliseum offer and to prevent a change of control without payment of an adequate control premium. In November 2022, the Special Committee informed Coliseum that its unsolicited bid was inadequate. On January 12, 2023, after the Special Committee was informed that Coliseum declined to increase the amount of the unsolicited bid, the Company issued a press release stating that the Special Committee had rejected the Coliseum proposal for not being in the best interests of the Company and its stockholders.

A dispute thereafter occurred between Coliseum and the Special Committee and Company, resulting in a lawsuit captioned Coliseum Capital Management, LLC v. DiCamillo et al., C.A. No. 2023-0220-PAF (the “Action”). After careful consideration by the Special Committee and negotiation with Coliseum, the Special Committee determined that it was advisable and in the best interests of the Company and its stockholders to enter into the Cooperation Agreement. Pursuant to the Cooperation Agreement, the Company increased the size of the Board from seven to eight directors; accepted the resignations of Pano Anthos and Paul Zepf as directors; appointed Adam Gray as Chair of the Board; appointed the New Directors as directors; and appointed Gary DiCamillo as chair of the Nomination & Governance Committee. Gary DiCamillo will continue to serve as Lead Independent Director. The Company has agreed to nominate the New Directors and the incumbent directors for election at the 2023 Annual Meeting and to nominate D. Scott Peterson for election as a director at the 2023 Annual Meeting to fill the seat of Dawn Zier, who on February 9, 2023, notified the Company that she will not stand for re-election at the 2023 Annual Meeting. In addition, the Company agreed to (i) amend its Corporate Governance Guidelines for Operation of the Board of Directors and adopt a Lead Independent Director Charter to provide for the responsibilities of the Lead Independent Director; (ii) amend the Company’s Second Amended and Restated Bylaws to include references to the Company’s Lead Independent Director Charter; (iii) terminate the stockholder rights agreement adopted by the Company on September 25, 2022 and agree not to adopt a new stockholder rights agreement without Coliseum’s prior consent during the term of the Cooperation Agreement; (iv) cause all outstanding PRPLS to be redeemed and agree not to issue any similar security or take any other action that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS during the term of the Cooperation Agreement; and (v) terminate the Special Committee of the Board of the Company created on September 25, 2022 Each party has agreed to release the other party from all claims against the other arising from the facts underlying the Action and Coliseum agreed to dismiss the Action.. In addition, pursuant to the Cooperation Agreement the Company will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with the Action, provided that such amount shall not exceed $4 million in the aggregate. The Cooperation Agreement also confirmed that the Subscription Agreement (the “Subscription Agreement”) between the Company and Coliseum dated February 1, 2018, is not waived, amended, or affected by the Cooperation Agreement.

Furthermore, pursuant to the Cooperation Agreement, at the 2023 Annual Meeting and the 2024 Annual Meeting, Coliseum will cause all of the common stock that Coliseum or any of its affiliates has the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause. Coliseum has agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding Common Stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions. Further, Coliseum has agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

February 2023 Public Offering

In addition, in February 2023, the Company completed an underwritten public offering (the “February 2023 Offering”) of 13,400,000 shares of Class A Stock at a public offering price of $4.50 per share. After deducting estimated offering expenses and underwriter discounts, the Company received net proceeds of approximately $57.0 million. Pursuant to its pre-emptive rights under the Subscription Agreement, Coliseum purchased from the underwriters in the February 2023 Offering its pro rata share of the shares of Class A Stock sold by the underwriters.

May 2021 Resale

In May 2021, CCP, CDF, and Blackwell (collectively, the “Coliseum Entities”) completed an underwritten secondary public offering of shares of the Company’s Class A Stock. Under the terms of the registration rights agreement between the Company and the Coliseum Entities dated February 2, 2018, pursuant to which the resale of the shares of Class A Stock was registered, the Company was obligated to pay the underwriting discounts and commissions incurred by the Coliseum Entities in connection with the sale. On May 21, 2021, the Company paid approximately $7.7 million in underwriting discounts and commissions relating to the sale by the Coliseum Entities.

Policies and Procedures for Related Person Transactions

Our Audit Committee must review and approve any related person transaction we propose to enter. Our Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential, or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the company and our stockholders. A summary of such policies and procedures is as follows:

Any potential related party transaction that is brought to the Audit Committee’s attention will be analyzed by the Audit Committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At each of its meetings, the Audit Committee will be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party.

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

Any member of the Audit Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the transaction, but may, if requested by the Chair of the Audit Committee, participate in some or all the Audit Committee’s discussions of the transaction. Upon completion of its review of the transaction, the Audit Committee may determine whether to permit or to prohibit the transaction.

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

Fees Paid to Auditors

The following table presents fees for professional services rendered by our principal accountants over the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q and 10-K, and fees billed for other services. BDO USA, LLP was our principal accountant as of December 31, 2022.

(in thousands)	2022	2021
Audit fees(1)	$1,918	$1,763
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,918	$1,763

(1)	Audit Fees consist of fees for the audit of the Company’s annual financial statements for 2022 and 2021 and services in connection with registration statements filed in 2022 and 2021. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q and for consent or comfort letter procedures performed in conjunction with registration statements or completing financial transactions during the respective fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549 at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated November 2, 2017, by and among Global Partner Acquisition Corp., PRPL Acquisition, LLC, Purple Innovation, LLC, InnoHold, LLC and Global Partner Sponsor I LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 3, 2017)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 8, 2018, by and among Global Partner Acquisition Corp., Purple Innovation, LLC, PRPL Acquisition, LLC and other parties named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on January 8, 2018)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated May 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated June 14, 2018, by and among Purple Innovation, Inc., Purple Innovation, LLC, Global Partner Sponsor I LLC and InnoHold, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 9, 2018)
2.5#	Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on December 15, 2022).
3.3	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.4	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2	Form of Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
4.4	Stockholder Rights Agreement, dated as of September 25, 2022, by and between the Company and Pacific Stock Transfer Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.7	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.8+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Tony Pearce (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9+	Employment Agreement, dated February 2, 2018, between Purple Innovation, Inc. and Terry Pearce (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.12	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.14	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.15†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.16+	Option Grant Agreement dated February 21, 2019 between Purple Innovation, Inc. and John Legg (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.17	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.18	Statement of Work agreement dated March 1, 2019 by and between Purple Innovation, Inc. and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.19	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.20+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.21	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)
10.22	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.23	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)
10.24	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 14, 2020)
10.25	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.26	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.27	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.28	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.29	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.30	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.31	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.32+	Indemnification Agreement between Purple Innovation, Inc. and Paul Zepf dated August 18, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)

10.33	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.34	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.35	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
10.36	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.37	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.38+	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.39+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.40+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.41+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.42+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.43	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 1, 2022).
10.44+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.45	Second Amendment to the 2020 Credit Agreement dated March 23, 2022 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 24, 2022).
10.46+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).
10.47+	Purple Innovation, Inc. 2022 Short-Term Cash Incentive Plan, dated as of May 26, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 1, 2022).
10.48+	Second Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated June 2, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 3, 2022).
10.49+	Second Consultancy Agreement, dated as of August 11, 2022, by and among Bennett Nussbaum and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 16, 2022).
10.50+	Separation Agreement entered into between Purple Innovation, LLC and Patrice Varni dated November 5, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 8, 2022).
10.51	Fifth Amendment to the 2020 Credit Agreement dated February 17, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 21, 2023).
10.52	Cooperation Agreement dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on April 21, 2023).
14.1	Code of Ethics of Purple Innovation, Inc. (incorporated by reference into Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 11, 2021)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
24.1	Power of Attorney (included on signature page) (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

May 1, 2023	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)