Form 10-Q
period 2023-03-31
Purple Innovation, Inc.
filed 2023-05-10
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 9, 2023, 105,065,112 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 428,280 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

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

In addition, we maintain copyrights, many of which are registered, to past and present versions of purple.com, onpurple.com, equapressure.com, wondergel.com, marketing content, blogs, logos, graphics, videos and other marketing and promotional materials promoting our products.

We protect and enforce our intellectual property rights, including through litigation as necessary.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$54,530	$41,754
Accounts receivable, net	14,442	34,566
Inventories, net	87,681	73,197
Prepaid expenses	7,537	7,821
Other current assets	4,598	4,117
Total current assets	168,788	161,455
Property and equipment, net	134,094	136,673
Operating lease right-of-use assets	101,593	102,541
Goodwill	4,897	4,897
Intangible assets, net	24,304	26,221
Other long-term assets	2,856	1,546
Total assets	$436,532	$433,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,835	$46,441
Accrued sales returns	4,118	5,107
Accrued compensation	9,666	6,691
Customer prepayments	2,853	4,452
Accrued sales and use tax	1,377	2,978
Accrued rebates and allowances	2,982	9,804
Operating lease obligations – current portion	14,129	13,708
Other current liabilities	7,639	8,130
Total current liabilities	89,599	97,311
Debt	—	23,657
Operating lease obligations, net of current portion	115,306	115,599
Other long-term liabilities, net of current portion	17,752	17,876
Total liabilities	222,657	254,443
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 105,045 issued and outstanding at March 31, 2023 and 91,380 issued and outstanding at December 31, 2022	11	9
Class B common stock; $0.0001 par value, 90,000 shares authorized; 448 issued and outstanding at March 31, 2023 and 448 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	587,753	529,466
Accumulated deficit	(374,814)	(351,514)
Total stockholders’ equity attributable to Purple Innovation, Inc.	212,950	177,961
Noncontrolling interest	925	929
Total stockholders’ equity	213,875	178,890
Total liabilities and stockholders’ equity	$436,532	$433,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenues, net	$109,372	$143,179
Cost of revenues	66,149	91,553
Gross profit	43,223	51,626
Operating expenses:
Marketing and sales	38,173	49,959
General and administrative	23,667	17,888
Research and development	3,372	2,143
Total operating expenses	65,212	69,990
Operating loss	(21,989)	(18,364)
Other income (expense):
Interest expense	(202)	(1,023)
Other income, net	73	17
Loss on extinguishment of debt	(1,217)	—
Change in fair value – warrant liabilities	—	3,928
Total other income (expense), net	(1,346)	2,922
Net loss before income taxes	(23,335)	(15,442)
Income tax benefit (expense)	(72)	1,811
Net loss	(23,407)	(13,631)
Net loss attributable to noncontrolling interest	(107)	(129)
Net loss attributable to Purple Innovation, Inc.	$(23,300)	$(13,502)

Net loss per share:
Basic	$(0.24)	$(0.20)
Diluted	$(0.24)	$(0.20)
Weighted average common shares outstanding:
Basic	98,404	67,058
Diluted	98,852	67,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(351,514)	$177,961	$929	$178,890
Net loss	—	—	—	—	—	(23,300)	(23,300)	(107)	(23,407)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Vesting of restricted stock units	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(374,814)	$212,950	$925	$213,875

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(13,502)	(13,502)	(129)	(13,631)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Vesting of restricted stock units	25	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(275,327)	$225,505	$780	$226,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,407)	$(13,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,883	3,842
Non-cash interest	270	148
Change in fair value – warrant liabilities	—	(3,928)
Loss on extinguishment of debt	1,217	—
Stock-based compensation	1,192	542
Deferred income taxes	—	(1,912)
Changes in operating assets and liabilities:
Accounts receivable	20,124	(3,576)
Inventories	(14,484)	(7,136)
Prepaid expenses and other assets	903	1,021
Operating leases, net	1,076	418
Accounts payable	1,223	(15,900)
Accrued sales returns	(989)	(1,970)
Accrued compensation	2,889	2,757
Customer prepayments	(1,599)	(5,993)
Accrued rebates and allowances	(6,822)	(3,160)
Other accrued liabilities	(1,979)	4,197
Net cash used in operating activities	(13,503)	(44,281)

Cash flows from investing activities:
Purchase of property and equipment	(2,943)	(12,631)
Investment in intangible assets	(155)	(447)
Net cash used in investing activities	(3,098)	(13,078)

Cash flows from financing activities:
Payments on term loan	(24,656)	(2,531)
Payments on revolving line of credit	—	(55,000)
Payments for debt issuance costs	(2,898)	(1,242)
Proceeds from stock offering	60,300	98,210
Payments for public offering costs	(3,100)	(5,315)
Tax receivable agreement payments	(269)	(5,847)
Proceeds from exercise of stock options	—	166
Net cash provided by financing activities	29,377	28,441

Net increase (decrease) in cash	12,776	(28,918)
Cash, cash equivalents and restricted cash, beginning of the year	41,754	91,616
Cash, cash equivalents and restricted cash, end of the period	$54,530	$62,698

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$(39)	$863
Cash paid during the period for income taxes	$43	$44

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,397	$4,730
Accrued distributions	$—	$228

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2023, Purple Inc. held 99.6% of the common units of Purple LLC and other Purple LLC Class B Unit holders held 0.4% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B units held 0.4% of the economic interest in Purple LLC as of March 31, 2023. For further discussion see Note 16— Stockholders’ Equity.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for credit losses, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in a business combination, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. This standard was adopted utilizing a modified retrospective approach. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Underwritten Offering of Class A Common Stock

In February 2023, the Company completed an underwritten offering of 13.4 million shares of Class A common stock at a price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $3.1 million, totaled $57.2 million.

4. Acquisition

On August 31, 2022, pursuant to the Merger Agreement, the Company acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. The addition of Intellibed is expected to increase product offerings to customers, expand market opportunities, capitalize on synergies of the combined companies, and increase opportunities for innovation. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property licensed to Intellibed and more fully capitalize on growing demand for products with gel technologies.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The fair value of effective settlement of preexisting relationships includes $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income (expense), net in the consolidated statement of operations for the year ended December 31, 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation at both March 31, 2023 and December 31, 2022.

The Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective preliminary estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed required management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and asset lives, among other items. While the Company used its best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. Due to the close proximity of the acquisition date to the Company’s reporting date, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of March 31, 2023, the Company had not finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, income tax provision, intangible assets and the residual amount allocated to goodwill. Consequently, during the measurement period, which could be up to one year from the acquisition date, the Company may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments will be reflected in the Company’s consolidated statement of operations.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company believes the amount of goodwill resulting from the purchase price allocation is primarily attributable to expected synergies from the assembled workforce, an increase in development capabilities, increased offerings to customers, expanded market opportunities, and enhanced opportunities for growth and innovation. Goodwill is not being amortized but instead is tested for impairment at least annually or more frequently if certain indicators of impairment are present. In the event that goodwill becomes impaired, the Company will record an expense for the amount impaired during the quarter in which the determination is made. The goodwill recorded is not deductible for income tax purposes.

The two identified definite lived intangible assets, comprised of customer relationships and developed technology, are being amortized over their estimated useful lives of ten and two years, respectively. The customer relationships intangible asset represents the estimated fair value of the underlying relationships with Intellibed customers, valued utilizing the multi-period excess earnings method. The developed technology intangible represents the fair value of Intellibed industry-specific cloud and mobile software and related technologies, valued using the cost to recreate method.

The cash, cash equivalents and restricted cash balance acquired included $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company that will end on August 31, 2023. The purpose of the escrow cash amount was to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities are less than estimated, any excess cash will be returned to the previous shareholders of Intellibed. If payments for these items exceed the escrow balance, the Company will be required to pay the excess. The Company recorded the $1.7 million of cash on August 31, 2022 as an acquired restricted cash balance that is included in cash, cash equivalents and restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company also recorded on August 31, 2022, an assumed liability totaling $1.3 million for the sales and use tax and state and local income tax liabilities exposure that existed at the date of acquisition and is reflected in the other current liabilities in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022

5. Fair Value Measurements

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The sponsor warrant liabilities (see Note 12 — Warrant Liabilities for more information) were Level 3 instruments and used internal models to estimate fair value using certain significant unobservable inputs which required determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have had a significant impact on fair value. Such inputs included risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decreased (increased) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increased (decreased) in value if the expected average life or expected volatility were to increase (decrease). In February 2023, the 1.9 million sponsor warrants outstanding expired and were cancelled pursuant to the terms of the agreement.

There were no sponsor warrants outstanding on March 31, 2023 and the 1.9 million sponsor warrants outstanding on December 31, 2022 had a negligible fair value. As a result, activity for the three months ended March 31, 2023 was de minimis. The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2022.

(In thousands)	Sponsor Warrants
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(3,928)
Fair value as of March 31, 2022	$415

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

6. Revenue from Contracts with Customers

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple owned retail showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer, subject to shipping terms.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended March 31,
Sales Category	2023	2022

DTC	$66,305	$85,536
Wholesale	43,067	57,643
Revenues, net	$109,372	$143,179

	Three Months Ended March 31,
Product Type	2023	2022

Sleep products	$98,834	$128,966
Other	10,538	14,213
Revenues, net	$109,372	$143,179

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple owned retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $2.9 million and $4.5 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized all revenue that was deferred in customer prepayments at December 31, 2022 and 2021, respectively.

7. Inventories, Net

Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$31,771	$31,803
Work-in-process	4,344	2,261
Finished goods	52,735	40,476
Inventory obsolescence reserve	(1,169)	(1,343)
Inventories, net	$87,681	$73,197

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Equipment	$71,009	$66,533
Equipment in progress	16,257	19,099
Leasehold improvements	56,561	56,114
Furniture and fixtures	26,238	26,290
Office equipment	3,777	4,393
Total property and equipment	173,842	172,429
Accumulated depreciation	(39,748)	(35,756)
Property and equipment, net	$134,094	$136,673

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2023 or December 31, 2022. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.4 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. Depreciation expense totaled $4.8 million and $3.6 million during the three months ended March 31, 2023 and 2022, respectively.

9. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple owned retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple owned retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset for finance leases, which totaled $1.0 million at both March 31, 2023 and December 31, 2022, was included with operating lease right-of-use assets on the condensed consolidated balance sheets.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating	$4,885	$3,148
Variable	973	714
Short-term	—	11
Total lease costs	$5,858	$3,873

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at March 31, 2023 (in thousands):

2023 (excluding the three months ended March 31, 2023) (a)	$14,675
2024	20,464
2025	20,040
2026	18,823
2027	19,090
Thereafter	70,113
Total operating lease payments	163,205
Less – lease payments representing interest	(33,770)
Present value of operating lease payments	$129,435

(a)	Amount consists of $15.7 million of undiscounted cash flows offset by $1.0 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2023.

As of March 31, 2023 and December 31, 2022, the weighted-average remaining term of operating leases was 8.6 years and 8.8 years, respectively, and the weighted-average discount rate of operating leases was 5.54% and 5.51%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in present value of operating lease liabilities	$3,406	$1,435
Right-of-use assets obtained in exchange for operating lease liabilities	2,209	12,751

(b)	Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Warranty accrual – current portion	$4,390	$4,985
Insurance financing	1,801	$1,010
Accrued sales tax liability assumed in acquisition	625	753
Accrued affiliate marketing	152	732
Accrued property taxes	446	28
Tax receivable agreement liability – current portion	—	269
Other	225	353
Total other current liabilities	$7,639	$8,130

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan	$—	$24,656
Less: unamortized debt issuance costs	—	(999)
Total debt	$—	$23,657

Term Loan and Revolving Line of Credit

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. Pursuant to this amendment, the Company incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt. This amendment also contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio were not tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If the Company does not meet this threshold, the interest rate would increase to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieves a consolidated leverage ratio that is below 3.00 to 1.00, the interest rate will be based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio.

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC, on behalf of its funds, managed accounts and its investment affiliates (individually “CCM” and collectively “Coliseum”) to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors (“Board”) without constituting an event of default. Coliseum is considered a related party of the Company in that Adam Gray, a member of the Board, serves as a managing partner of Coliseum. Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt. For further discussion see Note 15—Related Party Transactions—Coliseum Capital Management, LLC.

On May 13, 2022 and September 9, 2022, the Company entered into third and fourth amendments, respectively, to the 2020 Credit Agreement. These amendments modified the permitted leases schedule to reflect a change in showroom locations and a new lease for an innovation building. The amendments did not meet the criteria for a modification of existing debt and minimal costs were recorded as general and administrative expense in the condensed consolidated statement of operations.

On July 14, 2022, the Company received consent under the 2020 Credit Agreement that allowed the Company’s acquisition of Intellibed to constitute a permitted acquisition under the 2020 Credit Agreement. The Company incurred fees and expenses of $0.3 million that were recorded as general and administrative expense in the condensed consolidated statement of operations.

In December 2022, the Company made a $15.0 million prepayment against the outstanding term loan balance without payment of a premium or penalty.

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. The amendment provided that the maximum leverage ratio covenant will not be tested for the first and second quarters of 2023, revised the ratio to 4.50x for the third quarter of 2023, and revised the ratio to 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first and second quarters of 2023, was revised to 1.50x for the third and fourth quarters of 2023, and was revised to 2.00x for all quarters thereafter. The amendment also revised the lease incurrence test, which allows the Company to incur ten new showroom leases for stores that will open in 2023 and six new leases for stores that will open in 2024. Moreover, beginning in the fourth quarter of 2023, we will be allowed to begin entering into new leases for stores that will open in 2024, subject to leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment further provided certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment also modified the definition of consolidated EBITDA to allow for nonrecurring / one-time and non-cash expenses and certain other expenses that are cash capped. In addition, for purposes of the definition of consolidated EBITDA, annual non-recurring and unusual out-of-pocket legal expenses were capped at $5.0 million for 2023 and $2.0 million per year thereafter. Moreover, the amendment (i) reduced the amount available under the revolving line of credit to $50.0 million, (ii) provided that the maturity date of the 2020 Credit Agreement will spring forward to June 30, 2024 if consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduced limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revised the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations. For the Company to draw on its revolving line of credit, the Company must be in compliance with the covenants outlined in the fifth amendment. As of March 31, 2023, the Company complied with all the financial covenants associated with the 2020 Credit Agreement, as amended, and the full $50.0 million of the revolving line of credit was available for the Company to draw upon.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On April 26, 2023, the Company received consent under the 2020 Credit Agreement that allowed the Company’s redemption of Proportional Representation Preferred Linked Stock (“PRPLS”) issued by the Company on February 24, 2023, in an aggregate amount not to exceed $150,000 as agreed by the Company in an April 19, 2023 Cooperation Agreement (the “Cooperation Agreement”) entered into with Coliseum in connection with a complaint filed by Coliseum against the Company, and a waiver of any possible default related to entering into that Cooperation Agreement prior to receiving such consent. (See Note 14—Commitments and Contingencies—Legal Proceedings for information regarding the complaint previously filed by Coliseum; Note 15—Related Party Transactions—Coliseum Capital Management, LLC for information regarding events leading up to the Company’s issuance of the PRPLS; Note 16—Shareholders’ Equity—Preferred Stock for further information regarding the issuance of the PRPLS; and Note 21—Subsequent Events—Coliseum Cooperation Agreement and Proportional Representation Preferred Linked Stock for further information regarding the terms of the Cooperation Agreement and redemption of the PRPLS.)

On May 10, 2023, the Company entered into a sixth amendment to the 2020 Credit Agreement. This amendment clarified an ambiguity identified in the first sentence of Section 7.07(d), as amended by the fifth amendment, providing that Minimum Consolidated EBITDA as of each of March 31, 2023 and June 30, 2023 pertains to the Consolidated EBITDA for each such fiscal quarter rather than Consolidated EBITDA for the trailing twelve-month period..

Interest expense under the 2020 Credit Agreement totaled $0.6 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

12. Warrant Liabilities

The Company issued 12.8 million sponsor warrants pursuant to a private placement conducted simultaneously with its initial public offering. Each of these warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of the warrant agreement. These sponsor warrants contained certain provisions that did not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for these warrants was recorded at fair value on the date of the Business Combination and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

In February 2023, the 1.9 million sponsor warrants outstanding expired and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration.

There were no sponsor warrants exercised during the three months ended March 31, 2022. The 1.9 million sponsor warrants outstanding at March 31, 2022 had a fair value of $0.4 million.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

March 31, 2022
Trading price of common stock on measurement date	$5.85
Exercise price	$5.75
Risk free interest rate	1.63%
Warrant life in years	0.8
Expected volatility	72.84%
Expected dividend yield	—

During the three months ended March 31, 2022, the Company recognized a gain of $3.9 million in its condensed consolidated statements of operations related to a decrease in the fair value of the sponsor warrants outstanding at the end of the period.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Warranty accrual	$19,997	$20,744
Asset retirement obligations	2,131	2,098
Other	14	19
Total	22,142	22,861
Less – current portion of warranty accrual	(4,390)	(4,985)
Other long-term liabilities, net of current portion	$17,752	$17,876

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

The Company had the following activity for warranty liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$20,744	$15,013
Additions charged to expense for current period sales	696	2,163
Deduction from reserves for current period claims	(1,443)	(808)
Balance at end of period	$19,997	$16,368

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. There were no tax distributions paid during the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

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

Rights of Securities Holders

The holders of certain warrants exercisable into Class A common stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering these warrants (and any shares of Class A common stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A common stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A common stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A common stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors. In May, 2021, the Coliseum Investors exercised the first of their three written demands for registration in an underwritten offering.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stockholder Rights Agreement

On September 25, 2022, with the authorization of the Board, a special committee of independent and disinterested directors of the Company (the “Special Committee”) approved the adoption of a limited-duration stockholder rights agreement (the “Rights Agreement”) with an expiration date of September 25, 2023. The Special Committee adopted the Rights Agreement in response to Coliseum’s substantial increase in ownership of the Company’s shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate an unsolicited and non-binding proposal from Coliseum to acquire the outstanding common stock of the Company not already beneficially owned by Coliseum (See Note 15—Related Party Transactions— Coliseum Capital Management, LLC). The Rights Agreement was intended to enable the Company’s shareholders to realize the full value of their investment and to guard against any attempts to gain control of the Company without paying all shareholders an appropriate control premium. The Rights Agreement applied equally to all current and future shareholders and did not deter any offer or preclude the Special Committee from considering an offer that was fair and otherwise in the best interest of the Company’s shareholders.

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

The initial issuance of the Rights as a dividend had no financial accounting or reporting impact. The fair value of the Rights was nominal since the Rights were not exercisable when issued and no value was attributable to them. Additionally, the Rights did not meet the definition of a liability under GAAP and was therefore not accounted for as a long-term obligation.  Accordingly, the Rights Agreement had no impact on the Company’s consolidated financial statements. See Note 21—Subsequent Events for information regarding dissolution of the Rights Agreement.

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into an exchange agreement with Purple LLC and InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B units and shares of Class B common stock (together with an equal number of Class B units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A common stock at an initial exchange ratio equal to one Paired Security for one share of Class A common stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A common stock for the ten trading days immediately prior to the date InnoHold or other Class B unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC.

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

There were no Paired Securities exchanged for Class A common stock during the three months ended March 31, 2023 and 2022.

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

Legal Proceedings

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. On August 1, 2022, USTR issued its remand results. On September 14, 2022, the plaintiffs submitted comments on the remand results. USTR filed their response to these comments on November 4, 2022. The plaintiffs filed a reply on December 5, 2022 and the court held a hearing on February 7, 2023. On March 17, 2023, the court issued a final opinion and order upholding the remand results. As a result, the duties will stay in place and no refunds will be issued. The court’s order could be appealed to the U.S. Court of Appeals for the Federal Circuit.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, and some of the Company’s board members, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. ReST subsequently filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Company’s board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple LLC filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021.  Currently, the parties are nearing the end of the fact discovery phase of the arbitration.  The parties have taken several depositions and engaged in written discovery.  The arbitration hearing is scheduled to begin on July 31, 2023.  Purple LLC seeks over $4 million in damages from ReST, whereas ReST claims that Purple LLC is liable to it for tens of millions of dollars. The outcome of this litigation cannot be predicted at this stage. However, Purple LLC intends to vigorously pursue its claims and defend against the claims made by ReST.

On May 3, 2022, Purple LLC filed a complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple LLC’s website architecture and checkout process. Purple LLC paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple LLC withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon failed, Purple LLC filed its complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to Photon under the agreement. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple LLC, and also advancing a vague claim for tortious interference. On August 31, 2022, Purple LLC filed an amended complaint adding additional claims pertaining to Photon’s failure to deliver a point-of-sale system pursuant to the Master Professional Services Agreement. Purple LLC is seeking judgment against Photon in the amount of $4 million. The litigation is presently in its discovery phase. The Company intends to vigorously litigate its claims to resolution.

On August 5, 2022, Purple LLC filed a complaint with the U.S. International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple LLC’s intellectual property rights related to pillow and seat cushion products.  The complaint alleged that the Respondents have been violating 19 U.S.C. § 1337 (“Section 337”) by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple LLC’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple LLC’s design patent, infringe Purple LLC’s trademarks, and/or infringe Purple LLC’s utility patents.  The complaint requested at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products that infringe any asserted intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the Respondents named in the complaint that infringe any asserted intellectual property right; and (iii) Cease and Desist Orders against the Respondents named in the complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers.  On September 6, 2022, the ITC instituted Investigation No. 337-TA-1328 in response to Purple LLC’s complaint.  Fact and expert discovery have been completed.  Purple LLC has entered into settlement agreements with a number of Respondents.  Purple LLC also has voluntarily terminated the Investigation as to a number of Respondents.  No actively litigating Respondents remain in the case.  Purple LLC also has filed a Motion for Summary Determination seeking, among other things, the imposition of a General Exclusion Order with respect to pillows that infringe an asserted utility patent.  Under the current Procedural Schedule for the Investigation, the deadline for the Administrative Law Judge to issue an Initial Determination concerning Purple LLC’s Motion for Summary Determination is June 12, 2023, and the Commission’s Target Date for completion of the Investigation has been set for October 12, 2023.

On September 22, 2022, Purple LLC filed an action in the U.S. District Court for the District of Utah styled Purple Innovation, LLC v. Bedmate-U Co., Ltd., against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”).  The complaint alleges that the Respondents have (a) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trade dress infringement; (b) infringed U.S. Trademark Registration No. 5,661,556; (c) infringed U.S. Trademark Registration No. 6,551,053; (d) violated Lanham Act § 43(a), 15 U.S.C. § 1125(a) by committing acts of trademark infringement; I infringed U.S. Patent No. D909,092; (f) infringed U.S. Patent No. 10,772,445; (g) infringed U.S. Patent No. 10,863,837; (h) violated Utah Unfair Competition Act, Utah Code § 13-5a-101 et seq.; and/or (i) committed common law unfair competition.  The complaint seeks injunctive relief, compensatory damages, disgorgement of profits, punitive and exemplary damages, and attorneys’ fees and costs.  This action is in its initial stages. Purple LLC intends to vigorously litigate its claims to resolution.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 16, 2022, Terry and Tony Pearce, Purple’s founders, filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. The Pearces allege that they each entered into employment agreements with Purple LLC in February 2018. The Pearces contend that certain corporate transactions between May 2019 and June 2020 reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary between August 2020, when they retired from Purple LLC, and December 2021. The Pearces calculate that they are each owed “no less than $500,000” in unpaid salary. In February 2023, Purple Inc. filed a motion to dismiss the Pearces’ claims in full. The Pearces amended their complaint a month later. Purple Inc. has now moved to dismiss that amended complaint, as well, arguing that the Pearces’ amendment did not address the flaws in their legal theory and that the Pearces’ failed amendment reflects an inability to rehabilitate their claims. The Company maintains insurance to defend against claims of this nature and intends to continue to do so vigorously.

On February 21, 2023, Coliseum filed a complaint against Purple Inc. and several members of the Board in the Delaware Court of Chancery, captioned Coliseum Capital Management, LLC v. Anthos, Case No. 2023-0220-PAF (Del. Ch. Feb. 21, 2023).  The complaint alleged that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfere with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders.  Coliseum was seeking: (1) declarations that the authorization of Proportional Representation Preferred Linked Stock violated the Company’s charter and amounted to a breach of the named directors’ fiduciary duties; (2) a declaration that the Proportional Representation Preferred Linked Stock is invalid, unenforceable, and void; (3) unspecified damages resulting from the alleged breach of duties; and (4) an award of costs and expenses incurred in pursuing the action.  The parties agreed to hold an expedited trial on Coliseum’s claims that would have resulted in a resolution of the dispute before the Company’s 2023 annual meeting of stockholders. On April 11, 2023, Coliseum and the Company resolved the litigation by entering into a binding memorandum of understanding in which the parties agreed to work together to prepare and enter into a formalized cooperation agreement. The Cooperation Agreement that embodied those material terms was signed by both parties on April 19, 2023 and became effective on April 27, 2023. See Note 21—Subsequent Events—Coliseum Cooperation Agreement for further discussion of the provisions of the cooperation agreement.

On April 3, 2023, InnoHold, LLC, Terry Pearce, and Tony Pearce (collectively, the “InnoHold Parties”) filed a complaint against Purple LLC in the Delaware Court of Chancery, captioned InnoHold, LLC et al. v. Purple Innovation, LLC, Case No. 2023-0393-PAF (Del. Ch. Apr. 3, 2023).  The complaint alleges that Purple LLC breached the Second Amended and Restated Limited Liability Company Agreement of Purple Innovation, LLC, dated as of February 2, 2018 (the “LLC Agreement”), and the implied covenant of good faith and fair dealing contained therein by failing to pay the full amount of tax distributions owed under the LLC Agreement.  The complaint also asserts a claim for indemnification under the LLC Agreement.  The InnoHold Parties seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as its legal fees and expenses incurred in connection with the litigation. Purple LLC has not yet formally responded to the allegations in the complaint, and the outcome of the litigation cannot be predicted at this early stage.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of CCM, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. See Note 14—Commitments and Contingencies—Subscription Agreement and Preemptive Rights for further discussion.

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum on behalf of certain investment funds and accounts to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum for $4.35 per share in cash. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. The Coliseum proposal was conditioned upon the transaction being (a) negotiated by, and subject to the approval of, the Special Committee and (b) subject to a non-waivable condition requiring approval by the affirmative vote of a majority of the shares of common stock not owned by Coliseum or other interested parties. The Special Committee was formed by the Board to determine the necessary actions to evaluate the Coliseum proposal and determine the course of action that was in the best interests of all the Company’s shareholders. The Board expressly granted the Special Committee the ability to decline the Coliseum proposal. In addition, the Special Committee adopted the Rights Agreement to have the time and flexibility necessary to evaluate the Coliseum offer and to prevent a change of control without payment of an adequate control premium. On January 12, 2023, the Company issued a press release stating the Special Committee had rejected Coliseum’s unsolicited proposal.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of its common stock owned by the Company’s shareholders. Each PRPLS would have voted together with the common stock in the election of directors, and related matters, and carried 10,000 votes each. Holders of PRPLS were entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which traded with the common stock. Any new issuance of common stock would have automatically included a proportionate number of PRPLS. The PRPLS were redeemable at any time by an affirmative vote of two-thirds of the members of the Board. PRPLS did not have any dividend rights and were entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the common stock but would not have otherwise participated in any liquidating distributions. On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery to invalidate the Company’s issued PRPLS, alleging that the issuance deprived the Company’s stockholders of a fair and democratic election of directors at the Company’s 2023 Annual Meeting and other related allegations. Prior to the trial that was set to begin on April 12, 2023, the parties agreed to resolve the litigation and enter into a cooperation agreement. On April 19, 2023, the parties entered into a Cooperation Agreement which became effective on April 27, 2023. See Note 21—Subsequent Events—Coliseum Cooperation Agreement for further discussion of the provisions of the agreement.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein “EdiZONE”) an entity wholly owned by TNT Holdings, and InnoHold (collectively the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders also resigned as employees of Purple LLC and retired from the Company’s Board in August 2020.

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.3 million and $0.2 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three months ended March 31, 2023 and 2022, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in research and development. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease will remain in effect until September 30, 2023.

16. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At March 31, 2023, 105.0 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at March 31, 2023 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On February 24, 2023, the Company issued 1.0 million PRPLS shares which were linked to the outstanding commons stock and traded with the common stock. Any new issuance of common stock would have automatically included a proportionate number of PRPLS. The PRPLS were redeemable at any time by an affirmative vote of two-thirds of the members of the Board. PRPLS did not have any dividend rights and were entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the common stock but would not have otherwise participated in any liquidating distributions. Each PRPLS voted together with the common stock in the election of directors, and related matters, and carried 10,000 votes each. Holders of PRPLS were entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. At March 31, 2023, there were 1.0 million shares of preferred stock outstanding.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. Each of these warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment as specified in the warrant agreement. In February 2023, the 1.9 million sponsor warrants outstanding expired and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration. There were no sponsor warrants exercised during the three months ended March 31, 2022.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At March 31, 2023 and December 31, 2022, the combined NCI percentage in Purple LLC was 0.4% and 0.5%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B unit holders as NCI.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

17. Income Taxes

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

The Company reported income tax expense related to various state taxes of $0.1 million on a pretax loss of $23.3 million for the three months ended March 31, 2023 as compared to an income tax benefit of $1.8 million on a pretax loss of $15.4 million for the three months ended March 31, 2022. This resulted in an effective tax rate of 0.31% for the three months ended March 31, 2023 as compared to 11.73% for the three months ended March 31, 2022. The Company’s effective tax rate differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at March 31, 2023.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of March 31, 2023, the Company estimated that if all the remaining 0.4 million Class B units were redeemed for shares of our Class A common stock, the tax receivable agreement liability would be approximately $168.5 million. If we experience a change of control (as defined under the tax receivable agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), we could be required to make an immediate lump-sum payment under the terms of the tax receivable agreement. Management currently estimates the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $110.6 million on a discounted basis. This potential early termination payment can be significantly impacted by the discounted interest rate at the time of termination.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2023, no material uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

18. Net Loss Per Common Share

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(23,300)	$(13,502)
Less – net loss attributed to noncontrolling interest	(107)	(129)
Net loss attributable to Purple Innovation, Inc. – diluted	$(23,407)	$(13,631)
Denominator:
Weighted average shares—basic	98,404	67,058
Add – dilutive effect of Class B shares	448	448
Weighted average shares—diluted	98,852	67,506
Net loss per common share:
Basic	$(0.24)	$(0.20)
Diluted	$(0.24)	$(0.20)

For the three months ended March 31, 2023, the Company excluded 2.4 million shares of Class A common stock issuable upon conversion of certain warrants, stock options and restricted stock as the effect was anti-dilutive. For the three months ended March 31, 2022, the Company excluded 3.6 million shares of Class A common stock issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive.

19. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. As of March 31, 2023, an aggregate of 1.5 million shares remain available for issuance or use under the 2017 Incentive Plan.

Amended and Restated Grant Agreements

On March 15, 2023, in accordance with the 2017 Incentive Plan, the Company entered into amended and restated grant agreements relating to stock options and restricted stock unit awards previously granted to the Company’s chief executive officer in March 2022 and June 2022. The amended agreements revised the vesting schedule of the awards included in each grant. These agreements provided that 0.3 million of the restricted stock units and stock options were to fully vest on March 25, 2023 and 0.3 million of the restricted stock units and stock options and conditionally granted restricted units and stock options, conditioned on shareholder approval of the Company’s proposed amendments to Section 5(f) of the Plan, will vest on March 25, 2024. The amendments also provided that the remaining 0.3 million conditionally granted restricted stock units and stock options will vest in full on March 25, 2025. These amendments resulted in the acceleration of $0.8 million of stock-based compensation expense into the first quarter of 2023 compared to the expense that would have been recorded based on vesting under the original agreements.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2023:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2023	819	$8.68	2.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(44)	8.02	—	—
Options outstanding as of March 31, 2023	775	$8.72	1.8	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of March 31, 2023 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	177	1.0	177	1.0	$—
6.65	156	0.2	156	0.2	—
6.82	205	4.1	167	4.0	—
7.99	19	1.7	19	1.7	—
8.32	108	1.3	95	1.3	—
13.12	75	1.8	59	1.7	—
32.28	35	3.0	19	3.0	—

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2023:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2023	307	$2.84
Granted	—	—
Vested	(202)	2.21
Forfeited	(22)	2.70
Nonvested options as of March 31, 2023	83	$4.41

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three months ended March 31, 2023 and 2022, the Company recognized stock option expense of $0.3 million and $0.2 million, respectively.

As of March 31, 2023, outstanding stock options had $0.3 million of unrecognized stock compensation cost with a remaining recognition period of 1.0 years.

Employee Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2023:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2023	1,235	$5.47
Granted	—	—
Vested	(284)	6.38
Forfeited	(132)	5.87
Nonvested restricted stock units as of March 31, 2023	819	$5.09

The Company recorded restricted stock unit expense of $0.8 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, outstanding restricted stock units had $3.3 million of unrecognized stock compensation cost with a remaining recognition period of 1.9 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$75	$65
Marketing and sales	(25)	137
General and administrative	1,120	323
Research and development	22	17
Total non-cash stock-based compensation	$1,192	$542

20. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.9 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

21. Subsequent Events

InnoHold Litigation Matter

On April 3, 2023, InnoHold, LLC, Terry Pearce, and Tony Pearce (collectively, the “InnoHold Parties”) filed a complaint against Purple LLC in the Delaware Court of Chancery, captioned InnoHold, LLC et al. v. Purple Innovation, LLC, Case No. 2023-0393-PAF (Del. Ch. Apr. 3, 2023).  The complaint alleges that Purple LLC breached the Second Amended and Restated Limited Liability Company Agreement of Purple Innovation, LLC, dated as of February 2, 2018 (the “LLC Agreement”), and the implied covenant of good faith and fair dealing contained therein by failing to pay the full amount of tax distributions owed under the LLC Agreement.  The complaint also asserts a claim for indemnification under the LLC Agreement.  The InnoHold Parties seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as its legal fees and expenses incurred in connection with the litigation. Purple LLC has not yet formally responded to the allegations in the complaint, and the outcome of the litigation cannot be predicted at this early stage.

Coliseum Cooperation Agreement

On April 19, 2023, the Company entered into a Cooperation Agreement with Coliseum in connection with the previously disclosed complaint (See Note 14—Commitments and Contingencies—Legal Proceedings for information regarding the complaint previously filed by Coliseum). The Cooperation Agreement became effective April 27, 2023, providing for the following :

●	The size of the Board was increased from seven directors to eight directors.

●	The Company amended and restated the Company’s Second Amended and Restated Bylaws to include references to the Company’s Lead Independent Director Charter.

●	Current Board member and Coliseum managing partner Adam Gray was appointed Chairman of the Board.

●	Current Board member Gary DiCamillo continues to serve as Lead Independent Director and was appointed chair of the Nomination and Governance Committee.

●	Paul Zepf and Pano Anthos resigned as directors of the Company.

●	The Board appointed S. Hoby Darling, R. Carter Pate, and Erika Serow to fill the vacancies created by increasing the size of the board and the resignations of Mr. Zepf and Mr. Anthos.

●	Scott Peterson, who is a stockholder and has served as Board Observer since the Company’s acquisition of Intellibed, will be a nominee on the Board’s slate of directors at the 2023 Annual Meeting in place of Dawn Zier, who previously announced her decision not to stand for re-election.

●	Other than as described above with respect to Dawn Zier, the Board will nominate all incumbent directors for election at the Company’s annual meetings of stockholders to be held in 2023 and 2024.

●	The Company amended its Corporate Governance Guidelines for Operation of the Board of Directors and adopted a Lead Independent Director Charter to provide for the responsibilities of the Lead Independent Director.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

●	The Company terminated the stockholder rights agreement it adopted on September 25, 2022 and agreed not to adopt a new stockholder rights agreement prior to the termination of the Cooperation Agreement without Coliseum’s prior consent.

●	The Company redeemed all outstanding shares of PRPLS and agreed not to issue any similar security or take any other action prior to the termination of the Cooperation Agreement that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS. The PRPLS redemption payment record date was as of April 28, 2023.

●	The Company will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with the complaint, provided that such an amount shall not exceed $4.0 million in the aggregate.

●	The Company terminated the Special Committee.

●	Coliseum dismissed its litigation against the Company.

●	At the 2023 and 2024 annual meetings of stockholders, Coliseum will cause all of the common stock that Coliseum or any of its affiliates has the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding Common Stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement shall terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

2020 Credit Agreement

On April 26, 2023, the Company received consent under the 2020 Credit Agreement that allowed the Company’s redemption of PRPLS in an aggregate amount not to exceed $150,000 as agreed by the Company in the Cooperation Agreement entered into with Coliseum, and a waiver of any possible default related to entering into that Cooperation Agreement prior to receiving such consent. (See Note 11—Debt—Term Loan and Revolving Line of Credit for information regarding the consent and waiver.)

On May 10, 2023, the Company entered into a sixth amendment to the 2020 Credit Agreement. This amendment clarified an ambiguity identified in the first sentence of Section 7.07(d), as amended by the fifth amendment, providing that Minimum Consolidated EBITDA as of each of March 31, 2023 and June 30, 2023 pertains to the Consolidated EBITDA for each such fiscal quarter rather than Consolidated EBITDA for the trailing twelve-month period.

Stockholder Rights Agreement

On April 27, 2023, pursuant to the Cooperation Agreement discussed above, the Company and Pacific Stock Transfer Company entered into the First Amendment to the Stockholder Rights Agreement (the “Amendment”). The Amendment changed the final expiration time of the Stockholder Rights Agreement from September 25, 2023 to April 27, 2023. With this, the Rights expired pursuant to the Stockholder Rights Agreement on April 27, 2023. As a result, all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

Proportional Representation Preferred Linked Stock

On April 27, 2023, pursuant to the Cooperation Agreement and following the consent and waiver under the 2020 Credit Agreement discussed above, the Company redeemed all shares of the Company’s PRPLS outstanding as of April 27, 2023. On the same date, the Company filed with the Secretary of State for the State of Delaware a Certificate of Elimination eliminating from its Second Amended and Restated Certificate of Incorporation, as amended, the designation of certain shares of its preferred stock as PRPLS. As a result, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2023, as amended on May 1, 2023. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and are now omni-channel. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, duvets, duvet covers, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products directly to consumers through our e-commerce and Purple owned retail showroom channels (collectively “DTC”), online marketplaces and retail wholesale partners.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC as holder of all Class A units and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At March 31, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC while Class B unit holders had the remaining 0.4%.

On August 31, 2022, the Company acquired all the issued and outstanding stock of Intellibed pursuant to the Merger Agreement in which Gelato Merger Sub, Inc., a wholly owned subsidiary of Purple Inc., merged with and into Intellibed, with Intellibed continuing as a wholly owned subsidiary of Purple Inc. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. For further discussion see Note 4 — Acquisition.

Executive Summary – Results of Operations

Net revenues decreased 23.6% to $109.4 million for the three months ended March 31, 2023 compared to $143.2 million for the three months ended March 31, 2022. This decrease was primarily due to continued softening demand for home related products as consumer spending patterns shift more towards services and experiences, the negative effect of inflationary pressures on consumer discretionary spending, and our intentional reduction in advertising spend. This decrease was also due in part to wholesale demand for our legacy mattress models being negatively impacted by the upcoming launch of our new premium and luxury product lineup in the second quarter of 2023.

Gross profit decreased 16.3% to $43.2 million for the three months ended March 31, 2023 compared to $51.6 million for the three months ended March 31, 2022 due primarily to the decrease in sales volume. The gross profit percentage in 2023 was 39.5% as compared to 36.1% in 2022. Our gross profit percentage in the prior year was adversely impacted by elevated levels of materials, labor and freight costs. In the first quarter of 2023, we benefited from our efficiency and cost reduction initiatives, including greater balancing of production and fulfillment operations between facilities, that were initiated in the first half of fiscal 2022 and became fully impactful during the second half of that year.

Operating expenses decreased 6.8% to $65.2 million for the three months ended March 31, 2023 compared to $70.0 million for the three months ended March 31, 2022. This decrease primarily reflected a $12.0 million reduction in advertising spend due to the intentional reduction to improve marketing efficiency, stabilize profitability and align spending with current demand levels. Approximately $3.0 million in launch related expenses were shifted into the second quarter. The decrease in advertising spending was offset in part by $5.9 million of non-recurring legal and professional expenses incurred by the Board’s Special Committee.

Other expense totaled $1.3 million for the three months ended March 31, 2023 compared to other income of $2.9 million for the three months ended March 31, 2022. Other expense in 2023 included a $1.2 million loss on extinguishment of the Company’s term loan during the quarter. Other income in 2022 primarily reflected a $3.9 million gain related to a decrease in the fair value of the sponsor warrants outstanding at the end of March 31, 2022.

Net loss increased $9.8 million to $23.3 million for the three months ended March 31, 2023 compared to $13.5 million for the three months ended March 31, 2022. The increase in net loss in 2023 was due to an $8.4 million decrease in gross profit due primarily to the decrease in net revenues, a decrease of $6.2 million in other income and income tax benefit partially offset by $4.8 million in reduced operating costs.

Recent Developments in Our Business

Coliseum Cooperation Agreement

On February 21, 2023, Coliseum filed a complaint against the Company and several members of the Board alleging that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders. On April 19, 2023, the Company entered into a Cooperation Agreement with Coliseum in connection with the previously disclosed complaint. The Cooperation Agreement became effective on April 27, 2023 and included the following provisions:

●	The size of the Board was increased from seven directors to eight directors.

●	The Company amended and restated the Company’s Second Amended and Restated Bylaws to include references to the Company’s Lead Independent Director Charter.

●	Current Board member and Coliseum managing partner Adam Gray was appointed Chairman of the Board.

●	Current Board member Gary DiCamillo continues to serve as Lead Independent Director and was appointed chair of the Nomination and Governance Committee.

●	Paul Zepf and Pano Anthos resigned as directors of the Company.

●	The Board appointed S. Hoby Darling, R. Carter Pate, and Erika Serow to fill the vacancies created by increasing the size of the board and the resignations of Mr. Zepf and Mr. Anthos.

●	Scott Peterson, who is a stockholder and has served as Board Observer since the Company’s acquisition of Intellibed, will be a nominee on the Board’s slate of directors at the 2023 Annual Meeting in place of Dawn Zier, who previously announced her intention not to stand for re-election.

●	Other than as described above with respect to Dawn Zier, the Board will nominate all incumbent directors for election at the Company’s annual meetings of stockholders to be held in 2023 and 2024.

●	The Company amended its Corporate Governance Guidelines for Operation of the Board of Directors and adopted a Lead Independent Director Charter to provide for the responsibilities of the Lead Independent Director.

●	The Company terminated the stockholder rights agreement it adopted on September 25, 2022 and agreed not to adopt a new stockholder rights agreement prior to the termination of the Cooperation Agreement without Coliseum’s prior consent.

●	The Company redeemed all outstanding shares of PRPLS and agreed not to issue any similar security or take any other action prior to the termination of the Cooperation Agreement that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS. The PRPLS redemption payment record date will be as of April 28, 2023.

●	The Company will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with the complaint, provided that such an amount shall not exceed $4 million in the aggregate.

●	The Company terminated the Special Committee.

●	Coliseum dismissed its litigation against the Company.

●	At the 2023 and 2024 annual meetings of stockholders, Coliseum will cause all of the common stock that Coliseum or any of its affiliates has the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding Common Stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement shall terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

Shelf Registration Statement and Equity Financing

On January 30, 2023, the Form S-3 shelf registration statement we filed with the SEC in December 2022 became effective. As a result, we may offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million.

In February 2023, we completed an underwritten offering of 13.4 million shares of Class A common stock at a public offering price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by us from the offering, after deducting offering fees and expenses of $3.1 million, totaled $57.2 million.

Debt Financing

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt.

On February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement. As a condition of entering into the amendment, we repaid the $24.7 million outstanding balance on the term loan plus accrued interest. The amendment provided that the maximum leverage ratio covenant will not be tested for the first and second quarters of 2023, revised the ratio to 4.50x for the third quarter of 2023, and revised the ratio to 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first and second quarters of 2023, was revised to 1.50x for the third and fourth quarters of 2023, and was revised to 2.00x for all quarters thereafter. The amendment also revised the lease incurrence test which allows us to incur ten new showroom leases for stores that will open in 2023 and six new leases for stores that will open in 2024. Moreover, beginning in the fourth quarter of 2023, we will be allowed to begin incurring leases for stores that will open in 2024, subject to leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment further provided certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment also modified the definition of consolidated EBITDA to allow for nonrecurring / one-time and non-cash expenses and certain other expenses that are cash capped. In addition, for purposes of the definition of consolidated EBITDA, annual non-recurring and unusual out-of-pocket legal expenses were capped at $5.0 million for 2023 and $2.0 million per year thereafter. Moreover, the amendment (i) reduced the amount available under the revolving line of credit to $50.0 million, (ii) provided that the maturity date of the 2020 Credit Agreement will spring forward to June 30, 2024 if consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduced limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revised the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, we incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations. For us to draw on our revolving line of credit, we must be in compliance with the covenants outlined in the fifth amendment. As of March 31, 2023, we complied with all the financial covenants associated with the 2020 Credit Agreement, as amended, and the full $50.0 million of the revolving line of credit was available to draw upon.

Operational Developments

The COVID-19 pandemic has impacted many aspects of our operations, directly and indirectly, including disruption of our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. Soon after the pandemic began, we experienced an increase in demand in our e-commerce channel, and in 2021 we doubled our production capacity by opening a second, larger plant in Georgia to match actual and anticipated demand growth. After two years of the pandemic, we experienced a pull-back in growth. In 2022, our gross profit and results of operations were adversely affected by elevated levels of materials, labor and freight costs and the lower demand levels. In the first quarter of 2023, we benefited from various efficiency and cost reduction initiatives at the plant level that became fully impactful during the second half of 2022. These efficiency and cost saving initiatives helped increase our gross margin in the first quarter of 2023 to 39.5% compared to 36.1% in the first quarter of 2022.

In the first quarter of 2023, we continued to experience a softening of demand for home-related products as consumers shift spending patterns more towards services and experiences. As consumer spending habits shift away from e-commerce purchases to brick and mortar buying, we have invested in showroom expansion while continuing to develop our capabilities and improving productivity. We have also focused on growing our placements with wholesale partners and improving wholesale door productivity. Although we ended both the first quarter of 2023 and year-end 2022 with 55 Purple owned retail showrooms, we expect to start adding new showrooms again across the remainder of 2023. In addition, at March 31, 2023, our products were being sold through approximately 3,400 wholesale doors, having added approximately 300 net new doors during the past 12 months. Showroom expansion and improving the sales productivity of both our wholesale doors and existing showrooms remain primary focuses and are critical components of our strategy to respond to shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are building the framework for improved operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies that will drive share gains in the premium mattress category and position us for accelerated growth. In 2022 and continuing into the first quarter of 2023, we have purposely reduced our advertising spending to improve marketing efficiency, conserve profitability in a challenging macroeconomic environment and align spending with current demand levels. As we have expanded our focus on product development and increased our innovation capabilities, in the first quarter of 2023 we announced the upcoming May 2023 launch of our new Premium and Luxe product lineup. This launch is being supported by enhancements to our in-store presence, refinements to our marketing programs and brand messaging and the shift of approximately $3.0 million of launch related expenses into the second quarter of 2023.

We believe the acquisition of Intellibed was a strong strategic addition because of shared technology and geographic proximity of their primary facility. The acquisition also provided an immediate impact on our target luxury market expansion. We also expect to capitalize on synergies of the combined companies and to benefit from expanding the market presence of premium product offerings. In addition, the acquisition has allowed us to consolidate ownership of our intellectual property and more fully capitalize on growing demand for products with gel technologies. Moreover, the acquisition has accelerated our product development program by several years and allowed us to immediately enter the higher price point luxury segment of the sleep and wellness industry that are a natural extension of our existing product offerings.

Outlook for Growth

We believe that our four strategic initiatives – accelerating innovation, brand elevation, developing our three distribution channels and operational excellence – will be fundamental to our future success.

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Develop and execute our strategies to meaningfully expand our wholesale business by strengthening wholesale relationships and prioritizing existing door productivity. The initial testing of our new product line-up with our wholesale partners was positive and we currently have increased our existing footprint by 1,900 slots, a 15% increase, and we continue to receive orders to further expand our existing footprint.

●	Expand and mature our fleet of Purple company owned showrooms in 2023 to increase door productivity, provide a brand halo benefit to other channels in the surrounding areas, strengthen the relationship with the consumer, and increase share of more profitable DTC revenues.

●	Build brand position to grow our market share of the premium and luxury mattress categories. We plan to launch our elevated brand positioning in the second quarter of 2023.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to additional categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies and pricing to further enhance our gross margin.

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

Operating Results for the Three Months Ended March 31, 2023 and 2022

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$109,372	100.0%	$143,179	100.0%
Cost of revenues	66,149	60.5	91,553	63.9
Gross profit	43,223	39.5	51,626	36.1
Operating expenses:
Marketing and sales	38,173	34.9	49,959	34.9
General and administrative	23,667	21.6	17,888	12.5
Research and development	3,372	3.1	2,143	1.5
Total operating expenses	65,212	59.6	69,990	48.9
Operating loss	(21,989)	(20.1)	(18,364)	(12.8)
Other income (expense):
Interest expense	(202)	(0.2)	(1,023)	(0.7)
Other income, net	73	0.1	17	—
Loss on extinguishment of debt	(1,217)	(1.1)	—	—
Change in fair value – warrant liabilities	—	—	3,928	2.7
Total other income (expense), net	(1,346)	(1.2)	2,922	2.0
Net loss before income taxes	(23,335)	(21.3)	(15,442)	(10.8)
Income tax (expense) benefit	(72)	(0.1)	1,811	1.3
Net loss	(23,407)	(21.4)	(13,631)	(9.5)
Net loss attributable to noncontrolling interest	(107)	(0.1)	(129)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(23,300)	(21.3)	$(13,502)	(9.4)

Revenues, Net

Net revenues decreased $33.8 million, or 23.6%, to $109.4 million for the three months ended March 31, 2023 compared to $143.2 million for the three months ended March 31, 2022. The decrease in net revenues was primarily due to continued softening demand for home related products as consumer spending patterns shift more towards services and experiences, the negative effect of inflationary pressures on consumer discretionary spending, and our intentional reduction in advertising spend. This decrease was also due in part to wholesale demand for our legacy mattress models being impacted by the upcoming launch of our new Premium and Luxe product lineup in the second quarter. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $19.2 million, or 22.5% and wholesale net revenues decreasing $14.6 million, or 25.3%. Within DTC, e-commerce net revenues decreased $22.2 million, or 30.1%, while Purple owned retail showroom net revenues increased $2.9 million, or 24.4%. The decrease in e-commerce net revenues reflected the impact of the reasons previously stated. The increase in Purple owned retail showroom net revenue was mainly driven by showrooms increasing from 34 at the end of March 2022 to 55 at the end of March 2023. The decrease in wholesale net revenues was due in part to reduced purchases by our existing wholesale partners ahead of taking delivery of new models in conjunction with the upcoming launch of our new premium product lineup in the second quarter. The decrease in wholesale net revenues was offset in part by the effects of adding $5.3 million of Intellibed wholesale net revenues.

Cost of Revenues

Cost of revenues decreased $25.4 million, or 27.7%, to $66.1 million for the three months ended March 31, 2023 compared to $91.6 million for the three months ended March 31, 2022. This decrease was primarily due to the corresponding decrease in sales volume. Our gross profit percentage, which increased to 39.5% of net revenues in the first quarter of 2023 from 36.1% in the first quarter of 2022, benefited from the continued realization of efficiency and cost saving initiatives that we introduced in the first half of fiscal 2022 and became more fully impactful during the second half of the year and into 2023.

Marketing and Sales

Marketing and sales expense decreased $11.8 million, or 23.6%, to $38.2 million for the three months ended March 31, 2023 compared to $50.0 million for the three months ended March 31, 2022. This decrease reflected a decline in advertising spending of $12.0 million, or 50.7% to $11.7 million in 2023 from $23.7 million in 2022. This reduction was primarily due to management focusing its efforts on improving marketing efficiency with its legacy products and delaying advertising spend increases to align with the upcoming launch of our new premium and luxury product lineup in the second quarter. Marketing and sales expense as a percentage of net revenues was 34.9% in both the first quarter of 2023 and the first quarter of 2022.

General and Administrative

General and administrative expense increased $5.8 million, or 32.3%, to $23.7 million for the three months ended March 31, 2023 compared to $17.9 million for the three months ended March 31, 2022. This increase was primarily due to $5.9 million in legal and professional fees associated with expenses incurred by the Special Committee.

Research and Development

Research and development costs increased $1.2 million, or 57.3%, to $3.4 million for the three months ended March 31, 2023 compared to $2.1 million for the three months ended March 31, 2022. This increase primarily reflected higher costs associated with our renewed focus on product innovation.

Operating Income (Loss)

Operating loss increased $3.6 million to $22.0 million for the three months ended March 31, 2023 compared to $18.4 million for the three months ended March 31, 2022. The larger operating loss primarily resulted from a decrease in gross profit that was driven by lower sales, offset in part by a decrease in operating expenses related primarily to lower advertising spend.

Interest Expense

Interest expense totaled $0.2 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022. This decrease was primarily due to higher interest expense of $0.7 million incurred during the three months ended March 31, 2022 on the term loan that was paid off in February 2023 and the $55.0 million revolving line of credit that was drawn down by the Company in November 2021 and repaid in full on March 31, 2022.

Loss on Extinguishment of Debt

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement and repaid in full the $24.7 million outstanding balance of the term loan plus accrued interest. The amendment was accounted for as an extinguishment of debt during the first quarter of 2023 and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

Change in Fair Value – Warrant Liabilities

In February 2023, the 1.9 million of sponsor warrants outstanding expired and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration. During the three months ended March 31, 2022, we recognized a gain of $3.9 million in our condensed consolidated statement of operations related to a decrease in the fair value of the warrants outstanding at the end of the quarter. The 1.9 million sponsor warrants outstanding at March 31, 2022 had a fair value of $0.4 million.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the three months ended March 31, 2023 compared to an income tax benefit of $1.8 million for the three months ended March 31, 2022. The income tax expense amount in the first quarter of 2023 related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for both the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit facility and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, working capital needs, and operating lease payment obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, and changes in inventories. Our unrestricted cash and working capital positions were $52.8 million and $77.5 million, respectively, as of March 31, 2023 compared to $40.0 million and $62.4 million, respectively, as of December 31, 2022. Cash used for capital expenditures decreased from $13.1 million in the first quarter of 2022 to $2.9 million in the first quarter of 2023. Our capital expenditures in the first quarter of 2023 primarily consisted of additional investments made in our manufacturing facilities in Utah and Georgia.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses and continue satisfying the conditions of our 2020 Credit Agreement, as amended, based on our ability to scale back operations, reduce marketing spend, use the liquidity we have available under our revolving line of credit, and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. We may also consider seeking additional funding sources including new debt or equity capital. Our 2020 Credit Agreement, as amended, includes various covenants and obligations that may make it difficult to obtain additional capital on terms that are favorable to us and to execute on our growth strategies.

Based on our current projections, we believe our cash on hand, amounts available under our revolving line of credit, and expected cash to be generated from e-commerce, wholesale, and Purple owned retail store channels will be sufficient to meet our working capital requirements, comply with debt covenants and cover anticipated capital expenditures for at least the next 12 months.

Shelf Registration Statement and Offering of Class A Common Stock

On January 30, 2023, the registration statement we filed in December 2022 on Form S-3 with the SEC using the “shelf” registration process became effective. As a result, we may offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million.

In February 2023, the Company completed an underwritten offering of 13.4 million shares of Class A common stock at a public offering price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $3.1 million, totaled $57.2 million.

Debt

On September 3, 2020, Purple LLC entered into the 2020 Credit Agreement that provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule and could be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility has a term of five years and carries the same interest provisions as the term debt. A commitment fee is due quarterly based on the applicable margin applied to the unused total revolving commitment.

On February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement. As a condition of entering into the amendment, we repaid the $24.7 million outstanding balance on the term loan plus accrued interest. The amendment provided that the maximum leverage ratio covenant will not be tested for the first and second quarters of 2023, revised the ratio to 4.50x for the third quarter of 2023, and revised the ratio to 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant will not be tested for the first and second quarters of 2023, was revised to 1.50x for the third and fourth quarters of 2023, and was revised to 2.00x for all quarters thereafter. The amendment also revised the lease incurrence test which allows us to incur ten new showroom leases for stores that will open in 2023 and six new leases for stores that will open in 2024. Moreover, beginning in the fourth quarter of 2023, we will be allowed to begin incurring additional leases for stores that will open in 2024, subject to leverage ratio requirements. The leverage ratio must be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment further provided certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on our total unrestricted cash and unused revolver availability. The amendment also modified the definition of consolidated EBITDA to allow for nonrecurring / one-time and non-cash expenses and certain other expenses that are cash capped. In addition, for purposes of the definition of consolidated EBITDA, annual non-recurring and unusual out-of-pocket legal expenses were capped at $5.0 million for 2023 and $2.0 million per year thereafter. Moreover, the amendment (i) reduced the amount available under the revolving line of credit to $50.0 million, (ii) provided that the maturity date of the 2020 Credit Agreement will spring forward to June 30, 2024 if consolidated EBITDA is not greater than $15.0 million for 2023, (iii) reduced limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revised the current minimum liquidity covenant of $25.0 million to provide that it will increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio is greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, we incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations. For us to draw on the revolving line of credit, we must be in compliance with the covenants outlined in the fifth amendment. As of March 31, 2023, we complied with all the financial covenants associated with the 2020 Credit Agreement, as amended, and the full $50.0 million of the revolving line of credit was available to draw upon.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. As of both March 31, 2023 and December 31, 2022, there was no tax receivable agreement liability reflected in the Company’s consolidated balance sheet. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets in the fourth quarter of 2022, we evaluated the probability of amounts being owed pursuant to the tax receivable agreement and determined the likelihood of a future liability was not probable. As result, we continued to record no tax receivable agreement liability in the first quarter of 2023. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. Also, as discussed above regarding the Cooperation Agreement, we will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with their complaint, provided that such an amount shall not exceed $4 million in the aggregate. See Note 9 of the condensed consolidated financial statements for additional information on leases.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following summarizes our cash flows for the three months ended March 31, 2023 and 2022 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(13,503)	$(44,281)
Net cash used in investing activities	(3,098)	(13,078)
Net cash provided by financing activities	29,377	28,441
Net decrease in cash	12,776	(28,918)
Cash, beginning of the period	41,754	91,616
Cash, end of the period	$54,530	$62,698

Cash used in operating activities was $13.5 million and $44.3 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in operating activities in 2023 was primarily comprised of a net loss of $23.3 million, offset in part by non-cash adjustments totaling $9.6 million. These non-cash adjustments primarily related to $6.9 million of depreciation and amortization, a $1.2 million loss on the extinguishment of debt and $1.2 million of stock-based compensation. Changes in operating assets and liabilities increased cash used in operating activities by $0.3 million in 2023. This increase primarily reflected a $20.1 million decrease in accounts receivable and a $1.2 million increase in accounts payable, offset by a $14.5 million increase in inventories combined with a $6.8 million decrease in accrued rebates and allowances. The decline in accounts receivable was due in part to a $23.3 million decrease in wholesale net revenues in the first quarter of 2023 compared to the fourth quarter of 2022. The increase in inventories was primarily due to an increase in finished goods inventory. The decrease in accrued rebates and allowances primarily resulted from a large credit memo issued to a wholesale partner for volume rebates related to 2022 purchases.

Cash used in investing activities reflected capital expenditures of $3.1 million for the three months ended March 31, 2023 compared to $13.1 million for the three months ended March 31, 2022. Capital expenditures in the first quarter of 2023 primarily consisted of additional investments made in our manufacturing facilities in Utah and Georgia.

Cash provided by financing activities was $29.4 million during the three months ended March 31, 2023 compared to $28.4 million during the three months ended March 31, 2022. Financing activities in the first quarter of 2023 included $57.2 million of net proceeds received from the stock offering, offset in part by a $24.7 million term loan payment, a $0.3 million payment on the tax receivable agreement, and $2.9 million in other debt related payments.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K filed March 22, 2023. There were no significant changes in our critical accounting policies since the end of fiscal 2022.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual report on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our 2020 Credit Agreement. Our revolving line of credit bears interest at a variable rate, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2023, we had no variable rate debt outstanding as our term loan was paid in full during the first quarter of 2023 and we had no borrowings outstanding under our revolving line of credit. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

 We acquired Intellibed on August 31, 2022 and we are currently in the process of integrating Intellibed into our assessment of internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our internal control over financial reporting as of March 31, 2023 excludes an assessment of the internal control over financial reporting of Intellibed. We are in the process of implementing our internal control structure at Intellibed and expect that this effort will be completed in fiscal 2023.

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 14 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2023.The disclosure of risks identified below does not imply that the risk has not already materialized.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws as well as provisions of Delaware law, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation, and our Third Amended and Restated Bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for equity interests in the Company. These provisions include:

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

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. For example, though it did not involve access to or release of personal information, we recently experienced an unauthorized intrusion into one of our vendor’s system using a former contractor’s credentials that resulted in access to email addresses and an unauthorized email being sent under a valid Purple email address.  Breaches involving any personal information could be more likely to the extent we have any material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes.

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

ITEM 5. OTHER INFORMATION

On May 10, 2023, the Company entered into a sixth amendment to the 2020 Credit Agreement. This amendment clarified an ambiguity identified in the first sentence of Section 7.07(d), as amended by the fifth amendment, providing that Minimum Consolidated EBITDA as of each of March 31, 2023 and June 30, 2023 pertains to the Consolidated EBITDA for each such fiscal quarter rather than Consolidated EBITDA for the trailing twelve-month period. The foregoing description of the Sixth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Sixth Amendment, a copy of which is attached hereto as Exhibit 10.13 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.3	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2023)
3.5	Certificate of Elimination of the Proportional Representation Preferred Linked Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 27, 2023)
3.6	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 21, 2023)
4.1	First Amendment to Stockholder Rights Agreement, dated April 27, 2023, by and between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 27, 2023)
10.1	Cooperation Agreement between Purple Innovation, Inc. and Coliseum Capital Management, LLC, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2023)
10.2	Fifth Amendment to the 2020 Credit Agreement dated February 17, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2023)
10.3	Amended and Restated Restricted Share Unit Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.4	Amended and Restated Option Grant Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.5	Amended and Restated Restricted Share Unit Agreement (Reissued) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.6	Amended and Restated Option Grant Agreement (Reissued) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.7	Amended and Restated Restricted Share Unit Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.8	Amended and Restated Option Grant Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.9	Memorandum of Understanding dated April 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023).
10.10	Purple Innovation, Inc. 2023 Short-Term Cash Incentive Plan, dated as of April 13, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023).
10.11	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 19, 2023).
10.12	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 19, 2023).
10.13*	Sixth Amendment to the 2020 Credit Agreement dated May 10, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC and KeyBank National Association.
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Restricted Share Unit Agreement pursuant to the Purple Innovation, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 19, 2023)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: May 10, 2023	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)