Form 10-Q
period 2023-06-30
Purple Innovation, Inc.
filed 2023-08-09
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 8, 2023, 105,322,607 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 428,280 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

We have several trademarks registered with the U.S. Patent and Trademark Office (“USPTO”), including EquaPressure®, WonderGel® and EquaGel® (for cushions), and Purple®, No Pressure®, Hyper-Elastic Polymer®, Somnigel®, Gel Matrix®, Matrix®, Gelee®, Ascent®, Softstretch®, Purple Powerbase®, Sleep Genius®, Firm and Soft®, Intellipillow®, and Intellibed®(for plasticized elastomeric gel and certain types of products including mattresses, seat cushions, bed linen, mattress foundation and others). Additional registered trademarks include, but are not limited to, Purple Grid®, Reinventing Comfort®, Comfort Reinvented®, TwinCloud®, Purple Cloud®, Purple Pillow®, The Purple Mattress®, Purple Hybrid®, Purple Hybrid Premier®, The Purple Mattress®, The Purple Plus®, Gelflex® and registration of the color purple as a trademark (for mattresses, pillows, and seat cushions). Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the U.S. and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. Certain international trademark applications previously resided with EdiZONE, LLC, which is an entity owned by our founders, and were licensed to Purple LLC and we have taken the necessary steps to have those trademarks assigned to Purple LLC upon registration.

We also have a number of common law trademarks, including Sleep Purple, Live Better™, New Day™, Restore™, RestorePlus™, RestorePremier™, Rejuvenate™, RejuvenatePlusÔ, RejuvenatePremier™, Perfectstay™, TempBalance™, Success Happens Overnight™, Overnight Success™, Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Purple Plus™, Find Comfort™, Dreams On Dreams™, Reinventing Sleep™, Gelflex Grid™, Gelflex Grid Plus™, Purple Ascent™, Purple Squishy™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$26,949	$41,754
Accounts receivable, net	22,769	34,566
Inventories, net	78,402	73,197
Prepaid expenses	5,669	7,821
Other current assets	3,881	4,117
Total current assets	137,670	161,455
Property and equipment, net	131,493	136,673
Operating lease right-of-use assets	99,858	102,541
Goodwill	5,021	4,897
Intangible assets, net	23,688	26,221
Other long-term assets	2,958	1,546
Total assets	$400,688	$433,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,742	$46,441
Accrued sales returns	4,197	5,107
Accrued compensation	4,190	6,691
Customer prepayments	5,477	4,452
Accrued sales and use tax	1,674	2,978
Accrued rebates and allowances	5,827	9,804
Operating lease obligations – current portion	14,390	13,708
Other current liabilities	7,359	8,130
Total current liabilities	91,856	97,311
Debt	—	23,657
Operating lease obligations, net of current portion	113,549	115,599
Other long-term liabilities, net of current portion	17,717	17,876
Total liabilities	223,122	254,443
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 105,323 issued and outstanding at June 30, 2023 and 91,380 issued and outstanding at December 31, 2022	11	9
Class B common stock; $0.0001 par value, 90,000 shares authorized; 428 issued and outstanding at June 30, 2023 and 448 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	589,145	529,466
Accumulated deficit	(412,323)	(351,514)
Total stockholders’ equity attributable to Purple Innovation, Inc.	176,833	177,961
Noncontrolling interest	733	929
Total stockholders’ equity	177,566	178,890
Total liabilities and stockholders’ equity	$400,688	$433,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$120,872	$144,109	$230,244	$287,288
Cost of revenues	82,408	95,297	148,557	186,850
Gross profit	38,464	48,812	81,687	100,438
Operating expenses:
Marketing and sales	46,379	40,373	84,552	90,332
General and administrative	26,437	18,779	50,104	36,667
Research and development	2,925	1,748	6,297	3,891
Total operating expenses	75,741	60,900	140,953	130,890
Operating loss	(37,277)	(12,088)	(59,266)	(30,452)
Other income (expense):
Interest expense	(352)	(707)	(554)	(1,730)
Other income (expense), net	37	(136)	110	(119)
Change in fair value – warrant liabilities	—	346	—	4,274
Loss on extinguishment of debt	—	—	(1,217)	—
Total other income (expense), net	(315)	(497)	(1,661)	2,425
Net loss before income taxes	(37,592)	(12,585)	(60,927)	(28,027)
Income tax benefit (expense)	(72)	4,175	(144)	5,986
Net loss	(37,664)	(8,410)	(61,071)	(22,041)
Net loss attributable to noncontrolling interest	(155)	(70)	(262)	(199)
Net loss attributable to Purple Innovation, Inc.	$(37,509)	$(8,340)	$(60,809)	$(21,842)

Net loss per share:
Basic	$(0.36)	$(0.10)	$(0.60)	$(0.29)
Diluted	$(0.36)	$(0.10)	$(0.60)	$(0.29)

Weighted average common shares outstanding:
Basic	105,079	82,703	101,760	74,924
Diluted	105,079	83,151	101,760	75,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance - December 31, 2022	91,380	$9	448	$—	$529,466	$(351,514)	$177,961	$929	$178,890
Net loss	—	—	—	—	—	(23,300)	(23,300)	(107)	(23,407)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Issuance of stock under equity compensation plans	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(374,814)	$212,950	$925	$213,875
Net loss	—	—	—	—	—	(37,509)	(37,509)	(155)	(37,664)
Stock-based compensation	—	—	—	—	1,661	—	1,661	—	1,661
Exchange of stock	20	—	(20)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Additional costs associated with underwritten public stock offering	—	—	—	—	(201)	—	(201)	—	(201)
Issuance of stock under equity compensation plans	258	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	37	—	37	(37)	—
Balance – June 30, 2023	105,323	$11	428	$—	$589,145	$(412,323)	$176,833	$733	$177,566

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance - December 31, 2021	66,493	$7	448	$—	$407,591	$(261,825)	$145,773	$768	$146,541
Net loss	—	—	—	—	—	(13,502)	(13,502)	(129)	(13,631)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock under equity compensation plans	25	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten public offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(275,327)	$225,505	$780	$226,285
Net loss	—	—	—	—	—	(8,340)	(8,340)	(70)	(8,410)
Stock-based compensation	—	—	—	—	1,275	—	1,275	—	1,275
Issuance of common stock under equity compensation plans	126	—	—	—	—	—	—	—	—
Additional costs associated with underwritten public stock offering	—	—	—	—	(29)	—	(29)	—	(29)
Impact of transactions affecting NCI	—	—	—	—	(73)	—	(73)	73	—
Balance – June 30, 2022	82,764	$8	448	$—	$501,997	$(283,667)	$218,338	$783	$219,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(61,071)	$(22,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,890	7,583
Non-cash interest	686	360
Loss on extinguishment of debt	1,217	—
Change in fair value – warrant liabilities	—	(4,274)
Stock-based compensation	2,853	1,817
Deferred income taxes	—	(6,161)
Changes in operating assets and liabilities:
Accounts receivable	11,467	(6,148)
Inventories, net	(5,061)	13,804
Prepaid expenses and other assets	2,952	3,481
Operating leases, net	1,315	4,178
Accounts payable	3,304	(37,027)
Accrued sales returns	(910)	(2,005)
Accrued compensation	(2,709)	354
Customer prepayments	1,025	(5,722)
Accrued rebates and allowances	(3,977)	(2,854)
Other accrued liabilities	(2,034)	1,851
Net cash used in operating activities	(38,053)	(52,804)

Cash flows from investing activities:
Purchase of property and equipment	(5,443)	(24,233)
Investment in intangible assets	(380)	(1,822)
Net cash used in investing activities	(5,823)	(26,055)

Cash flows from financing activities:
Payments on term loan	(24,656)	(2,531)
Payments on revolving line of credit	—	(55,000)
Payments for debt issuance costs	(2,898)	(1,242)
Proceeds from stock offering	60,300	98,210
Payments for public offering costs	(3,301)	(5,344)
Proportional Representation Preferred Linked Stock redemption fee	(105)	—
Tax receivable agreement payments	(269)	(5,847)
Proceeds from exercise of stock options	—	166
Net cash provided by financing activities	29,071	28,412

Net decrease in cash, cash equivalents and restricted cash	(14,805)	(50,447)
Cash, cash equivalents and restricted cash, beginning of the year	41,754	91,616
Cash, cash equivalents and restricted cash, end of the period	$26,949	$41,169

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$(226)	$1,345
Cash paid during the period for income taxes	$281	$219

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,209	$3,648
Accrued distributions	$—	$228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

Purple Innovation, Inc.’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc. collectively with its subsidiary (the “Company” or “Purple Inc.”) is an omni-channel Company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its e-commerce online channels, retail brick-and-mortar wholesale partners, Purple owned retail showrooms, and third-party online retailers.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2023, Purple Inc. held 99.6% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.4% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held 0.4% of the economic interest in Purple LLC as of June 30, 2023. For further discussion see Note 16 — Stockholders’ Equity.

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

4. Acquisition

On August 31, 2022, pursuant to the Merger Agreement, the Company acquired Intellibed, a premium sleep and health wellness company, offering gel-based mattresses scientifically designed for maximum back support, spinal alignment and pressure point relief. The addition of Intellibed increased product offerings to customers, expanded market opportunities, capitalized on synergies of the combined companies, and increased opportunities for innovation. In addition, the acquisition allowed the Company to consolidate ownership of its intellectual property licensed to Intellibed and more fully capitalize on growing demand for products with gel technologies.

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

The fair value of effective settlement of preexisting relationships includes $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income (expense), net in the consolidated statement of operations during the third quarter of 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation.

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

During the second quarter of 2023, the Company updated the preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which required a measurement period adjustment of $0.1 million to increase goodwill. Based upon the purchase price allocation, the following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition as of the date of acquisition, the measurement period adjustments and the as adjusted as of June 30, 2023 (in thousands):

Net tangible assets (liabilities):	At date of acquisition	Measurement period adjustments	As adjusted June 30, 2023
Cash, cash equivalents and restricted cash	$4,194	$12	$4,206
Accounts receivable	5,051	(357)	4,694
Inventory	4,182	(575)	3,607
Other current assets	126	200	326
Property and equipment	7,000	—	7,000
Operating lease right-of-use assets	5,491	—	5,491
Other long-term assets	68	—	68
Accounts payable	(2,285)	(460)	(2,745)
Other current liabilities	(2,818)	545	(2,273)
Operating lease obligations	(4,373)	—	(4,373)
Deferred tax liabilities	(3,868)	(374)	(4,242)
Net tangible assets (liabilities)	12,768	(1,009)	11,759
Goodwill	6,441	(1,420)	5,021
Customer relationships	8,476	2,400	10,876
Developed technology	615	29	644
Net assets acquired and liabilities assumed	$28,300	$—	$28,300

Due to the close proximity of the acquisition date to the Company’s first reporting date after the transaction, the Company recorded the assets acquired and liabilities assumed at preliminary estimates of fair value. As a result, the Company had not finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, income tax provision, intangible assets and the residual amount allocated to goodwill. While the final determination of working capital adjustments was still pending at June 30, 2023, the table above reflects measurement period adjustments made to various assets acquired and liabilities assumed based on updated information, and revisions to reflect the final fair value analysis associated with the two intangible assets. The corresponding offsets for these measurement period adjustments was goodwill.

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

The cash, cash equivalents and restricted cash balance acquired included $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company that will end on August 31, 2023. The purpose of the escrow cash amount was to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities are less than estimated, any excess cash will be returned to the previous shareholders of Intellibed. If payments for these items exceed the escrow balance, the Company will be required to pay the excess. The Company recorded the $1.7 million of cash on August 31, 2022 as an acquired restricted cash balance that is included in cash, cash equivalents and restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company also recorded on August 31, 2022, an assumed liability totaling $1.3 million for the sales and use tax and state and local income tax liabilities exposure that existed at the date of acquisition and was reflected in other current liabilities in the condensed consolidated balance sheet.

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

The sponsor warrant liabilities (see Note 12 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which required determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have had a significant impact on fair value. Such inputs included risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decreased (increased) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increased (decreased) in value if the expected average life or expected volatility were to increase (decrease). Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement.

There were no sponsor warrants outstanding on June 30, 2023 and the 1.9 million sponsor warrants outstanding on December 31, 2022 had a negligible fair value. As a result, activity for the six months ended June 30, 2023 was de minimis. The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2022.

(In thousands)	Sponsor Warrants
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(4,274)
Fair value as of June 30, 2022	$69

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Disaggregated Revenue

The Company classifies revenue into two sales categories: direct-to-consumer (“DTC”) and wholesale. The DTC category is comprised of the Company’s e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple owned retail showrooms channel that sells directly to consumers who purchase at a showroom location. The wholesale channel includes all product sales to our wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major types: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales Category	2023	2022	2023	2022
DTC	$68,056	$81,628	$134,566	$167,164
Wholesale	52,816	62,481	95,678	120,124
Revenues, net	$120,872	$144,109	$230,244	$287,288

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2023	2022	2023	2022
Sleep products	$108,296	$131,738	$207,131	$260,704
Other	12,576	12,371	23,113	26,584
Revenues, net	$120,872	$144,109	$230,244	$287,288

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple owned retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.5 million and $4.5 million at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized all revenue that was deferred in customer prepayments at December 31, 2023 and 2022, respectively.

7. Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$27,496	$31,803
Work-in-process	6,834	2,261
Finished goods	45,596	40,476
Inventory obsolescence reserve	(1,524)	(1,343)
Inventories, net	$78,402	$73,197

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Equipment	$71,409	$66,533
Equipment in progress	15,953	19,099
Leasehold improvements	57,969	56,114
Furniture and fixtures	26,939	26,290
Office equipment	3,884	4,393
Total property and equipment	176,154	172,429
Accumulated depreciation	(44,661)	(35,756)
Property and equipment, net	$131,493	$136,673

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2023 or December 31, 2022. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.1 million and $0.5 million during the three and six months ended June 30, 2023, respectively and totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively. Depreciation expense was $4.9 million and $9.7 million during the three and six months ended June 30, 2023, respectively, and totaled $3.6 million and $7.1 million during the three and six months ended June 30, 2022, respectively.

9. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple owned retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple owned retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset balances for finance leases, which totaled $0.9 million and $1.0 million at June 30, 2023 and December 31, 2022, respectively, were included with operating lease right-of-use assets on the condensed consolidated balance sheets.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating	$4,620	$3,690	$9,505	$6,838
Variable	1,204	409	2,177	1,123
Short-term	—	—	—	11
Total lease costs	$5,824	$4,099	$11,682	$7,972

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2023 (in thousands):

2023 (excluding the six months ended June 30, 2023)(a)	$9,760
2024	20,779
2025	20,378
2026	19,173
2027	19,384
Thereafter	71,049
Total operating lease payments	160,523
Less – lease payments representing interest	(32,584)
Present value of operating lease payments	$127,939

(a)	Amount consists of $10.5 million of undiscounted cash flows offset by $0.8 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2023.

As of June 30, 2023 and December 31, 2022, the weighted-average remaining term of operating leases was 8.4 years and 8.8 years, respectively, and the weighted-average discount rate of operating leases was 5.56% and 5.51%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in present value of operating lease liabilities (b)	$6,691	$3,425
Right-of-use assets obtained in exchange for operating lease liabilities	3,518	25,029

(b)	Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Warranty accrual – current portion	$4,624	$4,985
Insurance financing	1,086	1,010
Accrued sales tax liability assumed in acquisition	398	753
Accrued property taxes	408	28
Tax receivable agreement liability – current portion	—	269
Other	843	1,085
Total other current liabilities	$7,359	$8,130

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan	$—	$24,656
Less: unamortized debt issuance costs	—	(999)
Total debt	$—	$23,657

Term Loan and Revolving Line of Credit

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility had a term of five years and carried the same interest provisions as the term debt. A commitment fee was due quarterly based on the applicable margin applied to the unused total revolving commitment. (See Note 21—Subsequent Events for information on the new asset-based lending arrangement entered into by the Company on August 7, 2023).

Pursuant to a Pledge and Security Agreement between Purple LLC, KeyBank and the Company (the “Security Agreement”), the 2020 Credit Agreement was secured by a perfected first-priority security interest in the assets of Purple LLC and the Company, including a security interest in all intellectual property. Also, the Company agreed to an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the 2020 Credit Agreement. The Security Agreement contained a pledge, as security for the Company’s guaranty, of all its ownership interest in Purple LLC. The 2020 Credit Agreement also provided for standard events of default, such as for non-payment and failure to perform or observe covenants, and contained standard indemnifications benefitting the lenders.

The 2020 Credit Agreement included representations, warranties and certain covenants of Purple LLC and the Company. Under the 2020 Credit Agreement, Purple LLC was subject to several affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, subject to certain exceptions. In particular, Purple LLC was (i) subject to annual capital expenditure limits that can be adjusted based on the Company achieving certain net leverage ratio thresholds as provided in the 2020 Credit Agreement, (ii) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the 2020 Credit Agreement, and (iii) required to maintain minimum consolidated net leverage and fixed charge coverage ratio thresholds at certain measurement dates (as defined in the 2020 Credit Agreement). Purple LLC was also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. If the Company or Purple LLC failed to perform their obligations under these and other covenants, or if any event of default had occurred, the revolving loan commitments under the 2020 Credit Agreement could have been terminated and any outstanding borrowings, together with accrued interest, could have been declared immediately due and payable.

The Company’s operating and financial results for the year ended December 31, 2021 did not satisfy the financial and performance covenants required under the 2020 Credit Agreement. On February 28, 2022, prior to the covenant compliance certification date, the Company entered into the first amendment of the 2020 Credit Agreement to avoid a breach of these covenants and potential default. Pursuant to this amendment, the Company incurred fees and expenses of $0.8 million that were recorded as debt issuance costs in the condensed consolidated balance sheet and made a $2.5 million payment on the term loan to cover the four quarterly principal payments due in 2022. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt. This amendment contained a covenant waiver period such that the net leverage ratio and fixed charge coverage ratio were not tested for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022. Other modifications in the amendment included revised leverage ratio and fixed charge coverage definitions and thresholds, the addition of minimum liquidity requirements with mandatory prepayments of the revolving loan if cash exceeded $25.0 million, new weekly and monthly reporting requirements, limits on the amount of capital expenditures, the addition of a lease incurrence test for opening additional showrooms, and additional negative covenants during a covenant amendment period that extends into 2023 until certain conditions are met. In addition, the interest rate on any outstanding borrowings under the 2020 Credit Agreement was changed from LIBOR with a floor of 0.5% plus an applicable margin (historically at 3.0%) to an initial rate of SOFR with a floor of 0.5% plus an applicable margin of 4.75%, for a total rate of 5.25% as long as the applicable liquidity threshold is met. If the Company did not meet this threshold, the interest rate would have increased to SOFR with a floor of 0.5% plus 9.00%. Once the Company achieved a consolidated leverage ratio that was below 3.00 to 1.00, the interest rate would have been based on SOFR with a floor of 0.5% plus a 3.00% to 3.75% margin depending on the consolidated leverage ratio.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 23, 2022, the Company entered into a second amendment to the 2020 Credit Agreement. This amendment modified the 2020 Credit Agreement to allow Coliseum Capital Management, LLC, on behalf of its funds, managed accounts and its investment affiliates (individually “CCM” and collectively “Coliseum”) to acquire 35% or more of the combined voting power of all equity interests of the Company entitled to vote for the election of members of the Company’s board of directors (“Board”) without constituting an event of default. Coliseum is considered a related party of the Company in that Adam Gray, a member of our board of directors, serves as a managing partner of Coliseum. Pursuant to the second amendment of the 2020 Credit Agreement, the Company incurred fees and expenses of $0.4 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The Company accounted for this amendment as a modification of existing debt in accordance with ASC 470 – Debt. For further discussion see Note 15—Related Party Transactions—Coliseum Capital Management, LLC.

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

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. The amendment provided that the maximum leverage ratio covenant would not be tested for the first and second quarters of 2023, revised the ratio to 4.50x for the third quarter of 2023, and revised the ratio to 3.00x for all quarters thereafter. In addition, the minimum fixed charge coverage ratio covenant was not to be tested for the first and second quarters of 2023, was revised to 1.50x for the third and fourth quarters of 2023, and was revised to 2.00x for all quarters thereafter. The amendment also revised the lease incurrence test, which allowed the Company to incur ten new showroom leases for stores that would open in 2023 and six new leases for stores that would open in 2024. Moreover, beginning in the fourth quarter of 2023, we would have been allowed to begin entering into new leases for stores that would open in 2024, subject to leverage ratio requirements. The leverage ratio was to be less than 2.50x to sign leases, with up to a maximum of six new leases per quarter, increasing to eight new leases per quarter if the leverage ratio is less than 2.00x. The amendment further provided certain minimum consolidated EBITDA covenants for the first and second quarters of 2023 based on total unrestricted cash and unused revolver availability. The amendment also modified the definition of consolidated EBITDA to allow for nonrecurring / one-time and non-cash expenses and certain other expenses that are cash capped. In addition, for purposes of the definition of consolidated EBITDA, annual non-recurring and unusual out-of-pocket legal expenses were capped at $5.0 million for 2023 and $2.0 million per year thereafter. Moreover, the amendment (i) reduced the amount available under the revolving line of credit to $50.0 million, (ii) provided that the maturity date of the 2020 Credit Agreement would spring forward to June 30, 2024 if consolidated EBITDA was not greater than $15.0 million for 2023, (iii) reduced limits on maximum growth capital expenditures to $32.0 million for 2023 and $35.0 million for 2024 and 2025, and (iv) revised the current minimum liquidity covenant of $25.0 million to provide that it would increase to $30.0 million for each three-month period following the applicable fiscal quarter if the leverage ratio was greater than 3.00x for any fiscal quarter ending on or after the third quarter of 2023. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

On April 26, 2023, the Company received consent under the 2020 Credit Agreement that allowed the Company’s redemption of Proportional Representation Preferred Linked Stock (“PRPLS”) issued by the Company on February 24, 2023, in an aggregate amount not to exceed $0.2 million as agreed by the Company in an April 19, 2023 Cooperation Agreement (the “Cooperation Agreement”) entered into with Coliseum in connection with a complaint filed by Coliseum against the Company, and a waiver of any possible default related to entering into that Cooperation Agreement prior to receiving such consent. (See Note 15—Related Party Transactions—Coliseum Capital Management, LLC for information regarding the complaint previously filed by Coliseum, for information regarding events leading up to the Company’s issuance of the PRPLS, and for information regarding terms of the Cooperation Agreement and redemption of the PRPLS.)

On May 10, 2023, the Company entered into a sixth amendment to the 2020 Credit Agreement. This amendment clarified an ambiguity identified in the first sentence of Section 7.07(d), as amended by the fifth amendment, which provided that Minimum Consolidated EBITDA as of each of March 31, 2023 and June 30, 2023 pertained to Consolidated EBITDA for each such fiscal quarter rather than Consolidated EBITDA for the trailing twelve-month period.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest expense under the 2020 Credit Agreement totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2022, respectively.

12. Warrant Liabilities

The Company issued 12.8 million sponsor warrants pursuant to a private placement conducted simultaneously with its initial public offering. Each of these warrants entitled the registered holder to purchase one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per full share), subject to adjustment pursuant to the terms of the warrant agreement. These sponsor warrants contained certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for these warrants was recorded at fair value on the date of the Business Combination and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration.

There were no sponsor warrants exercised during the six months ended June 30, 2022. The 1.9 million sponsor warrants outstanding at June 30, 2022 had a fair value of $0.1 million.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

June 30, 2022
Trading price of common stock on measurement date	$3.06
Exercise price	$5.75
Risk free interest rate	2.51%
Warrant life in years	0.6
Expected volatility	98.78%
Expected dividend yield	—

During the three and six months ended June 30, 2022, the Company recognized gains of $0.3 million and $4.3 million, respectively, in its condensed consolidated statements of operations related to decreases in the fair value of the sponsor warrants outstanding at the end of the respective period.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Warranty accrual	$20,172	$20,744
Asset retirement obligations	2,163	2,098
Other	6	19
Total	22,341	22,861
Less – current portion of warranty accrual	(4,624)	(4,985)
Other long-term liabilities, net of current portion	$17,717	$17,876

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

The Company had the following activity for warranty liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$19,997	$16,368	$20,744	$15,013
Additions charged to expense for current period sales	1,471	2,173	2,167	4,336
Deduction from reserves for current period claims	(1,296)	(832)	(2,739)	(1,640)
Balance at end of period	$20,172	$17,709	$20,172	$17,709

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. There were no tax distributions paid during the six months ended June 30, 2023 and 2022. At June 30, 2023, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

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

Rights of Securities Holders

The holders of certain warrants exercisable into Class A common stock, including CCP, Blackwell and CDF, were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering these warrants (and any shares of Class A common stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A common stock. The registration statement was declared effective on April 3, 2018. Under the Registration Rights Agreement dated February 2, 2018 between the Company and CCP, Blackwell, and CDF (the “Coliseum Investors”), the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A common stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A common stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors. In May 2021, the Coliseum Investors exercised the first of their three written demands for registration in an underwritten offering.

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

There were a de minimis number of Paired Securities exchanged for Class A common stock during the six months ended June 30, 2023. There were no Paired Securities exchanged for Class A common stock during the six months ended June 30, 2022.

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

Non-Income Related Taxes

The Company complies with current law and collects and reports on sales tax and other taxes and required fees in all states in which it does business. The application of existing, new or revised taxes and fees on the Company’s business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes and fees on the Company’s business could also create significant increases in internal costs necessary to capture data and collect and remit taxes and pay the fees. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which the Company conducts or will conduct business.

Legal Proceedings

On September 20, 2020, Purple LLC filed a complaint in the U.S. Court of International Trade seeking to recover approximately $7.0 million of Section 301 duties paid at the time of importation on certain Chinese-origin goods. More than 4,000 other complaints have been filed by other companies seeking similar refunds. On March 12, 2021 the United States filed a master answer that applies to all the Section 301 cases, including Purple LLC’s. On July 6, 2021, the court granted a preliminary injunction against liquidation of any unliquidated entries. On April 1, 2022, the court issued an opinion that remanded the case back to the U.S. Trade Representative (“USTR”) to address certain procedural flaws in USTR’s process for determining whether certain products were subject to the Section 301 duties. On August 1, 2022, USTR issued its remand results. On September 14, 2022, the plaintiffs submitted comments on the remand results. USTR filed their response to these comments on November 4, 2022. The plaintiffs filed a reply on December 5, 2022 and the court held a hearing on February 7, 2023. On March 17, 2023, the court issued a final opinion and order upholding the remand results.  On May 12, 2023, the opinion and order were appealed to the US Court of Appeals for the Federal Circuit.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, and some of the Company’s board members, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. ReST subsequently filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Company’s board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals.  Pursuant to the Court’s order, Purple LLC filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021. The parties have completed the fact discovery and the expert discovery phases of the arbitration, and a two-week arbitration hearing began on July 31, 2023. ReST was sanctioned for improper litigation conduct, and certain defenses and claims were stricken and costs were ordered to be paid by ReST to Purple LLC.  Purple LLC seeks over $4 million in damages from ReST, whereas at this time ReST has lowered its demand and claims that Purple LLC is liable to it for approximately $8 million. The outcome of this litigation cannot be predicted at this stage. However, Purple LLC intends to vigorously pursue its claims and defend against the claims made by ReST.

On May 3, 2022, Purple LLC filed a complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple Innovation LLC’s website architecture and checkout process. Purple LLC paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple LLC withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon failed, Purple LLC filed its complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to Photon under the agreement. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple LLC, and also advancing a vague claim for tortious interference. On August 31, 2022, Purple LLC filed an amended complaint adding additional claims pertaining to Photon’s failure to deliver a point-of-sale system pursuant to the Master Professional Services Agreement. Purple LLC is seeking judgment against Photon in the amount of $4 million. The litigation is presently in its discovery phase. Purple LLC expects discovery to conclude in fall 2023. The Company intends to vigorously litigate its claims to resolution.

On August 5, 2022, Purple LLC filed a complaint with the U.S. International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple LLC’s intellectual property rights related to pillow and seat cushion products.  The complaint alleged that the Respondents have been violating 19 U.S.C. § 1337 by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple LLC’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple LLC design patent, infringe certain Purple LLC registered trademarks, and/or infringe certain Purple LLC utility patents, specifically including U.S. Patent No. 10,772,445.  The complaint requested at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products, regardless of the source of those products, that infringe Purple LLC’s asserted intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the Respondents named in the complaint that infringe any asserted intellectual property rights; and (iii) Cease and Desist Orders against the Respondents named in the complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers.  On September 6, 2022, the ITC instituted Investigation No. 337-TA-1328 in response to Purple LLC’s complaint.  Fact and expert discovery have been completed.  Purple LLC has entered into settlement agreements with seven Respondents, and the ITC issued Consent Orders under which those seven Respondents agreed to no longer import infringing products into the United States.  Purple LLC also has voluntarily terminated the Investigation as to a number of other Respondents.  No actively litigating Respondents remain in the case.  On July 13, 2023, the ITC Administrative Law Judge issued an Initial Determination (“ID”) in which she granted Purple LLC’s Motion for Summary Determination finding that the four remaining Respondents have violated Section 337.  The ID also recommended that the ITC issue a General Exclusion Order excluding from entry into the United States all pillows that infringe certain asserted claims of the ‘445 patent, regardless of the source of those products, or, in the alternative, Limited Exclusion Orders directed specifically to the four remaining Respondents.  The ID further recommended that the ITC issue Cease and Desist Orders directed specifically to the four remaining Respondents.  The ITC’s target date for completion of the investigation is currently November 13, 2023.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On September 22, 2022, Purple LLC filed an action in the U.S. District Court for the District of Utah, currently styled Purple Innovation, LLC v. Foshan Dirani Design Furniture Co., Ltd., No. 2:22-cv-00620-HCN-DAO, against numerous entities and individuals from the People’s Republic of China and South Korea (“Defendants”).  Purple LLC subsequently entered into settlement agreements with seven Defendants and voluntarily dismissed without prejudice its claims against certain other Defendants.  On March 7, 2023, Purple LLC filed a First Amended Complaint.  The operative complaint alleges that the remaining Defendants have infringed certain Purple LLC registered trademarks, have infringed Purple LLC trademark rights and committed unfair competition under Lanham Act § 43(a), have infringed a certain Purple LLC design patent, have infringed certain Purple LLC utility patents, have violated Utah Unfair Competition Act, Utah Code § 13-5a-101 et seq.; and/or have committed common law unfair competition.  The operative complaint seeks injunctive relief, compensatory damages, disgorgement of profits, punitive and exemplary damages, and attorneys’ fees and costs.  On June 13, 2023, the Court issued a Default Certificate entering default against all remaining Defendants.  On June 15, 2023, Purple LLC filed a Motion for Preliminary Injunction, Asset Freeze, and Expedited Discovery, which currently remains pending, against all remaining Defendants.  Purple LLC intends to vigorously litigate its claims to resolution.

In December 2022, Terry and Tony Pearce, Purple’s founders, filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. The Pearces allege that they each entered into employment agreements with Purple LLC in February 2018. The Pearces contend that certain corporate transactions between May 2019 and June 2020 reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary between August 2020, when they retired from Purple LLC, and December 2021. The Pearces calculate that they are each owed “no less than $500,000” in unpaid salary. Purple Inc. has moved to dismiss the Pearces’ claims in full, arguing that the Pearces’ legal theories are flawed and that the amended pleading reflects the Pearces’ inability to rehabilitate their claims. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims.

On April 3, 2023, InnoHold, LLC, Terry Pearce, and Tony Pearce (collectively, the “InnoHold Parties”) filed a complaint against Purple LLC in the Delaware Court of Chancery, captioned InnoHold, LLC et al. v. Purple Innovation, LLC, Case No. 2023-0393-PAF (Del. Ch. Apr. 3, 2023).  The complaint alleges that Purple LLC breached the Second Amended and Restated Limited Liability Company Agreement of Purple Innovation, LLC, dated as of February 2, 2018 (the “LLC Agreement”), and the implied covenant of good faith and fair dealing contained therein by failing to pay the full amount of tax distributions owed under the LLC Agreement.  The complaint also asserts a claim for indemnification under the LLC Agreement.  The InnoHold Parties seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as its legal fees and expenses incurred in connection with the litigation.  On June 13, 2023, Purple LLC filed an answer to the complaint denying the InnoHold Parties’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor.   The outcome of the litigation cannot be predicted at this early stage in the proceedings. Purple LLC intends to vigorously defend against these claims.

On March 24, 2023, Purple LLC filed a complaint against Tempur Sealy International, Inc., Sealy Technology LLC and Sealy Mattress Manufacturing Co., LLC (collectively, “Sealy”) in the U.S. District Court for the Middle District of North Carolina for infringement of Purple LLC’s U.S. Patent No. 11,317,733 entitled “Mattress Including an Elastomeric Cushioning Element and a Pocketed Coil Layer and Related Methods.” On July 17, 2023, Purple LLC filed a First Amended Complaint further detailing Sealy’s infringement of the patent through Sealy’s direct and indirect infringement by making, using, offering for sale, and/or importing into the United States Sealy FlexGrid Hybrid Construction mattresses. Purple seeks judgment of willful infringement, trebled damages, a permanent injunction, prejudgment and post-judgment interest, costs, expenses, and attorneys’ fees. Sealy filed its response to Purple’s First Amended Complaint on July 31, 2023. Discovery has yet to commence; and no trial date has been set. Purple LLC intends to vigorously litigate its claims to resolution.

On March 27, 2023, Sealy Technology, LLC (“Sealy Technology”) filed a Petition for Cancellation with the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board (“TTAB”), seeking cancellation of Purple LLC’s Trademark Registration No. 5,416,146 for HYPER-ELASTIC POLYMER in Class 20 for “elastomeric polymer in pre-shamed form sold as an integral component of pillows” (the “Registration”).  On June 6, 2023, Purple LLC filed a motion to dismiss (the “Motion”).  On June 9, 2023, the TTAB suspended proceedings pending the resolution of the Motion.  On June 18, 2023, Sealy Technology filed a response to the Motion, along with an Amended Petition.  The Amended Petition seeks cancellation of the Registration on the basis that the term is generic.  Purple LLC filed its reply in support of the Motion, thus completing the briefing, on July 10, 2023.  The Motion remains pending, and the proceeding remains suspended pending its resolution. Purple LLC intends to vigorously defend Sealy Technology’s petition.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum on behalf of certain investment funds and accounts to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum for $4.35 per share in cash. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. On September 25, 2022, with the authorization of the Board, a special committee of independent and disinterested directors of the Company (the “Special Committee”) was formed to determine the necessary actions to evaluate the Coliseum proposal and determine the course of action that was in the best interests of all the Company’s shareholders. Initially, the Special Committee approved the adoption of a limited-duration stockholder rights agreement (the “Rights Agreement”) with an expiration date of September 25, 2023. The Special Committee adopted the Rights Agreement in response to Coliseum’s substantial increase in ownership of the Company’s shares over the last year and the Special Committee’s desire to have the time and flexibility necessary to evaluate the unsolicited and non-binding proposal from Coliseum to acquire the outstanding common stock of the Company not already beneficially owned by Coliseum. On January 12, 2023, the Company issued a press release stating the Special Committee had rejected Coliseum’s unsolicited proposal.

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

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of its common stock owned by the Company’s shareholders. Each PRPLS would have voted together with the common stock in the election of directors, and related matters, and carried 10,000 votes each. Holders of PRPLS were entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which traded with the common stock. While the PRPLS were outstanding, any new issuance of common stock would have automatically included a proportionate number of PRPLS. The PRPLS were redeemable at any time by an affirmative vote of two-thirds of the members of the Board. The PRPLS did not have any dividend rights and were entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the common stock but would not have otherwise participated in any liquidating distributions.

On February 21, 2023, Coliseum filed a lawsuit against the Company and several members of its Board alleging that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of our 2023 annual meeting of stockholders. On April 19, 2023, the Company entered into a Cooperation Agreement with Coliseum to resolve the litigation. The Cooperation Agreement, which became effective on April 27, 2023, resulted in the following:

●	The size of the Board was increased from seven directors to eight directors.

●	The Company amended and restated its Second Amended and Restated Bylaws to include references to the Lead Independent Director Charter.

●	Board member and Coliseum managing partner Adam Gray was appointed Chairman of the Board.

●	Board member Gary DiCamillo continued to serve as Lead Independent Director and was appointed chair of the Nomination and Governance Committee.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

●	Paul Zepf and Pano Anthos resigned as directors of the Company.

●	The Board appointed S. Hoby Darling, R. Carter Pate, and Erika Serow to fill the vacancies created by the increased the size of the board and the resignations of Mr. Zepf and Mr. Anthos.

●	Scott Peterson, a stockholder and Board Observer since the Company’s acquisition of Intellibed, was included as a nominee on the Board’s slate of directors at the 2023 Annual Meeting in place of Dawn Zier, who had previously announced her decision not to stand for re-election.

●	Other than as described above with respect to Dawn Zier, the Board nominated all incumbent directors for election at our annual meetings of stockholders to be held in 2023 and 2024.

●	The Company amended its Corporate Governance Guidelines for Operation of the Board of Directors and adopted a Lead Independent Director Charter to provide for the responsibilities of the Lead Independent Director.

●	The Company terminated the stockholder rights agreement adopted on September 25, 2022 and agreed not to adopt a new stockholder rights agreement prior to the termination of the Cooperation Agreement without Coliseum’s prior consent. As a result, all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

●

The Company redeemed all outstanding shares of PRPLS and agreed not to issue any similar security or take any other action prior to the termination of the Cooperation Agreement that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS. As a result, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. The Company made a $0.1 million payment to redeem the PRPLS based on a record date as of April 28, 2023. The PRPLS redemption payment was reflected in the Company’s consolidated balance sheet as a reduction to additional paid-in capital.

●	The Company agreed to reimburse Coliseum for up to $4.0 million of out-of-pocket fees, costs, and expenses incurred in connection with the lawsuit.

●	The Company terminated the Special Committee.

●	Coliseum dismissed its litigation against the Company.

●	At the 2023 and 2024 annual meetings of stockholders, Coliseum caused or will cause all of the common stock that Coliseum or any of its affiliates had the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding Common Stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement shall terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings recently transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.3 million and $0.6 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Purple LLC continues to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease will remain in effect until September 30, 2023.

During the six months ended June 30, 2023, a former employee of Purple LLC who received distributions of Paired Securities from InnoHold exchanged a minimal number of Paired Securities for Class A common stock. There were no such exchanges during the six months ended June 30, 2022.

16. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At June 30, 2023, 105.3 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at June 30, 2023 were held by other parties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2023, there were no shares of preferred stock outstanding.

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of its common stock owned by the Company’s shareholders. Each PRPLS had the right to vote together with the common stock in the election of directors, and related matters, and carried 10,000 votes each. Holders of PRPLS were entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which traded with the common stock. While the PRPLS were outstanding, any new issuance of common stock would have automatically included a proportionate number of PRPLS. The PRPLS were redeemable at any time by an affirmative vote of two-thirds of the members of the Board. The PRPLS did not have any dividend rights and were entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the common stock but would not have otherwise participated in any liquidating distributions. As a result of the Cooperation Agreement, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. The Company made a $0.1 million payment to redeem the PRPLS based on a record date as of April 28, 2023. The PRPLS redemption payment was reflected in the Company’s consolidated balance sheet as a reduction to additional paid-in capital. At June 30, 2023 there were no PRPLS issued or outstanding. See Note 15—Related Parties— Coliseum Capital Management, LLC for additional detail regarding redemption of the PRPLS.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. The 1.9 million sponsor warrants that remained outstanding at December 31, 2022 expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration. There were no sponsor warrants exercised during the six months ended June 30, 2022.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At June 30, 2023 and December 31, 2022, the combined NCI percentage in Purple LLC was 0.4% and 0.5%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company reported income tax expense related to various state taxes of $0.1 million on a pretax loss of $60.9 million for the six months ended June 30, 2023 as compared to an income tax benefit of $6.0 million on a pretax loss of $28.0 million for the six months ended June 30, 2022. This resulted in an effective tax rate of (0.24)% for the six months ended June 30, 2023 as compared to 21.4% for the six months ended June 30, 2022. The Company’s effective tax rate for the six months ended June 30, 2023 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at June 30, 2023.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of June 30, 2023, the Company estimated that if all the remaining 0.4 million Class B units were redeemed for shares of its Class A common stock, the tax receivable agreement liability would be approximately $168.5 million. If the Company experiences a change of control (as defined under the tax receivable agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), it could be required to make an immediate lump-sum payment under the terms of the tax receivable agreement. Management currently estimates the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $110.7 million on a discounted basis. This potential early termination payment can be significantly impacted by the discounted interest rate at the time of termination.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2023, no material uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(37,509)	$(8,340)	$(60,809)	$(21,842)
Less – net loss attributed to noncontrolling interest	—	(70)	—	(199)
Net loss attributable to Purple Innovation, Inc. – diluted	$(37,509)	$(8,410)	$(60,809)	$(22,041)
Denominator:
Weighted average shares—basic	105,079	82,703	101,760	74,924
Add – dilutive effect of Class B shares	—	448	—	448
Weighted average shares—diluted	105,079	83,151	101,760	75,372
Net loss per common share:
Basic	$(0.36)	$(0.10)	$(0.60)	$(0.29)
Diluted	$(0.36)	$(0.10)	$(0.60)	$(0.29)

For the three and six months ended June 30, 2023, the Company excluded 3.0 million and 3.4 million, respectively, of Paired Securities convertible into an equal number of Class A shares, stock options and restricted stock as the effect was anti-dilutive. For the three and six months ended June 30, 2022, the Company excluded 3.3 million and 3.5 million, respectively, of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

19. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan, as amended and restated (the “2017 Plan”), provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Plan. As of June 30, 2023, an aggregate of 2.6 million shares remain available for issuance or use under the 2017 Plan.

Class A Stock Awards

In June 2023, the Company granted stock awards under the 2017 Incentive Plan to non-executive directors on the Board. The stock awards vested immediately and the Company issued 0.2 million shares of Class A common stock and recognized $0.6 million in expense during the three months ended June 30, 2023, which represented the fair value of the stock awards on the grant date.

Amended and Restated Grant Agreements

On March 15, 2023, in accordance with the 2017 Incentive Plan, the Company entered into amended and restated grant agreements relating to stock options and restricted stock unit awards previously granted to the Company’s chief executive officer in March 2022 and June 2022. The amended agreements revised the vesting schedule of the awards included in each grant. Pursuant to these agreements, 0.3 million of restricted stock units and stock options fully vested on March 25, 2023, another 0.3 million of restricted stock units and stock options, which included conditionally granted awards that were approved by shareholders at the 2023 Annual Meeting, will vest on March 25, 2024, and the remaining 0.3 million of conditionally granted awards approved by shareholders at the 2023 Annual Meeting will vest in full on March 25, 2025. These amendments resulted in the acceleration of $0.8 million of stock-based compensation expense into the first quarter of 2023 compared to the expense that would have been recorded based on vesting under the original agreements.

Employee Stock Options

Following receipt of shareholder approval of certain amendments to the 2017 Plan at the 2023 Annual Meeting, the 0.3 million stock options granted to the Company’s chief executive officer in June 2023 have an exercise price of $6.82 per option and expire in four years and vest over a two-year period. The Company determined the fair value of this award to be $0.1 million on the effective date, which will be expensed on a straight-line basis over the vesting period.

The Company determined the fair value of the options granted during the six months ended June 30, 2023 using the Black Scholes method with the following weighted average assumptions:

Fair market value	$0.22
Exercise price	$6.82
Risk free interest rate	4.48%
Expected term in years	2.58
Expected volatility	44.98%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2023:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2023	819	$8.68	2.3	$—
Granted	295	6.82	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(240)	7.26	—	—
Options outstanding as of June 30, 2023	874	$8.44	2.7	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of June 30, 2023 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	151	0.9	151	0.9	$—
6.82	500	3.8	167	3.8	—
7.99	19	1.4	19	1.4	—
8.32	108	1.0	105	1.0	—
13.12	61	1.9	49	1.9	—
32.28	35	2.7	21	2.7	—

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2023:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2023	307	$2.84
Granted	295	0.22
Vested	(218)	2.35
Forfeited	(22)	2.70
Nonvested options as of June 30, 2023	362	$0.95

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and six months ended June 30, 2023, the Company recognized stock option expense of $0.1 million and $0.4 million, respectively. The Company recorded stock option expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, outstanding stock options had $0.3 million of unrecognized stock compensation cost with a remaining recognition period of 1.7 years.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

During the second quarter of 2023, the Company granted 2.4 million restricted stock units under the 2017 Incentive Plan to certain members of the Company’s management team. Approximately one-half of the restricted stock units granted included a market vesting condition. The restricted stock awards that did not have a market vesting condition had a weighted average grant date fair value of $2.75 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $1.92 per share using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Trading price of common stock on measurement date	$2.72
Risk free interest rate	4.29%
Expected life in years	2.7
Expected volatility	89.9%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2023:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2023	1,235	$5.47
Granted	2,429	2.33
Vested	(306)	6.24
Forfeited	(165)	6.07
Nonvested restricted stock units as of June 30, 2023	3,193	$2.98

The Company recorded restricted stock unit expense of $0.9 million and $1.8 million during the three and six months ended June 30, 2023, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, outstanding restricted stock units had $7.7 million of unrecognized stock compensation cost with a remaining recognition period of 2.3 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$23	$104	$98	$170
Marketing and sales	240	266	215	403
General and administrative	1,332	861	2,452	1,184
Research and development	66	44	88	60
Total non-cash stock-based compensation	$1,661	$1,275	$2,853	$1,817

20. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively.

21. Subsequent Events

New Credit Agreements

On August 7, 2023, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into a term loan credit agreement (the “Term Loan Agreement”) with Callodine Commercial Finance, LLC and a group of financial institutions (the “Term Loan Lenders”). Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provides for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.1 million that will be reflected as debt issuance costs in the third quarter of 2023.

Term Loan Agreement and Term Loan Pledge and Security Agreement

The Term Loan Agreement provides for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, will be used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the Term Loan Agreement are secured by a perfected second-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected first-priority security interest in substantially all other assets of the Loan Parties, including, without limitation, the intellectual property and equipment of the Loan Parties, subject to certain exceptions.

The Term Loan Agreement provides for customary events of default such as for non-payment and failure to perform or observe covenants. The Term Loan Agreement contains customary indemnifications that benefit the Term Loan Lenders.

The Term Loan Agreement also contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Term Loan Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, each of which are subject to certain exceptions. In particular, the Loan Parties are (i) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Term Loan Agreement, and (ii) required to maintain a minimum revolving loan availability under the ABL Agreement. Each Loan Party is also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties fail to perform their obligations under these and other covenants, or should any event of default occur, the Term Loans, together with accrued interest, could be declared immediately due and payable.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

ABL Agreement and ABL Pledge and Security Agreement

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million, subject to certain conditions (the “ABL Loans”). No funds were drawn under the ABL Agreement at closing. The Company anticipates that any funds drawn from under the ABL Agreement will be used to finance permitted acquisitions defined in the agreement and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

The borrowing rates under the ABL Agreement will accrue on a three-tiered grid based on revolving availability, ranging from (i) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 2.75% per annum to (ii) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 3.25% per annum, with a SOFR floor of 0% per annum. The ABL Loans may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on certain asset dispositions, casualty events, equity issuances and extraordinary receipts.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the ABL Agreement are secured by a perfected first-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected second-priority security interest in substantially all of the other assets of the Loan Parties, subject to certain exceptions.

The ABL Agreement provides for customary events of default such as non-payment and failure to perform or observe covenants. The ABL Agreement contains customary indemnifications that benefit the ABL Lenders.

The ABL Agreement also contains representations, warranties and certain covenants of the Loan Parties. The Loan Parties are subject to affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, in each case, subject to certain exceptions. In particular, the Loan Parties are (i) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the ABL Agreement, and (ii) if revolving availability under the ABL Agreement is less than a specified amount, required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Agreement), and (iii) required to maintain a specified minimum revolving availability. Each Loan Party is also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the ABL Agreement may be terminated and any outstanding ABL Loans, together with accrued interest, could be declared immediately due and payable and any outstanding letters of credit may be required to be cash collateralized.

Termination of 2020 Credit Agreement

In connection with the Company’s execution of the Term Loan Agreement and ABL Credit Agreement, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the term loan or the revolving line of credit at the time of termination.

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

We are an omni-channel Company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, duvets, duvet covers, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products directly to consumers through our e-commerce and Purple owned retail showroom channels, online marketplaces and retail wholesale partners.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC as holder of all Class A units and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At June 30, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC while other Class B Unit holders had the remaining 0.4%.

On August 31, 2022, we acquired all the issued and outstanding stock of Intellibed pursuant to the Merger Agreement. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. We believe the addition of Intellibed has increased product offerings to customers, expanded market opportunities, capitalized on synergies of the combined companies, and increased opportunities for innovation. In addition, the acquisition consolidated ownership of our intellectual property licensed to Intellibed and we believe will enable us to more fully capitalize on growing demand for products with our proprietary gel technologies. For further discussion see Note 4 — Acquisition.

Executive Summary – Results of Operations

Net revenues decreased 16.1% to $120.9 million and 19.9% to $230.2 million for the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in the prior year. These decreases were primarily due to continued softening demand in the industry for home-related products, inflationary pressure on consumer discretionary spending, forward buying of consumers in recent years, industry-standard price reductions on the sell-in of new mattress and adjustable base floor models to wholesale partners and increased discounting of discontinued models sold through our DTC channels. Additionally, although we began ramping up marketing efforts in mid-May to support our new product lineups, the planned pullback in advertising spend prior to that impacted demand during the quarter.

Gross profit decreased 21.2% to $38.5 million and 18.7% to $81.7 million for the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in the prior year. These decreases were primarily due to corresponding decreases in sales volume. Our gross profit percentage on a year-to-date basis, which increased to 35.5% of net revenues in 2023 from 35.0% in 2022, benefited from the ongoing realization of efficiency and cost saving initiatives put in place during the first half of 2022. These benefits were offset in part by new mattress and base floor models being sold to our wholesale partners at reduced pricing coupled with increased discounting of discontinued models sold through our DTC channels as we transitioned to our new Premium and Luxe product lineups.

Operating expenses increased 24.4% to $75.7 million and 7.7% to $141.0 million for the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in the prior year. These increases were primarily due to legal and professional fees of $8.2 million and $14.1 million incurred by the Special Committee during the three and six months ended June 30, 2023, respectively. Included in those amounts are a $4.0 million accrual made in the second quarter of 2023 for the settlement amount owed to Coliseum. Marketing and sales expenses were $6.0 million higher in the second quarter due mainly to the increased number of showrooms and the associated costs, increased wholesale marketing costs and increased advertising spend to align with the launch of our new Premium and Luxe product lineups in May 2023.

Other expense totaled $1.7 million for the six months ended June 30, 2023 compared to other income of $2.4 million for the six months ended June 30, 2022. Other expense in 2023 included a $1.2 million loss on extinguishment of the Company’s term loan during the first quarter. Other income in 2022 primarily reflected a $4.3 million gain related to a decrease in the fair value of the sponsor warrants outstanding at the end of June 30, 2022.

Net loss was $37.5 million and $60.8 million for the three and six months ended June 30, 2023, respectively, compared to net losses of $29.2 million and $21.8 million for the three and six months ended June 30, 2022, respectively.

Recent Developments in Our Business

Operational Developments

In 2022 and continuing into 2023, we expanded our focus on product development and increased our innovation capabilities. As a result, in May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. Although the response to our new products and new brand positioning has been positive, we continue to experience softening demand for home-related products in 2023 due to forward buying in recent years and inflationary pressures on consumer discretionary spending. Also, as consumer spending habits have moved away from the COVID era e-commerce spike in purchases to brick and mortar buying, we have invested in showroom expansion and grown the number of Purple owned retail showrooms to 56 at June 30, 2023 from 40 at the end of June 30, 2022. Although we added only one new showroom during the first six months of 2023, we expect to add additional new showrooms across the remainder of the year. In addition, we have focused on growing our placements with wholesale partners and improving wholesale door productivity. In the second quarter, less than half of our approximately 3,300 wholesale doors were transitioned to our new line of mattress products. We expect to convert the remaining wholesale doors to our new product lineup by the end of the year. Showroom expansion and improving the sales productivity of both our wholesale doors and existing showrooms remain primary focuses and are critical components of our strategy to respond to shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are building the framework for improved operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies that will drive share gains in the premium mattress category and position us for accelerated growth. Beginning in 2022 and continuing into 2023, we purposely reduced our advertising spending to improve marketing efficiency, conserve profitability in a challenging macroeconomic environment and align spending with current demand levels. With the introduction of our new product lineups, we initiated a new marketing campaign and increased advertising spend in May and June 2023. We believe we have set the right course for the next stage of growth for the Company. June, the first full month with our new product in-market, was the strongest month of 2023 with a revenue run rate up double digits to the first 5 months of the year.

Coliseum Cooperation Agreement

On February 21, 2023, Coliseum filed a lawsuit against us and several members of our Board alleging that we and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of our 2023 annual meeting of stockholders. On April 19, 2023, we entered into a Cooperation Agreement with Coliseum to resolve the litigation. The Cooperation Agreement, which became effective on April 27, 2023, resulted in the following:

●	The size of the Board was increased from seven directors to eight directors.

●	We amended and restated our Second Amended and Restated Bylaws to include references to our Lead Independent Director Charter.

●	Board member and Coliseum managing partner Adam Gray was appointed Chairman of the Board.

●	Board member Gary DiCamillo continued to serve as Lead Independent Director and was appointed chair of the Nomination and Governance Committee.

●	Paul Zepf and Pano Anthos resigned as directors of the Company.

●	The Board appointed S. Hoby Darling, R. Carter Pate, and Erika Serow to fill the vacancies created by the increased the size of the board and the resignations of Mr. Zepf and Mr. Anthos.

●	Scott Peterson, a stockholder and Board Observer since our acquisition of Intellibed, was included as a nominee on the Board’s slate of directors at the 2023 Annual Meeting in place of Dawn Zier, who had previously announced her decision not to stand for re-election.

●	Other than as described above with respect to Dawn Zier, the Board nominated all incumbent directors for election at our annual meetings of stockholders to be held in 2023 and 2024.

●	We amended our Corporate Governance Guidelines for Operation of the Board of Directors and adopted a Lead Independent Director Charter to provide for the responsibilities of the Lead Independent Director.

●	We terminated the stockholder rights agreement adopted on September 25, 2022 and agreed not to adopt a new stockholder rights agreement prior to the termination of the Cooperation Agreement without Coliseum’s prior consent. As a result, all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

●	We redeemed all outstanding shares of PRPLS and agreed not to issue any similar security or take any other action prior to the termination of the Cooperation Agreement that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS. As a result, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. We made a $0.1 million payment to redeem the PRPLS based on a record date as of April 28, 2023. The PRPLS redemption payment was reflected in our consolidated balance sheet as a reduction to additional paid-in capital.

●	We agreed to reimburse Coliseum for up to $4.0 million of out-of-pocket fees, costs, and expenses incurred in connection with the lawsuit.

●	We terminated the Special Committee.

●	Coliseum dismissed its litigation against us.

●	At the 2023 and 2024 annual meetings of stockholders, Coliseum caused or will cause all of the common stock that Coliseum or any of its affiliates had the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership of Voting Securities to exceed 44.4% of the total outstanding Common Stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement shall terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

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

In February 2023, we completed an underwritten offering of 13.4 million shares of Class A common stock at a public offering price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by us from the offering, after deducting offering fees and expenses of $3.3 million, totaled $57.0 million.

Debt Financing

On August 7, 2023, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into a term loan credit agreement (the “Term Loan Agreement”) with Callodine Commercial Finance, LLC and a group of financial institutions. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provides for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.1 million that will be reflected as debt issuance costs in the third quarter of 2023.

The Term Loan Agreement provides for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, will be used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the Term Loan Agreement are secured by a perfected second-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected first-priority security interest in substantially all other assets of the Loan Parties, including, without limitation, the intellectual property and equipment of the Loan Parties, subject to certain exceptions.

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million, subject to certain conditions (the “ABL Loans”). No funds were drawn under the ABL Agreement at closing. The Company anticipates that any funds drawn from under the ABL Agreement will be used to finance permitted acquisitions, as defined in the ABL Agreement and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

The borrowing rates under the ABL Agreement will accrue on a three-tiered grid based on revolving availability, ranging from (i) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 2.75% per annum to (ii) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 3.25% per annum, with a SOFR floor of 0% per annum. The ABL Loans may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on certain asset dispositions, casualty events, equity issuances and extraordinary receipts.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the ABL Agreement are secured by a perfected first-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected second-priority security interest in substantially all of the other assets of the Loan Parties, subject to certain exceptions.

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility had a term of five years and carried the same interest provisions as the term debt.

On February 17, 2023, we entered into a fifth amendment to the 2020 Credit Agreement. As a condition of entering into the amendment, we made a payment of $24.7 million to satisfy the outstanding balance on the term loan plus accrued interest. The amendment revised various financial covenants and certain definitions of key terms, reduced the amount available under the revolving line of credit to $50.0 million, provided that the maturity date of the 2020 Credit Agreement would spring forward to June 30, 2024 if consolidated EBITDA was not greater than $15.0 million for 2023, reduced limits on maximum growth capital expenditures, and revised the current minimum liquidity covenant. Pursuant to this amendment, we incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

In connection with our execution of the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the term loan or the revolving line of credit at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement will be recorded as a loss on extinguishment of debt in the third quarter of 2023.

Outlook for Growth

We believe that our four strategic initiatives – accelerating innovation, brand elevation, developing our three distribution channels and operational excellence – will be fundamental to our future success.

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Strengthen our wholesale relationships, prioritize existing door productivity, and develop and execute our other strategies to meaningfully expand our wholesale business.

●

Expand and mature our fleet of Purple owned retail showrooms in 2023, increase door productivity, provide a brand halo benefit to other channels in the surrounding areas, strengthen the relationship with the consumer, and increase the share of more profitable DTC revenue mix.

●	Build brand position to grow our market share of the premium and luxury mattress categories. We launched our new Premium and Luxe product lineups in the second quarter of 2023. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to additional categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to further enhance our gross margin.

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

Operating Results for the Three Months Ended June 30, 2023 and 2022

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$120,872	100.0%	$144,109	100.0%
Cost of revenues	82,408	68.2	95,297	66.1
Gross profit	38,464	31.8	48,812	33.9
Operating expenses:
Marketing and sales	46,379	38.4	40,373	28.0
General and administrative	26,437	21.9	18,779	13.0
Research and development	2,925	2.4	1,748	1.2
Total operating expenses	75,741	62.7	60,900	42.3
Operating loss	(37,277)	(30.8)	(12,088)	(8.4)
Other income (expense):
Interest expense	(352)	(0.3)	(707)	(0.5)
Other income (expense), net	37	—	(136)	(0.1)
Change in fair value – warrant liabilities	—	—	346	0.2
Total other expense, net	(315)	(0.3)	(497)	(0.3)
Net loss before income taxes	(37,592)	(31.1)	(12,585)	(8.7)
Income tax (expense) benefit	(72)	(0.1)	4,175	2.9
Net loss	(37,664)	(31.2)	(8,410)	(5.8)
Net loss attributable to noncontrolling interest	(155)	(0.1)	(70)	—
Net loss attributable to Purple Innovation, Inc.	$(37,509)	(31.0)	$(8,340)	(5.8)

Revenues, Net

Net revenues decreased $23.2 million, or 16.1%, to $120.9 million for the three months ended June 30, 2023 compared to $144.1 million for the three months ended June 30, 2022. The decrease in net revenues was primarily due to continued softening demand in the industry for home related products, inflationary pressure on consumer discretionary demand,forward buying of consumers in recent years, price reductions of floor models and increased discounting on discontinued models sold through our DTC channels as we launched our new Premium and Luxe product lineups. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $13.6 million, or 16.6% and wholesale net revenues declining $9.7 million, or 15.5%. Within DTC, e-commerce net revenues decreased $15.5 million, or 23.1%, while Purple owned retail showroom net revenues increased $2.0 million, or 13.5%. The decrease in e-commerce net revenues reflected the impact of the reasons previously stated. The increase in Purple owned retail showroom net revenue was driven by showrooms increasing from 40 at the end of June 2022 to 56 at the end of June 2023. The decrease in wholesale net revenues, which reflected the impact of the reasons previously stated, was also affected by reduced purchases from existing wholesale partners ahead of the launch of our new Premium and Luxe product lineups coupled with floor models of our new mattress and base products being sold to our wholesale partners at reduced pricing.

Cost of Revenues

Cost of revenues decreased $12.9 million, or 13.5%, to $82.4 million for the three months ended June 30, 2023 compared to $95.3 million for the three months ended June 30, 2022. This decrease was primarily due to a corresponding decrease in sales volume. Our gross profit percentage, which decreased to 31.8% of net revenues in the second quarter of 2023 from 33.9% in the second quarter of 2022, was negatively impacted by the transition to our new Premium and Luxe product lineups whereby floor models of our new mattress and base products were sold to our wholesale partners at reduced pricing coupled with increased discounting of discontinued models sold through our DTC channels.

Marketing and Sales

Marketing and sales expense increased $6.0 million, or 14.9%, to $46.4 million for the three months ended June 30, 2023 compared to $40.4 million for the three months ended June 30, 2022. Marketing and sales expense as a percentage of net revenues was 38.4% in the second quarter of 2023 compared to 28.0% in the second quarter of 2022. This increase reflected a $3.7 million increase in costs associated with showroom expansion, and a $2.6 million increase in wholesale marketing. In addition, advertising spending increased $1.2 million, or 6.0%, to $20.1 million for the three months ended June 30, 2023 compared to $18.9 million for the three months ended June 20, 2022. Advertising spend began increasing in mid-May to align with the launch of our new Premium and Luxe product lineups. These increases were offset in part by a $1.5 million decrease in other marketing and sales costs.

General and Administrative

General and administrative expense increased $7.7 million, or 40.8%, to $26.4 million for the three months ended June 30, 2023 compared to $18.8 million for the three months ended June 30, 2022. This increase was primarily due to legal and professional fees incurred by the Special Committee, which included a $4.0 million accrual for the settlement amount owed to Coliseum.

Research and Development

Research and development costs increased $1.2 million, or 67.3%, to $2.9 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022. This increase primarily reflected our focus on new product innovation initiatives to remain competitive and advance our current product line.

Operating Loss

Operating loss increased $25.2 million to $37.3 million for the three months ended June 30, 2023 compared to $12.1 million for the three months ended June 30, 2022. The larger operating loss primarily resulted from a decrease in gross profit that was driven by lower sales and a reduced gross profit percentage, an increase in higher marketing and sales costs primarily associated with our new product launch, and an increase in general and administrative expense resulting from legal and professional fees incurred by the Special Committee and attributable to the Cooperation Agreement with Coliseum.

Interest Expense

Interest expense totaled $0.4 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. This decrease was primarily due to interest expense incurred during the three months ended June 30, 2022 on the term loan that was paid off in February 2023.

Change in Fair Value – Warrant Liabilities

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration. During the three months ended June 30, 2022, we recognized a gain of $0.3 million in our condensed consolidated statement of operations related to a decrease in the fair value of the warrants outstanding at the end of the quarter. The 1.9 million sponsor warrants outstanding at June 30, 2022 had a fair value of $0.1 million.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the three months ended June 30, 2023 compared to an income tax benefit of $4.2 million for the three months ended June 30, 2022. The income tax expense amount in 2023 resulted from various state income taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million for the three months ended June 30, 2023 compared to a net loss of $0.1 million for the three months ended June 30, 2022.

Operating Results for the Six Months Ended June 30, 2022 and 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$230,244	100.0%	$287,288	100.0%
Cost of revenues	148,557	64.5	186,850	65.0
Gross profit	81,687	35.5	100,438	35.0
Operating expenses:
Marketing and sales	84,552	36.7	90,332	31.4
General and administrative	50,104	21.8	36,667	12.8
Research and development	6,297	2.7	3,891	1.4
Total operating expenses	140,953	61.2	130,890	45.6
Operating loss	(59,266)	(25.7)	(30,452)	(10.6)
Other income (expense):
Interest expense	(554)	(0.2)	(1,730)	(0.6)
Other income (expense), net	110	—	(119)	—
Change in fair value – warrant liabilities	—	—	4,274	1.5
Loss on extinguishment of debt	(1,217)	(0.5)	—	—
Total other income (expense), net	(1,661)	(0.7)	2,425	0.8
Net loss before income taxes	(60,927)	(26.5)	(28,027)	(9.8)
Income tax benefit (expense)	(144)	(0.1)	5,986	2.1
Net loss	(61,071)	(26.5)	(22,041)	(7.7)
Net loss attributable to noncontrolling interest	(262)	(0.1)	(199)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(60,809)	(26.4)	$(21,842)	(7.6)

Revenues, Net

Net revenues decreased $57.0 million, or 19.9%, to $230.2 million for the six months ended June 30, 2023 compared to $287.3 million for the six months ended June 30, 2022. The decrease in net revenues was primarily due to continued softening demand in the industry for home-related products, inflationary pressure on consumer discretionary demand, forward buying of consumers in recent years, price reductions of floor models and increased discounting on discontinued models sold through our DTC channels as we launched our new Premium and Luxe product lineups. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $32.6 million, or 19.5% and wholesale net revenues declining $24.4 million, or 20.4%. Within DTC, e-commerce net revenues decreased $37.6 million, or 26.7%, while Purple owned retail showroom net revenues increased $5.0 million, or 18.9%. The decrease in e-commerce net revenues reflected the impact of the reasons previously stated. The increase in Purple owned retail showroom net revenue was driven by showrooms increasing from 40 at the end of June 2022 to 56 at the end of June 2023. The decrease in wholesale net revenues, which reflected the impact of the reasons previously stated, was also affected by reduced purchases from existing wholesale partners ahead of the launch of our new Premium and Luxe product lineups coupled with floor models of our new mattress and base products being sold to our wholesale partners at reduced pricing.

Cost of Revenues

Cost of revenues decreased $38.3 million, or 20.5%, to $148.6 million for the six months ended June 30, 2023 compared to $186.9 million for the six months ended June 30, 2022. This decrease was primarily due to a corresponding decrease in sales volume. Our gross profit percentage, which increased to 35.5% of net revenues in 2023 from 35.0% in 2022, benefited from the ongoing realization of efficiency and cost saving initiatives put in place during the first half of 2022, offset in part floor models of our new mattress and base products being sold to our wholesale partners at reduced pricing coupled with increased discounting of discontinued models sold through our DTC channels as we transitioned to our new Premium and Luxe product lineups. The gross profit percentage in 2022 was adversely impacted by unfavorable cost absorption from lower than planned production volumes in prior months, and elevated levels of materials, labor and overhead costs.

Marketing and Sales

Marketing and sales expense decreased $5.8 million, or 6.4%, to $84.6 million for the six months ended June 30, 2023 compared to $90.3 million for the six months ended June 30, 2022. This decrease reflected a $10.9 million decline in advertising spending and a $4.9 million decrease in other marketing costs. The reduction in advertising spending was primarily due to management focusing its efforts on improving marketing efficiency with its legacy products and then increasing advertising spend to align with the launch of our new Premium and Luxe product lineups in May 2023. The decrease in other marketing costs reflected the impact of management restructuring the marketing organization in the first half of 2022. These decreases were offset in part by a $9.5 million increase in marketing and sales costs associated with showroom expansion. Marketing and sales expense as a percentage of net revenues was 36.7% during the first six months of 2023 compared to 31.4% for the first six months of 2022. The higher percentage of revenues reflected the impact of lower sales coupled with management’s expanded marketing efforts in the second quarter of 2023 to support the launch of our new Premium and Luxe product lineups in May 2023.

General and Administrative

General and administrative expense increased $13.4 million, or 36.6%, to $50.1 million for the six months ended June 30, 2023 compared to $36.7 million for the six months ended June 30, 2022. This increase was primarily due to legal and professional fees incurred by the Special Committee, which included a $4.0 million accrual made in the second quarter of 2023 for the settlement amount owed to Coliseum.

Research and Development

Research and development costs increased $2.4 million, or 61.8%, to $6.3 million for the six months ended June 30, 2023 compared to $3.9 million for the six months ended June 30, 2022. This increase primarily reflected our focus on new product innovation initiatives to remain competitive and advance our current product line

Operating Income (Loss)

Operating loss increased $28.8 million to $59.3 million for the six months ended June 30, 2023 compared to $30.5 million for the six months ended June 30, 2022. The larger operating loss primarily resulted from a decrease in gross profit that was driven by lower sales coupled with an increase in general and administrative expense resulting from legal and professional fees incurred by the Special Committee and attributable to the Cooperation Agreement with Coliseum.

Interest Expense

Interest expense totaled $0.6 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. The lower amount in 2023 was primarily due to the six months ended June 30, 2022 including a greater amount of interest expense related to the term loan that was paid off in February 2023 and interest expense for the $55.0 million revolving line of credit that was drawn down by the Company in November 2021 and repaid in full on March 31, 2022.

Change in Fair Value – Warrant Liabilities

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration and a de minimis fair value at the previous reporting date. During the six months ended June 30, 2022, we recognized a gain of $4.3 million in our condensed consolidated statement of operations related to a decrease in the fair value of the warrants outstanding at the end of the quarter.

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

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the six months ended June 30, 2023 compared to an income tax benefit of $6.0 million for the six months ended June 30, 2022. The income tax expense amount in 2023 resulted from various state income taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.3 million for the six months ended June 30, 2023 compared to a net loss of $0.2 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our asset-based lending facility and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, working capital needs, and operating lease payment obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $25.2 million and $43.9 million, respectively, as of June 30, 2023 compared to $40.0 million and $62.4 million, respectively, as of December 31, 2022. Cash used for capital expenditures decreased from $26.1 million in the first six months of 2022 to $5.8 million during the first six months of 2023. Our capital expenditures in the first six months of 2023 primarily consisted of primarily consisted of additional investments made in our manufacturing facilities in Utah and Georgia.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend, use the liquidity we have available under our new credit facility and postpone or discontinue our growth strategies. In such event, this could result in slower growth or no growth, and we may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain all of our employees. We may also consider seeking additional funding sources including new debt or equity capital.

Based on our current projections, we believe our cash on hand, amounts available under our asset-based lending arrangement, and expected cash to be generated from our operations will be sufficient to meet our working capital requirements and cover anticipated capital expenditures for at least the next 12 months.

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

In February 2023, we completed an underwritten offering of 13.4 million shares of Class A common stock at a public offering price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by us from the offering, after deducting offering fees and expenses of $3.1 million, totaled $57.0 million.

Debt

On August 7, 2023, the Loan Parties entered into the Term Loan Agreement with Callodine Commercial Finance, LLC and a group of financial institutions. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the ABL Lenders. that provides for the ABL Agreement. Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.1 million that will be reflected as debt issuance costs in the third quarter of 2023.

The Term Loan Agreement provides for up to $25.0 million of term loans, with up to $5.0 million of incremental Term Loans, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, will be used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the Term Loan Agreement are secured by a perfected second-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected first-priority security interest in substantially all other assets of the Loan Parties, including, without limitation, the intellectual property and equipment of the Loan Parties, subject to certain exceptions.

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million, subject to certain conditions. No funds were drawn under the ABL Agreement at closing. The Company anticipates that any funds drawn from under the ABL Agreement will be used to finance permitted acquisitions, as defined in the ABL Agreement, and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

The borrowing rates under the ABL Agreement will accrue on a three-tiered grid based on revolving availability, ranging from (i) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 2.75% per annum to (ii) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 3.25% per annum, with a SOFR floor of 0% per annum. The ABL Loans may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on certain asset dispositions, casualty events, equity issuances and extraordinary receipts.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the ABL Agreement are secured by a perfected first-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected second-priority security interest in substantially all of the other assets of the Loan Parties, subject to certain exceptions.

In connection with the Company’s execution of the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the term loan or the revolving line of credit at the time of termination.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. As of both June 30, 2023 and December 31, 2022, there was no tax receivable agreement liability reflected in either of these consolidated balance sheets. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets in the fourth quarter of 2022, we evaluated the probability of amounts being owed pursuant to the tax receivable agreement and determined the likelihood of a future liability was not probable. As result, we continued to record no tax receivable agreement liability in the second quarter of 2023. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. Also, as discussed above regarding the Cooperation Agreement, we will reimburse Coliseum for all out-of-pocket fees, costs, and expenses incurred in connection with their complaint, provided that such an amount shall not exceed $4.0 million in the aggregate. See Notes 9 and 15 of the condensed consolidated financial statements for additional information on leases and the Cooperation Agreement, respectively.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following summarizes our cash flows for the six months ended June 30, 2023 and 2022 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(38,053)	$(52,804)
Net cash used in investing activities	(5,823)	(26,055)
Net cash provided by financing activities	29,071	28,412
Net decrease in cash	(14,805)	(50,447)
Cash, beginning of the period	41,754	91,616
Cash, end of the period	$26,949	$41,169

Cash used in operating activities was $37.9 million and $52.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in operating activities in 2023 was primarily comprised of a net loss of $61.1 million, offset in part by non-cash adjustments totaling $17.6 million. These non-cash adjustments primarily related to $12.9 million of depreciation and amortization, a $1.2 million loss on the extinguishment of debt and $2.9 million of stock-based compensation. Changes in operating assets and liabilities increased cash used in operating activities by $5.4 million in 2023. This increase primarily reflected a $11.5 million decrease in accounts receivable and a $3.3 million increase in accounts payable, offset by a $5.1 million increase in inventories combined with a $4.0 million decrease in accrued rebates and allowances. The decline in accounts receivable was due in part to a $13.6 million decrease in wholesale net revenues in the second quarter of 2023 compared to the fourth quarter of 2022. The increase in inventories was primarily due to an increase in finished goods inventory. The decrease in accrued rebates and allowances primarily resulted from a large credit memo issued in the first quarter to a wholesale partner for volume rebates related to 2022 purchases.

Cash used in investing activities reflected capital expenditures of $5.8 million for the six months ended June 30, 2023 compared to $26.1 million for the six months ended June 30, 2022. Capital expenditures during the first six months of 2023 primarily consisted of additional investments made in our manufacturing facilities in Utah and Georgia.

Cash provided by financing activities was $28.9 million during the six months ended June 30, 2023 compared to $28.4 million during the six months ended June 30, 2022. Financing activities during the first six months of 2023 included $57.0 million of net proceeds received from the stock offering, offset in part by a $24.7 million term loan payment, $2.9 million in other debt related payments, and $0.4 million of other payments.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our outstanding borrowings. Our revolving line of credit under our 2020 Credit Agreement bore interest at a variable rate, which exposed us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2023, we had no variable rate debt outstanding as our term loan was paid in full during the first quarter of 2023 and we had no borrowings outstanding under our revolving line of credit.

The proceeds we received from the Term Loans entered into in August 2023 bear interest at variable rates which exposes us to market risks relating to changes in interest rates. On August 7, 2023, we had $25.0 million of variable rate debt outstanding under our Term Loans. Based on these debt levels, an increase of 100 basis points in the effective interest rates on these outstanding debt amounts would result in an increase in interest expense of approximately $0.3 million over the next 12 months.

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

We acquired Intellibed on August 31, 2022 and are currently in the process of integrating Intellibed into our assessment of internal control over financial reporting. Management’s assessment and conclusions on the effectiveness of our internal control over financial reporting as of June 30, 2023 excludes an assessment of the internal control over financial reporting of Intellibed. We are in the process of implementing our internal control structure at Intellibed and expect that this effort will be completed in fiscal 2023.

Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we have access to a revolving asset-based credit facility of up to $50 million under the ABL Credit Agreement and have borrowed $25 million of term loans under the Term Loan Credit Agreement our ability to access funds under the ABL Credit Agreement (each a “Revolving Loan” and collectively, the “Revolving Loans”) is subject to certain conditions and restrictive covenants, and there is no guarantee that we will be able to satisfy such conditions and restrictive covenants. For example, we did not satisfy certain financial and performance covenants under our prior credit agreement and were required to amend such credit agreement to avoid non-compliance. To the extent that waivers and amendments are necessary under either of the Credit Agreements, there can be no guarantee that we will be able to obtain waivers or amendments from the applicable Agent and Lenders if, in the future, we are unable to comply with the covenants and other terms of the Credit Agreements. Our failure to satisfy the required conditions under the Credit Agreements or maintain compliance with the financial and performance covenants under the Credit Agreements could result in a default, which would adversely affect our financial condition and results of operations, including, potentially, as a result of acceleration of our outstanding debt. In addition, any default under the Credit Agreements would adversely affect our ability to obtain alternative financing.

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

We may seek to acquire businesses in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations, or otherwise offer strategic, growth and operating efficiency opportunities. We cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future, or that any acquisitions will achieve the anticipated strategic or financial benefits. Even if we do identify opportunities to acquire businesses, we may not be able to consummate such acquisitions due to a number of factors, including lacking access to sufficient capital to fund such acquisitions.

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

We and third parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyber-attack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access. For example, in 2022, we experienced a spear-phishing attack that resulted in the unauthorized change to a significant vendor’s bank account to which we made payments that were lost in part until the scheme was discovered. We expect that this attack will result in costs to us of up to $250,000. We anticipate that we may, in the future, continue to be subject to these and similar cyber threats. A breach of systems resulting in the unauthorized release of sensitive data could also adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages, and could also materially increase the costs we already incur to protect against these risks. In addition, cyber-attacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business. Such attacks could materially adversely affect our reputation, relationships with customers, and operations and could require us to expend significant resources to resolve such issues. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, while losses arising from a breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities or losses actually incurred.

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

Our level of indebtedness and related covenants could limit our operational and financial flexibility and adversely affect our business if we breach such covenants and default on such indebtedness.

Under the Credit Agreements, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, in each case, subject to certain exceptions. In particular, we are (i)  restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in each Credit Agreement, and (ii) required to maintain minimum revolving availability under the ABL Credit Agreement, and, if revolving availability falls beneath a specified amount, a specified Consolidated Fixed Charge Coverage Ratio (as such term is defined in the ABL Credit Agreement). The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions.

These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. If we determine that we need to take any action that is restricted under any Credit Agreement, we will need to first obtain a waiver from the applicable Agent and Lenders. Obtaining such waivers, if needed, may impose additional costs on the Company or we may be unable to obtain such waivers. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could potentially result in the acceleration of our outstanding debt. In the event of an acceleration of such debt, we could be forced to apply all available cash flows to repay such debt, which could also force us into bankruptcy or liquidation.

In the past, we have been required to negotiate with our lenders to obtain amendments to our prior credit agreement to avoid non-compliance with certain of our covenants thereunder. If we are not able to maintain compliance with our covenants under the Credit Agreements, we may need to seek amendments or waivers to the Term Loan Agreement and ABL Agreement in the future.

To the extent that waivers and amendments under any Credit Agreement are necessary, there can be no guarantee that we will be able to obtain waivers or amendments from the applicable Lenders if, in the future, we are unable to comply with the covenants and other terms of any Credit Agreement. Our failure to satisfy the required conditions under the Credit Agreements, any amendments thereof, or maintain compliance with the financial and performance covenants under the Credit Agreements could result in a default, which would adversely affect our financial condition and results of operations, including, potentially, as a result of acceleration of our outstanding debt. In addition, any default under would adversely affect our ability to obtain alternative financing, and significantly limit our ability to execute our business strategies.

ITEM  5. OTHER INFORMATION

10b5-1 Trading Plans

During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Credit Agreement

On August 7, 2023, the Loan Parties entered into the Term Loan Credit Agreement with the Term Loan Lenders and the Term Loan Agent and consummated the transactions contemplated thereby (the “Callodine Closing”). In connection with the Callodine Closing, the Loan Parties also entered a Term Loan Pledge and Security Agreement as described in greater detail below. The Company is the sole managing member of Purple LLC. Intellibed is a wholly owned subsidiary of Purple LLC.

On August 7, 2023, the Loan Parties also entered into the ABL Credit Agreement with the ABL Lenders the ABL Agent), Swing Line Lender and Letter of Credit Issuer and consummated the transactions contemplated thereby (the “BMO Closing”). In connection with the BMO Closing, the Loan Parties also entered an ABL Pledge and Security Agreement as described in greater detail below.

All defined terms used herein and not otherwise defined herein shall have the meanings set forth in the Term Loan Credit Agreement and the ABL Credit Agreement, as applicable. The Company and Intellibed are guarantors under the Term Loan Credit Agreement and the ABL Credit Agreement.

Term Loan Credit Agreement and Term Loan Pledge and Security Agreement

The Term Loan Credit Agreement provides for up to $25 million of term loans, with up to $5 million of incremental Term Loans, subject to certain conditions. Proceeds from the term loan, which were fully drawn at closing, will be used for general corporate purposes.

The borrowing rates under the Term Loan Credit Agreement will be based SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum.

The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Credit Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed.

Pursuant to a Pledge and Security Agreement (the “Term Loan Pledge and Security Agreement”), the Loan Parties’ obligations under the Term Loan Credit Agreement are secured by a perfected second-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected first-priority security interest in substantially all of other assets of the Loan Parties, including, without limitation, the intellectual property and equipment of the Loan Parties, subject to certain exceptions.

The Term Loan Credit Agreement provides for customary events of default such as for non-payment and failure to perform or observe covenants. The Term Loan Credit Agreement contains customary indemnifications benefiting the Term Loan Agent and the Term Loan Lenders.

The Term Loan Credit Agreement also contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Term Loan Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, each of which are subject to certain exceptions. In particular, the Loan Parties are (i) restricted from incurring additional debt, subject to limited exceptions, as set forth in the Term Loan Credit Agreement, and (ii) required to maintain a minimum revolving loan availability under the ABL Credit Agreement. Each Loan Party is also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties fail to perform their obligations under these and other covenants, or should any event of default occur, the Term Loans under the Term Loan, together with accrued interest, under the Term Loan Credit Agreement could be declared immediately due and payable.

The representations, warranties and covenants contained in the Term Loan Credit Agreement are made only for purposes of the Term Loan Credit Agreement and as of specific dates; are solely for the benefit of the parties to the Term Loan Credit Agreement; and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of any Loan Party, or the Term Loan Lenders, the Term Loan Agent or any of their respective subsidiaries, affiliates, businesses, or stockholders. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Term Loan Credit Agreement, which subsequent information may or may not be fully reflected in public disclosures of the Company or statements by any Loan Party, the Term Loan Agent or the Term Loan Lenders. Accordingly, investors should read the representations and warranties in the Term Loan Credit Agreement not in isolation but only in conjunction with the other information about the Loan Parties, the Term Loan Agent or the Term Loan Lenders and their respective subsidiaries that the respective companies include in reports, statements and other filings made with the SEC.

The foregoing descriptions of the Term Loan Credit Agreement and the Term Loan Pledge and Security Agreement do not purport to be complete and are qualified in their entirety by reference to the Term Loan Credit Agreement and the Term Loan Pledge and Security Agreement, which are attached as Exhibit 10.8 and Exhibit 10.9, respectively, to this report and are incorporated by reference herein.

ABL Credit Agreement and ABL Pledge and Security Agreement

The ABL Credit Agreement provides for up to $50 million of revolving loans (with subfacilities for Swing Line Loans and the issuance of Letters of Credit), with incremental ABL Loans available up to $20 million, subject to certain conditions. No funds were drawn under the ABL Credit Agreement at closing. The Company anticipates that any funds drawn from under the ABL Credit Agreement will be used to finance Permitted Acquisitions and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

The borrowing rates under the ABL Credit Agreement will accrue on a three-tiered grid based on revolving availability, ranging from (i) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 2.75% per annum to (ii) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 3.25% per annum, with a SOFR floor of 0% per annum.

The ABL Loans under the ABL Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There may be mandatory prepayment obligations based on certain asset dispositions, casualty events, equity issuances and extraordinary receipts.

Pursuant to a Pledge and Security Agreement (the “ABL Pledge and Security Agreement”), the Loan Parties’ obligations under the ABL Credit Agreement are secured by a perfected first-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected second-priority security interest in substantially all of the other assets of the Loan Parties, subject to certain exceptions.

The ABL Credit Agreement provides for customary events of default such as non-payment and failure to perform or observe covenants. The ABL Credit Agreement contains customary indemnifications benefitting the ABL Agent and the ABL Lenders.

The ABL Credit Agreement also contains representations, warranties and certain covenants of the Loan Parties. The Loan Parties are subject to affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, in each case, subject to certain exceptions. In particular, the Loan Parties are (i) restricted from incurring additional debt, subject to limited exceptions, as set forth in the ABL Credit Agreement, (ii) if revolving availability under the ABL Credit Agreement is less than a specified amount, required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement), and (iii) required to maintain a specified minimum revolving availability. Each Loan Party is also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties fail to perform their obligations under these and other covenants, or should any event of default occur, the revolving loan commitments under the ABL Credit Agreement may be terminated and any outstanding ABL Loans and Swing Lien Loans, together with accrued interest, under the ABL Credit Agreement could be declared immediately due and payable and any outstanding Letters of Credit may be required to be cash collateralized.

The representations, warranties and covenants contained in the ABL Credit Agreement are made only for purposes of the ABL Credit Agreement and as of specific dates; are solely for the benefit of the parties to the ABL Credit Agreement; and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of any Loan Party, the ABL Agent or the ABL Lenders or any of their respective subsidiaries, affiliates, businesses or stockholders. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the ABL Credit Agreement, which subsequent information may or may not be fully reflected in public disclosures of the Loan Parties or statements by any Loan Party, the ABL Agent or the ABL Lenders. Accordingly, investors should read the representations and warranties in the ABL Credit Agreement not in isolation but only in conjunction with the other information about the Loan Parties, the ABL Agent or the ABL Lenders and their respective subsidiaries that the respective companies include in reports, statements and other filings made with the SEC.

The foregoing descriptions of the ABL Credit Agreement and ABL Pledge and Security Agreement do not purport to be complete and are qualified in their entirety by reference to the ABL Credit Agreement and the ABL Pledge and Security Agreement, which are attached as Exhibits 10.10 and Exhibit 10.11, respectively, to this report and are incorporated by reference herein.

Termination of the 2020 Credit Agreement

In connection with the Company’s execution of the Term Loan Agreement and ABL Credit Agreement, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the term loan or the revolving line of credit at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement will be recorded as a loss on extinguishment of debt in the third quarter of 2023.

ITEM  6. EXHIBITS

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.3	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed April 27, 2023)
3.5	Certificate of Elimination of the Proportional Representation Preferred Linked Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed April 27, 2023)
3.6	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed April 21, 2023)
4.1	First Amendment to Stockholder Rights Agreement, dated April 27, 2023, by and between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed April 27, 2023)
10.1	Cooperation Agreement between Purple Innovation, Inc. and Coliseum Capital Management, LLC, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed April 21, 2023)
10.2	Memorandum of Understanding dated April 11, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 13, 2023).
10.3+	Purple Innovation, Inc. 2023 Short-Term Cash Incentive Plan, dated as of April 13, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.4+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.5+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.6	Sixth Amendment to the 2020 Credit Agreement dated May 10, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on May 10, 2023).
10.7+	Purple Innovation, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the S-8 (File No. 333-272712) filed with the SEC on June 16, 2023).
10.8*#	Term Loan Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the Term Loan Agent and the Term Loan Lenders.
10.9*#	Term Loan Pledge and Security Agreement dated as of August 7, 2023
10.10*#	ABL Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the ABL Agent, the Swing Line Lender, the Letter of Credit Issuer and the ABL Lenders.
10.11*#	ABL Pledge and Security Agreement dated as of August 7, 2023.
10.12+	Form of Restricted Share Unit Agreement pursuant to the Purple Innovation, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 19, 2023)
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Bennett L. Nussbaum, Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: August 9, 2023	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Bennett L. Nussbaum
Bennett L. Nussbaum
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)