Form 10-Q
period 2023-09-30
Purple Innovation, Inc.
filed 2023-11-15
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 13, 2023, 105,545,906 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 204,981 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

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

We also have a number of common law trademarks, including Sleep Purple, Live Better™, New Day™, Restore™, RestorePlus™, RestorePremier™, Rejuvenate™, RejuvenatePlus™, RejuvenatePremier™, Perfectstay™, TempBalance™, Success Happens Overnight™, Overnight Success™, Harmony™, Purple Harmony Pillow™, Harmony Pillow™, Purple +™, Purple Plus™, Find Comfort™, Dreams On Dreams™, Reinventing Sleep™, Gelflex Grid™, Gelflex Grid Plus™, Purple Ascent™, Purple Squishy™, Purple Powerbase Premier™, Purple Powerbase Plus™, Purple Glove™, Eidertech™, Mattress Max™, WonderGel Original™, WonderGel Extreme™, DoubleGel™, DoubleGel Plus™, DoubleGel Ultra™, Roll n’ Go™, Fold N’ Go™, Purple Bed™, Purple Top™, Purple Pillow™, Portable Purple™, Everywhere Purple™, Simply Purple™, Lite Purple™, Royal Purple™, Double Purple™, Deep Purple™, Ultimate Purple™, Purple Back™, EquaGel Straight Comfort™, EquaGel General™, EquaGel Protector™, and EquaGel Adjustable™.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$26,606	$41,754
Accounts receivable, net	32,686	34,566
Inventories, net	72,085	73,197
Prepaid expenses	8,807	7,821
Other current assets	1,989	4,117
Total current assets	142,173	161,455
Property and equipment, net	129,580	136,673
Operating lease right-of-use assets	100,739	102,541
Goodwill	—	4,897
Intangible assets, net	22,971	26,221
Other long-term assets	2,510	1,546
Total assets	$397,973	$433,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,720	$46,441
Accrued sales returns	4,971	5,107
Accrued compensation	6,220	6,691
Customer prepayments	5,175	4,452
Accrued sales and use tax	1,876	2,978
Accrued rebates and allowances	8,575	9,804
Operating lease obligations – current portion	14,771	13,708
Other current liabilities	14,664	8,948
Total current liabilities	101,972	98,129
Debt	22,483	23,657
Operating lease obligations, net of current portion	114,196	115,599
Other long-term liabilities, net of current portion	26,306	20,777
Total liabilities	264,957	258,162
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 105,333 issued and outstanding at September 30, 2023 and 91,380 issued and outstanding at December 31, 2022	11	9
Class B common stock; $0.0001 par value, 90,000 shares authorized; 418 issued and outstanding at September 30, 2023 and 448 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	590,096	529,466
Accumulated deficit	(457,636)	(355,212)
Total stockholders’ equity attributable to Purple Innovation, Inc.	132,471	174,263
Noncontrolling interest	545	908
Total stockholders’ equity	133,016	175,171
Total liabilities and stockholders’ equity	$397,973	$433,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$139,996	$142,867	$364,605	$428,896
Cost of revenues	92,687	83,867	241,244	270,717
Gross profit	47,309	59,000	123,361	158,179
Operating expenses:
Marketing and sales	52,816	37,007	137,368	127,339
General and administrative	17,524	19,166	67,628	55,833
Research and development	2,704	1,927	9,001	5,818
Loss on impairment of goodwill	6,879	—	6,879	—
Total operating expenses	79,923	58,100	220,876	188,990
Operating income (loss)	(32,614)	900	(97,515)	(30,811)
Other income (expense):
Interest expense	(594)	(717)	(1,148)	(2,447)
Other income, net	205	1,107	315	988
Change in fair value – warrant liabilities	—	(53)	—	4,221
Loss on extinguishment of debt	(3,114)	—	(4,331)	—
Total other income (expense), net	(3,503)	337	(5,164)	2,762
Net income (loss) before income taxes	(36,117)	1,237	(102,679)	(28,049)
Income tax benefit (expense)	(18)	720	(162)	7,036
Net income (loss)	(36,135)	1,957	(102,841)	(21,013)
Net income (loss) attributable to noncontrolling interest	(131)	1	(417)	(204)
Net income (loss) attributable to Purple Innovation, Inc.	$(36,004)	$1,956	$(102,424)	$(20,809)

Net income (loss) per share:
Basic	$(0.34)	$0.02	$(0.99)	$(0.26)
Diluted	$(0.34)	$0.02	$(0.99)	$(0.27)

Weighted average common shares outstanding:
Basic	105,326	85,666	102,962	78,544
Diluted	105,326	86,115	102,962	78,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance - December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(25,933)	(25,933)	(119)	(26,052)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Issuance of stock under equity compensation plans	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(381,145)	$206,619	$892	$207,511
Net loss	—	—	—	—	—	(40,487)	(40,487)	(167)	(40,654)
Stock-based compensation	—	—	—	—	1,661	—	1,661	—	1,661
Exchange of stock	20	—	(20)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Additional costs associated with underwritten public stock offering	—	—	—	—	(201)	—	(201)	—	(201)
Issuance of stock under equity compensation plans	258	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	37	—	37	(37)	—
Balance – June 30, 2023	105,323	$11	428	$—	$589,145	$(421,632)	$167,524	$688	$168,212
Net loss	—	—	—	—	—	(36,004)	(36,004)	(131)	(36,135)
Stock-based compensation	—	—	—	—	939	—	939	—	939
Exchange of stock	10	—	(10)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	12	—	12	(12)	—
Balance – September 30, 2023	105,333	$11	418	$—	$590,096	$(457,636)	$132,471	$545	$133,016

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance - December 31, 2021	66,493	$7	448	$—	$407,591	$(262,742)	$144,856	$762	$145,618
Net loss	—	—	—	—	—	(14,101)	(14,101)	(133)	(14,234)
Stock-based compensation	—	—	—	—	542	—	542	—	542
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock under equity compensation plans	25	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten public offering, net of costs	16,100	1	—	—	92,894	—	92,895	—	92,895
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Impact of transactions affecting NCI	—	—	—	—	(141)	—	(141)	141	—
Balance – March 31, 2022	82,638	$8	448	$—	$500,824	$(276,843)	$223,989	$770	$224,759
Net loss	—	—	—	—	—	(8,664)	(8,664)	(72)	(8,736)
Stock-based compensation	—	—	—	—	1,275	—	1,275	—	1,275
Issuance of common stock under equity compensation plans	126	—	—	—	—	—	—	—	—
Additional costs associated with underwritten public stock offering	—	—	—	—	(29)	—	(29)	—	(29)
Impact of transactions affecting NCI	—	—	—	—	(73)	—	(73)	73	—
Balance – June 30, 2022	82,764	$8	448	$—	$501,997	$(285,507)	$216,498	$771	$217,269
Net income	—	—	—	—	—	1,956	1,956	1	1,957
Stock-based compensation	—	—	—	—	795	—	795	—	795
Issuance of common stock under equity compensation plans	1	—	—	—	—	—	—	—	—
Issuance of common stock for Intellibed acquisition	8,613	1	—	—	26,105	—	26,106	—	26,106
Impact of transactions affecting NCI	—	—	—	—	75	—	75	(75)	—
Balance – September 30, 2022	91,378	$9	448	$—	$528,972	$(283,551)	$245,430	$697	$246,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(102,841)	$(21,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,963	12,205
Non-cash interest	920	883
Loss on extinguishment of debt	4,331	—
Loss on impairment of goodwill	6,879	—
Change in fair value – warrant liabilities	—	(4,221)
Stock-based compensation	3,792	2,612
Gain from effective settlement of preexisting relationship	—	(1,421)
Deferred income taxes	—	(6,850)
Changes in operating assets and liabilities:
Accounts receivable	1,465	459
Inventories, net	696	11,479
Prepaid expenses and other assets	(1,204)	(108)
Operating leases, net	1,462	6,405
Accounts payable	544	(26,615)
Accrued sales returns	(136)	(1,816)
Accrued compensation	(801)	1,590
Customer prepayments	723	(7,122)
Accrued rebates and allowances	(1,229)	(2,118)
Other accrued and current liabilities	10,628	5,177
Net cash used in operating activities	(55,808)	(30,474)

Cash flows from investing activities:
Excess restricted cash returned to acquiree	(826)	—
Cash, cash equivalents and restricted cash acquired from acquisition, net of cash paid	—	3,648
Purchase of property and equipment	(8,769)	(31,422)
Investment in intangible assets	(588)	(2,637)
Net cash used in investing activities	(10,183)	(30,411)

Cash flows from financing activities:
Payments on term loan	(24,656)	(2,531)
Payments on revolving line of credit	—	(55,000)
Proceeds from term loan	25,000	—
Payments for debt issuance costs	(6,126)	(1,242)
Proceeds from stock offering	60,300	98,210
Payments for public offering costs	(3,301)	(5,344)
Proportional Representation Preferred Linked Stock redemption fee	(105)	—
Tax receivable agreement payments	(269)	(5,847)
Proceeds from exercise of stock options	—	166
Net cash provided by financing activities	50,843	28,412

Net decrease in cash, cash equivalents and restricted cash	(15,148)	(32,473)
Cash, cash equivalents and restricted cash, beginning of the year	41,754	91,616
Cash, cash equivalents and restricted cash, end of the period	$26,606	$59,143

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$(338)	$1,832
Cash paid during the period for income taxes	$341	$219

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$2,936	$3,463
Issuance of common stock for Intellibed acquisition	—	$26,106
Accrued distributions	$—	$228

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

On August 31, 2022, the Company acquired all the issued and outstanding stock of Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), in which Gelato Merger Sub, Inc., a wholly owned subsidiary of Purple Inc., merged with and into Intellibed, with Intellibed continuing as a wholly owned subsidiary of Purple Inc. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. For further discussion see Note 5 — Acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2023, Purple Inc. held 99.6% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.4% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Purple LLC Class B Units (the “Class B Units”) held 0.4% of the economic interest in Purple LLC as of September 30, 2023. For further discussion see Note 17 — Stockholders’ Equity.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates are effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard is effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. The standard was adopted by the Company on January 1, 2023 utilizing a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Revision of Consolidated Financial Statements for Correction of Immaterial Misstatements

In October 2023, the Company determined that it had not properly accounted for the warranty terms specified in contracts with its wholesale customers when estimating the liability for warranty related returns. Based on this determination, the Company concluded that its consolidated financial statements should be revised to properly reflect the estimated liability associated with the warranty provisions in its wholesale contracts. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to results of operations or financial position for any prior annual or interim period. However, the Company is correcting such errors in the financial statements as of and for the three and nine months ending September 30, 2023 included in this Quarterly Report on Form 10-Q by adjusting prior period financial statements. As a result, the Company has revised, within this quarterly report on Form 10-Q, its unaudited condensed consolidated financial statements as of June 30, 2023 and March 31, 2023 and for each of the quarterly and year-to-date periods therein. Additionally, the following note disclosures have been adjusted to reflect the correction of immaterial errors: Note 7 – Revenue from Contracts with Customers, Note 11 – Other Current Liabilities, Note 14 – Other Long-Term Liabilities and Note 15 – Commitments and Contingencies. The Company has also revised its consolidated financial statements as of December 31, 2022 and December 31, 2021 and for the years then ended, as well as the unaudited condensed consolidated financial statements for the periods ended September 30, 2022, June 30, 2022 and March 31, 2022.

The following table sets forth the unaudited condensed consolidated balance sheets, including the balances as reported, adjustments and the as revised balances as of June 30, 2023 and March 31, 2023:

	As of June 30, 2023			As of March 31, 2023
(In thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Other current liabilities	$7,359	$2,049	$9,408	$7,639	$1,396	$9,035
Total current liabilities	91,856	2,049	93,905	89,599	1,396	90,995
Other long-term liabilities, net of current portion	17,717	7,305	25,022	17,752	4,968	22,720
Total liabilities	223,122	9,354	232,476	222,657	6,364	229,021
Accumulated deficit	(412,323)	(9,309)	(421,632)	(374,814)	(6,331)	(381,145)
Total stockholders’ equity attributable to Purple Innovation, Inc.	176,833	(9,309)	167,524	212,950	(6,331)	206,619
Noncontrolling interest	733	(45)	688	925	(33)	892
Total stockholders’ equity	$177,566	$(9,354)	$168,212	$213,875	$(6,364)	$207,511

The following table sets forth the consolidated balance sheet, including the balances as reported, adjustments and the as revised balances as of December 31, 2022:

	As of December 31, 2022
(In thousands)	As Reported	Adjustment	As Revised
Other current liabilities	$8,130	$818	$8,948
Total current liabilities	97,311	818	98,129
Other long-term liabilities, net of current portion	17,876	2,901	20,777
Total liabilities	254,443	3,719	258,162
Accumulated deficit	(351,514)	(3,698)	(355,212)
Total stockholders’ equity attributable to Purple Innovation, Inc.	177,961	(3,698)	174,263
Noncontrolling interest	929	(21)	908
Total stockholders’ equity	178,890	(3,719)	175,171

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as revised balances for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues, net	$120,872	$(2,990)	$117,882	$230,244	$(5,635)	$224,609
Gross profit	38,464	(2,990)	35,474	81,687	(5,635)	76,052
Operating loss	(37,277)	(2,990)	(40,267)	(59,266)	(5,635)	(64,901)
Net loss before income taxes	(37,592)	(2,990)	(40,582)	(60,927)	(5,635)	(66,562)
Net loss	$(37,664)	$(2,990)	$(40,654)	$(61,071)	$(5,635)	$(66,706)
Net loss attributable to noncontrolling interest	$(155)	$(12)	$(167)	$(262)	$(24)	$(286)
Net loss attributable to Purple Innovation, Inc.	$(37,509)	$(2,978)	$(40,487)	$(60,809)	$(5,611)	$(66,420)
Net loss per common share - basic	$(0.36)	$(0.03)	$(0.39)	$(0.60)	$(0.05)	$(0.65)
Net loss per common share - diluted	$(0.36)	$(0.03)	$(0.39)	$(0.60)	$(0.05)	$(0.65)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as revised balances for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised
Revenues, net	$109,372	$(2,645)	$106,727
Gross profit	43,223	(2,645)	40,578
Operating loss	(21,989)	(2,645)	(24,634)
Net loss before income taxes	(23,335)	(2,645)	(25,980)
Net loss	(23,407)	(2,645)	(26,052)
Net loss attributable to noncontrolling interest	(107)	(12)	(119)
Net loss attributable to Purple Innovation, Inc.	$(23,300)	$(2,633)	$(25,933)
Net loss per common share - basic	$(0.24)	$(0.02)	$(0.26)
Net loss per common share - diluted	$(0.24)	$(0.02)	$(0.26)

The following table sets forth the consolidated statements of operations, including the balances as reported, adjustments and the as revised balances for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues, net	575,692	(2,491)	573,201	726,227	(1,228)	724,999
Gross profit	210,582	(2,491)	208,091	294,974	(1,228)	293,746
Operating loss	(40,263)	(2,491)	(42,754)	(23,350)	(1,228)	(24,578)
Net income before income taxes	122,937	(2,491)	120,446	2,654	(1,228)	1,426
Income tax benefit (expense)	(212,864)	(305)	(213,169)	1,217	305	1,522
Net income (loss)	(89,927)	(2,796)	(92,723)	3,871	(923)	2,948
Net loss attributable to noncontrolling interest	(238)	(15)	(253)	(160)	(6)	(166)
Net income (loss) attributable to Purple Innovation, Inc.	$(89,689)	$(2,781)	$(92,470)	$4,031	$(917)	$3,114
Net income (loss) per common share - basic	$(1.10)	$(0.03)	$(1.13)	$0.06	$(0.02)	$0.04
Net loss per common share - diluted	$(1.10)	$(0.03)	$(1.13)	$(0.30)	$(0.02)	$(0.32)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as revised balances for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues, net	$143,280	$(413)	$142,867	$430,568	$(1,672)	$428,896
Gross profit	59,413	(413)	59,000	159,851	(1,672)	158,179
Operating income (loss)	1,313	(413)	900	(29,139)	(1,672)	(30,811)
Net income (loss) before income taxes	1,650	(413)	1,237	(26,377)	(1,672)	(28,049)
Income tax benefit (expense)	631	89	720	6,617	419	7,036
Net income (loss)	$2,281	$(324)	$1,957	$(19,760)	$(1,253)	$(21,103)
Net income (loss) attributable to noncontrolling interest	$3	$(2)	$1	$(196)	$(8)	$(204)
Net income (loss) attributable to Purple Innovation, Inc.	$2,278	$(322)	$1,956	$(19,564)	$(1,245)	$(20,809)
Net income (loss) per common share - basic	$0.03	$(0.01)	$0.02	$(0.25)	$(0.01)	$(0.26)
Net income (loss) per common share - diluted	$0.03	$(0.01)	$0.02	$(0.25)	$(0.02)	$(0.27)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as revised balances for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues, net	$144,109	$(307)	$143,802	$287,288	$(1,259)	$286,029
Gross profit	48,812	(307)	48,505	100,438	(1,259)	99,179
Operating income (loss)	(12,088)	(307)	(12,395)	(30,452)	(1,259)	(31,711)
Net income (loss) before income taxes	(12,585)	(307)	(12,892)	(28,027)	(1,259)	(29,286)
Income tax benefit (expense)	4,175	(19)	4,156	5,986	330	6,316
Net income (loss)	$(8,410)	$(326)	$(8,736)	$(22,041)	$(929)	$(22,970)
Net income (loss) attributable to noncontrolling interest	$(70)	$(2)	$(72)	$(199)	$(6)	$(205)
Net income (loss) attributable to Purple Innovation, Inc.	$(8,340)	$(324)	$(8,664)	$(21,842)	$(923)	$(22,765)
Net income (loss) per common share - basic	$(0.10)	$—	$(0.10)	$(0.29)	$(0.02)	$(0.31)
Net income (loss) per common share - diluted	$(0.10)	$—	$(0.10)	$(0.29)	$(0.02)	$(0.31)

The following table sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(In thousands, except per share amounts)	As Reported	Adjustment	As Revised
Revenues, net	$143,179	$(952)	$142,227
Gross profit	51,626	(952)	50,674
Operating income (loss)	(18,364)	(952)	(19,316)
Net income (loss) before income taxes	(15,442)	(952)	(16,394)
Income tax benefit (expense)	1,811	349	2,160
Net income (loss)	(13,631)	(603)	(14,234)
Net income (loss) attributable to noncontrolling interest	(129)	(4)	(133)
Net income (loss) attributable to Purple Innovation, Inc.	$(13,502)	$(599)	$(14,101)
Net income (loss) per common share - basic	$(0.20)	$(0.01)	$(0.21)
Net income (loss) per common share - diluted	$(0.20)	$(0.01)	$(0.21)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the unaudited condensed consolidated statements of stockholders’ equity, including the balances as reported, adjustments and the as revised balances for the three months ended June 30, 2023 and March 31, 2023:

(In thousands)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2023, as reported	$(412,323)	$176,833	$733	$177,566
Adjustments	(9,309)	(9,309)	(45)	(9,354)
Balance at June 30, 2023, as revised	(421,632)	167,524	688	168,212
Balance at March 31, 2023, as reported	$(374,814)	$212,950	$925	$213,875
Adjustments	(6,331)	(6,331)	(33)	(6,364)
Balance at March 31, 2023, as revised	(381,145)	206,619	892	207,511

The following table sets forth the consolidated statements of stockholders’ equity, including the balances as reported, adjustments and the as revised balances for the years ended December 31, 2022 and 2021:

(In thousands)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022, as reported	$(351,514)	$177,961	$929	$178,890
Adjustments	(3,698)	(3,698)	(21)	(3,719)
Balance at December 31, 2022, as revised	(355,212)	174,263	908	175,171
Balance at December 31, 2021, as reported	$(261,825)	$145,773	$768	$146,541
Adjustments	(917)	(917)	(6)	(923)
Balance at December 31, 2021, as revised	(262,742)	144,856	762	145,618

The following table sets forth the unaudited condensed consolidated statements of stockholders’ equity, including the balances as reported, adjustments and the as revised balances for the three months ended September 30, 2022, June 30, 2022 and March 31, 2022:

(In thousands)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2022, as reported	$(281,389)	$247,592	$711	$248,303
Adjustments	(2,162)	(2,162)	(14)	(2,176)
Balance at September 30, 2022, as revised	(283,551)	245,430	697	246,127
Balance at June 30, 2022, as reported	$(283,667)	$218,338	$783	$219,121
Adjustments	(1,840)	(1,840)	(12)	(1,852)
Balance at June 30, 2022, as revised	(285,507)	216,498	771	217,269
Balance at March 31, 2022, as reported	$(275,327)	$225,505	$780	$226,285
Adjustments	(1,516)	(1,516)	(10)	(1,526)
Balance at March 31, 2022, as revised	(276,843)	223,989	770	224,759

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the unaudited condensed consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as revised balances for the six months ended June 30, 2023 and 2022. The adjustments had no impact on cash flows from investing or financing activities for each of the six-month periods.

	Six Months Ended June 30,
	2023			2022
(In thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(61,071)	$(5,635)	$(66,706)	$(22,041)	$(929)	$(22,970)
Change in other accrued liabilities	(2,034)	5,635	3,601	1,851	929	2,780
Net cash used in operating activities	$(38,053)	$—	$(38,053)	$(52,804)	$—	$(52,804)

The following table sets forth the unaudited condensed consolidated statements of cash flows from operating activities, including the balances as reported, adjustments and the as revised balances for the three months ended March 31, 2023 and 2022. The adjustments had no impact on cash flows from investing or financing activities for each of the three-month periods.

	Three Months Ended March 31,
	2023			2022
(In thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(23,407)	$(2,645)	$(26,052)	$(13,631)	$(603)	$(14,234)
Change in other accrued liabilities	(1,979)	2,645	666	4,197	603	4,800
Net cash used in operating activities	$(13,503)	$—	$(13,503)	$(44,281)	$—	$(44,281)

The following table sets forth the consolidated statement of cash flows from operating activities, including the balances as reported, adjustments and the as revised balances for the year ended December 31, 2022. The adjustment had no impact on cash flows from investing or financing activities.

	Year Ended December 31, 2022
(In thousands)	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(89,927)	$(2,796)	$(92,723)
Change in other accrued liabilities	3,816	2,796	6,612
Net cash used in operating activities	$(28,773)	$—	$(28,773)

The following table sets forth the unaudited condensed consolidated statement of cash flows from operating activities, including the balances as reported, adjustments and the as revised balances for the nine months ended September 30, 2022. The adjustments had no impact on cash flows from investing or financing activities for each of the quarterly periods.

	Nine Months Ended September 30, 2022
(In thousands)	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(19,760)	$(1,253)	$(21,103)
Change in other accrued liabilities	3,924	1,253	5,177
Net cash used in operating activities	$(30,474)	$—	$(30,474)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Underwritten Offering of Class A Common Stock

In February 2023, the Company completed an underwritten offering of 13.4 million shares of Class A common stock at a price of $4.50 per share. The underwriters did not exercise their over-allotment option. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $3.3 million, totaled $57.0 million.

5. Acquisition

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

The acquisition date fair value of the consideration transferred for Intellibed was $28.2 million, which consisted of the following (in thousands):

Fair value of Class A common stock issued at closing	$23,069
Fair value of Class A common stock held in escrow	1,349
Fair value of contingent consideration	1,471
Fair value of effective settlement of preexisting relationships	1,672
Transaction expenses paid on behalf of Intellibed	546
Due to seller	75
Fair value of total purchase consideration	$28,182

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

The fair value of effective settlement of preexisting relationships includes $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income, net in the consolidated statement of operations during the third quarter of 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Due to the close proximity of the acquisition date to the Company’s first reporting date after the transaction, the Company recorded the assets acquired and liabilities assumed at preliminary estimates of fair value. During the measurement period that ended August 31, 2023, the Company finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, income tax provision, intangible assets and the residual amount allocated to goodwill. The table below reflects final measurement period adjustments made to various assets acquired and liabilities assumed based on updated information, and revisions to reflect the final fair value analysis associated with the two intangible assets. The corresponding offsets for these final measurement period adjustments was goodwill. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition, the final measurement period adjustments and the final adjusted balances as of September 30, 2023 (in thousands):

Net tangible assets (liabilities):	At date of acquisition	Measurement period adjustments	Final September 30, 2023
Cash, cash equivalents and restricted cash	$4,194	$(418)	$3,776
Accounts receivable	5,051	(443)	4,608
Inventory	4,182	(1,135)	3,047
Other current assets	126	200	326
Property and equipment	7,000	—	7,000
Operating lease right-of-use assets	5,491	—	5,491
Other long-term assets	68	—	68
Accounts payable	(2,285)	(460)	(2,745)
Other current liabilities	(2,818)	(313)	(3,131)
Operating lease obligations	(4,373)	—	(4,373)
Deferred tax liabilities	(3,868)	(416)	(4,284)
Net tangible assets (liabilities)	12,768	(2,985)	9,783
Goodwill	6,441	438	6,879
Customer relationships	8,476	2,400	10,876
Developed technology	615	29	644
Net assets acquired and liabilities assumed	$28,300	$(118)	$28,182

The amount of goodwill that resulted from the purchase price allocation was attributed to expected synergies from the assembled workforce, an increase in development capabilities, increased offerings to customers, expanded market opportunities, and enhanced opportunities for growth and innovation. Goodwill was not being amortized but instead tested for impairment at least annually or more frequently if certain indicators of impairment were present. The goodwill recorded was not deductible for income tax purposes.

The ongoing decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis as of September 30, 2023. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill. The impairment charge was recorded during the third quarter of 2023 in the consolidated statement of operations as a loss on impairment of goodwill.

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

The acquired cash, cash equivalents and restricted cash amounts included $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company that ended on August 31, 2023. The purpose of the escrow cash amount was to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities were less than estimated, any excess cash was to be returned to the previous shareholders of Intellibed. If payments for these items exceeded the escrow balance, the Company would have been required to pay the excess. The Company recorded the escrow account balance of $1.7 million as an acquired restricted cash balance on the date of acquisition and used $0.9 million of the escrow account balance for actual expenses incurred. The excess escrow balance of $0.8 million was returned by the Company to the previous shareholders of Intellibed.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Fair Value Measurements

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The Company’s debt instruments are Level 2 instruments and fair value is estimated to be face value based on the contractual terms of the debt arrangements and market-based expectations.

The sponsor warrant liabilities (see Note 13 — Warrant Liabilities for more information) were Level 3 instruments and used internal models to estimate fair value using certain significant unobservable inputs which required determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have had a significant impact on fair value. Such inputs included risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decreased (increased) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increased (decreased) in value if the expected average life or expected volatility were to increase (decrease). Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement.

There were no sponsor warrants outstanding on September 30, 2023 and the 1.9 million sponsor warrants outstanding on December 31, 2022 had a negligible fair value. As a result, activity for the nine months ended September 30, 2023 was de minimis. The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2022.

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
(unaudited)

7. Revenue from Contracts with Customers

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

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales Category	2023	2022	2023	2022
DTC	$80,197	$84,601	$214,558	$251,765
Wholesale	59,799	58,266	150,047	177,131
Revenues, net	$139,996	$142,867	$364,605	$428,896

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2023	2022	2023	2022
Sleep products	$126,579	$130,723	$328,074	$390,168
Other	13,417	12,144	36,531	38,728
Revenues, net	$139,996	$142,867	$364,605	$428,896

Contract Balances

Payment for sale of products through the e-commerce online channel, third-party online retailers, Purple owned retail showrooms and contact center is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.2 million and $4.5 million at September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized all revenue that was deferred in customer prepayments at June 30, 2023 and 2022, respectively.

8. Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$24,675	$31,803
Work-in-process	5,143	2,261
Finished goods	43,232	40,476
Inventory obsolescence reserve	(965)	(1,343)
Inventories, net	$72,085	$73,197

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Equipment	$72,224	$66,533
Equipment in progress	15,706	19,099
Leasehold improvements	59,314	56,114
Furniture and fixtures	28,094	26,290
Office equipment	3,869	4,393
Total property and equipment	179,207	172,429
Accumulated depreciation	(49,627)	(35,756)
Property and equipment, net	$129,580	$136,673

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2023 or December 31, 2022. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.4 million and $0.9 million during the three and nine months ended September 30, 2023, respectively, and totaled $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively. Depreciation expense was $5.0 million and $14.7 million during the three and nine months ended September 30, 2023, respectively, and totaled $4.3 million and $11.4 million during the three and nine months ended September 30, 2022, respectively.

10. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple owned retail showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple owned retail showrooms have initial lease terms of up to ten years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset balances for finance leases, which totaled $0.8 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively, were included with operating lease right-of-use assets on the condensed consolidated balance sheets.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating	$5,065	$4,213	$14,570	$11,051
Variable	1,063	386	3,240	1,509
Short-term	—	—	—	11
Total lease costs	$6,128	$4,599	$17,810	$12,571

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2023 (in thousands):

2023 (excluding the nine months ended September 30, 2023)(a)	$4,251
2024	21,906
2025	21,615
2026	20,241
2027	20,338
Thereafter	74,164
Total operating lease payments	162,515
Less – lease payments representing interest	(33,548)
Present value of operating lease payments	$128,967

(a)	Amount consists of $5.3 million of undiscounted cash flows offset by $1.1 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2023.

As of September 30, 2023 and December 31, 2022, the weighted-average remaining term of operating leases was 8.2 years and 8.8 years, respectively, and the weighted-average discount rate of operating leases was 5.69% and 5.51%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in present value of operating lease liabilities (b)	$9,525	$5,866
Right-of-use assets obtained in exchange for operating lease liabilities	7,031	34,712

(b)	Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

11. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Warranty expense accrual – current portion	$5,275	$4,985
Warranty returns accrual – current portion	2,508	818
Insurance financing	2,181	1,010
Debt – current portion	1,487	—
Accrued sales tax liability assumed in acquisition	46	753
Accrued property taxes	710	28
Tax receivable agreement liability – current portion	—	269
Other	2,457	1,085
Total other current liabilities	$14,664	$8,948

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan – 2023 credit agreement	$25,000	$—
Term loan – 2020 credit agreement	—	24,656
Less: unamortized issuance costs	(1,030)	(999)
Total debt	23,970	23,657
Less: current portion of debt, net of unamortized issuance costs	(1,487)	—
Long-term debt, net	$22,483	$23,657

2023 Credit Agreements

On August 7, 2023, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into a term loan credit agreement (the “Term Loan Agreement”) with Callodine Commercial Finance, LLC and a group of financial institutions (the “Term Loan Lenders”). Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provides for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements (the “2023 Credit Agreements”), the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023.

Term Loan Agreement and Term Loan Pledge and Security Agreement

The Term Loan Agreement provides for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, are to be used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed.

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

The Term Loan Agreement provides for customary events of default which include non-payment and failure to perform or observe covenants. The Term Loan Agreement contains customary indemnifications that benefit the Term Loan Lenders.

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

ABL Agreement and ABL Pledge and Security Agreement

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation and minimum availability requirements (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million (the “ABL Loans”), subject to certain conditions, availability reserves, minimum availability requirements, borrowing base calculations, and restrictive covenants. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduces the amount available under our borrowing base. No funds were drawn under the ABL Agreement at closing and there was no balance outstanding at September 30, 2023. Since September 30, 2023, we have drawn approximately $17.0 million in ABL Loans and given notice to repay $2.0 million. Based on our borrowing base calculation, including application of the $5.0 million availability reserve and a minimum availability requirement of $11.0 million applicable as of November 13, 2023, we have approximately $4.6 million available for borrowings under our ABL Agreement. As of November 13, 2023, the Company had $31.0 million in cash. However, the amount available under the ABL Agreement depends on our borrowing base calculations and minimum availability requirements at the time of any draw. Therefore, the amount available to us under the ABL Agreement will change from time to time. We may use the funds drawn from the ABL Agreement to finance permitted acquisitions defined in the agreement and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

2023 Credit Agreement Defaults

As of September 30, 2023 the Company was not in compliance with its debt covenants under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence (collectively, the “Subject Events of Default”).

On November 6, 2023, we entered into (i) a First Amendment and Waiver to the ABL Agreement (the “ABL Amendment”) and (ii) a First Amendment and Waiver to the Term Loan Agreement (the “Term Loan Amendment”), with the Term Loan Lenders and ABL Lenders, respectively (collectively, the “Lenders”), including waivers of the Subject Events of Default. In addition, the ABL Amendment and Term Loan Amendment also amended certain provisions of the 2023 Credit Agreements, including, among other changes, to require (i) weekly borrowing base certificates, (ii) 13-week cash flow reports and budgets, (iii) budget variance reports, (iv) the appointment of a third-party consultant, and (v) daily cash sweeps from the Loan Parties’ accounts to an account at the ABL Lender (collectively, the “2023 Credit Agreement Amendments”). In addition, the ABL Amendment and Term Loan Amendment increased our reporting obligations under the 2023 Credit Agreements and if we are not able to maintain compliance with such additional requirements we may experience future events of default, which could limit our ability to access the ABL Loans and adversely affect our financial position and operations.

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our asset-based lending facility and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, working capital needs, and operating lease payment obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $26.6 million and $40.2 million, respectively, as of September 30, 2023 compared to $40.0 million and $62.4 million, respectively, as of December 31, 2022. Cash used for capital expenditures decreased from $34.1 million in the first nine months of 2022 to $9.4 million during the first nine months of 2023. Our capital expenditures in 2023 have primarily consisted of additional investments made in our manufacturing and showroom facilities.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to use the liquidity we have available under our ABL Loans.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

If we experience further events of default in the future, we will not be able to access the ABL Loans unless such defaults are resolved, including by obtaining required waivers from the ABL Lenders. Even if we are able to obtain such waivers, the ABL Lenders may adopt additional availability reserves, which would limit the amount we can draw under the ABL Loans.

We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. In addition, our ability to raise additional debt financing is restricted by our covenants under the 2023 Credit Agreements and would require the consent of the Lenders.

If we are unable to access sufficient liquidity, we will need to take other actions to fund operational expenses, such as scaling back operations, reducing marketing spend, and postponing or discontinuing our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

Based on our current projections, we believe our cash on hand, amounts available under our asset-based lending arrangement, and expected cash to be generated from our operations will be sufficient to meet our working capital requirements and cover anticipated capital expenditures for at least the next 12 months.

2020 Credit Agreement

On September 3, 2020, Purple LLC entered into a financing arrangement with KeyBank National Association and a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility had a term of five years and carried the same interest provisions as the term debt. A commitment fee was due quarterly based on the applicable margin applied to the unused total revolving commitment. In connection with the Company’s execution of the 2023 Credit Agreements, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the 2020 Credit Agreement at the time of termination.

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. The amendment, among other things, revised various covenants associated with the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

On April 26, 2023, the Company received consent under the 2020 Credit Agreement that allowed the Company’s redemption of Proportional Representation Preferred Linked Stock (“PRPLS”) issued by the Company on February 24, 2023, in an aggregate amount not to exceed $0.2 million as agreed by the Company in an April 19, 2023 Cooperation Agreement (the “Cooperation Agreement”) entered into with Coliseum. (See Note 16—Related Party Transactions—Coliseum Capital Management, LLC for information regarding events leading up to the Company’s issuance of the PRPLS, and for information regarding terms of the Cooperation Agreement and redemption of the PRPLS.)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the Company’s execution of the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement in August 2023. The Company had no outstanding borrowings under the 2020 Credit Agreement at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement were recorded as a loss on extinguishment of debt in the condensed consolidated statement of operations.

Interest expense under the 2023 Credit Agreements was $0.9 million for the three and nine months ended September 30, 2023. Interest expense under the 2020 Credit Agreement totaled $0.2 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and totaled $0.9 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

13. Warrant Liabilities

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

There were no sponsor warrants exercised during the nine months ended September 30, 2022. The 1.9 million sponsor warrants outstanding at September 30, 2022 had a fair value of $0.1 million.

The Company determined the fair value of the sponsor warrants using the Black Scholes model with the following assumptions:

September 30, 2022
Trading price of common stock on measurement date	$4.05
Exercise price	$5.75
Risk free interest rate	3.33%
Warrant life in years	0.3
Expected volatility	117.78%
Expected dividend yield	—

During the three months ended September 30, 2022, the Company recognized a loss of $0.1 million in its condensed consolidated statement of operations related to an increase in the fair value of the sponsor warrants outstanding at the end of the period. For the nine months ended September 30, 2022, the Company recognized a gain of $4.2 million in its condensed consolidated statements of operations related to a decrease in the fair value of the sponsor warrants outstanding at the end of the period.

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Warranty expense accrual	$20,856	$20,744
Warranty returns accrual	11,029	3,719
Asset retirement obligations	2,197	2,098
Other	7	19
Total	34,089	26,580
Less – current portion of warranty accrual	(7,783)	(5,803)
Other long-term liabilities, net of current portion	$26,306	$20,777

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. There were no tax distributions paid during the nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company’s condensed consolidated balance sheet had $0.1 million of accrued tax distributions included in other current liabilities.

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

During the nine months ended September 30, 2023, 29,965 of Paired Securities were exchanged for Class A common stock. There were no Paired Securities exchanged for Class A common stock during the nine months ended September 30, 2022.

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

Legal Proceedings

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. The lawsuit arises from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. Purple seeks monetary damages, injunctive relief, and declaratory judgment based on certain conduct by ReST (“Case I”). On October 21, 2020, shortly after the complaint was filed in Case I, ReST filed a retaliatory lawsuit against Purple LLC, and some of the Company’s board members, Gary DiCamillo, Adam Gray, Joseph Megibow, Terry Pearce, and Tony Pearce, also in the United States District Court for the District of Utah (“Case II”). Subsequently, the two cases were consolidated into one. Case II (now combined with Case I) involves many of the same facts and transactions as Case I. ReST subsequently filed a motion to compel arbitration of the claims in Case I. Purple LLC opposed the motion to compel arbitration, arguing that ReST waived any rights to arbitration and that all the claims in both cases should stay in the courts. However, the Court granted ReST’s motion to compel arbitration, and stayed the proceedings in the United States District Court for the District of Utah. Additionally, the Court ruled that ReST’s claims against the Company’s board members were not subject to arbitration, and the Court stayed ReST’s claims against those individuals. Pursuant to the Court’s order, Purple LLC filed a demand for arbitration with the American Arbitration Association (the “AAA”) on September 1, 2021.  ReST filed its counterclaim with the AAA on September 21, 2021. In the course of the pre-hearing litigation, ReST was sanctioned for improper litigation conduct, and certain defenses and claims were stricken and costs were ordered to be paid by ReST to Purple LLC. A two-week arbitration hearing was held between July 31, 2023 and August 11, 2023. The parties presented evidence, and subsequently presented post-hearing briefing to the Arbitrator. At this time, the Arbitrator has not issued a decision, though a decision is expected before the end of November 2023. Purple LLC seeks over $5 million in damages from ReST, whereas ReST claims that Purple LLC is liable to it for approximately $4 million. The outcome of the Arbitration cannot be predicted at this stage. However, Purple LLC has vigorously pursued its claims and defended against the claims made by ReST.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 3, 2022, Purple LLC filed a complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Pursuant to the agreement, Photon was required to rebuild Purple Innovation LLC’s website architecture and checkout process. Purple LLC paid Photon $0.9 million under the Agreement. However, Photon failed to deliver any of the required deliverables as specified in the agreement. Purple LLC withheld payment of the final $0.1 million due pursuant to Photon’s invoices pending a resolution with Photon. Since resolution discussions with Photon failed, Purple LLC filed its complaint for breach of contract against Photon seeking, among other damages, reimbursement for all amounts paid to Photon under the agreement. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple LLC, and also advancing a vague claim for tortious interference. On August 31, 2022, Purple LLC filed an amended complaint adding additional claims pertaining to Photon’s failure to deliver a point-of-sale system pursuant to the Master Professional Services Agreement. Purple LLC is seeking judgment against Photon in the amount of $4 million. The case was stayed in September 2023 to allow the parties to mediate the dispute. Mediation is scheduled for November 15, 2023.

On August 5, 2022, Purple LLC filed a complaint with the U.S. International Trade Commission (“ITC”) against numerous entities and individuals from the People’s Republic of China and South Korea (“Respondents”) that have been violating Purple LLC’s intellectual property rights related to pillow and seat cushion products. The complaint alleged that the Respondents have been violating 19 U.S.C. § 1337 by importing into the United States, selling for importation into the United States, and/or selling in the United States after importation pillow and seat cushion products that infringe Purple LLC’s trade dress rights or otherwise constitute unfair competition, infringe a certain Purple LLC design patent, infringe certain Purple LLC registered trademarks, and/or infringe certain Purple LLC utility patents, specifically including U.S. Patent No. 10,772,445.  The complaint requested at least the following relief:  (i) a General Exclusion Order excluding from entry into the United States all pillow and seat cushion products, regardless of the source of those products, that infringe Purple LLC’s asserted intellectual property right; (ii) Limited Exclusion Orders excluding from entry into the United States all pillow and cushion products of the Respondents named in the complaint that infringe any asserted intellectual property rights; and (iii) Cease and Desist Orders against the Respondents named in the complaint barring them from marketing, selling, advertising, or distributing infringing products in the United States, including via on-line retailers. On September 6, 2022, the ITC instituted Investigation No. 337-TA-1328 in response to Purple LLC’s complaint.  Fact and expert discovery have been completed. Purple LLC has entered into settlement agreements with seven Respondents, and the ITC issued Consent Orders under which those seven Respondents agreed to no longer import infringing products into the United States. Purple LLC also has voluntarily terminated the Investigation as to a number of other Respondents. No actively litigating Respondents remain in the case.  On July 13, 2023, the ITC Administrative Law Judge issued an Initial Determination (“ID”) in which she granted Purple LLC’s Motion for Summary Determination finding that the four remaining Respondents have violated Section 337. The ID also recommended that the ITC issue a General Exclusion Order excluding from entry into the United States all pillows that infringe certain asserted claims of the ’445 patent, regardless of the source of those products, or, in the alternative, Limited Exclusion Orders directed specifically to the four remaining Respondents. The ID further recommended that the ITC issue Cease and Desist Orders directed specifically to the four remaining Respondents. On August 28, 2023, the ITC announced that it had determined it would not review the ALJ’s determination that the four remaining respondents had violated Section 337 through the infringement of the asserted claims of the ‘445 patent. The ITC’s decision regarding remedy remains pending. The ITC’s target date for completion of the investigation is currently November 13, 2023.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In December 2022, Terry and Tony Pearce, Purple’s founders, filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. The Pearces allege that they each entered into employment agreements with Purple LLC in February 2018. The Pearces contend that certain corporate transactions between May 2019 and June 2020 reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary between August 2020, when they retired from Purple LLC, and December 2021. The Pearces calculate that they are each owed “no less than $500,000” in unpaid salary. Purple Inc. has moved to dismiss the Pearces’ claims in full, arguing that the Pearces’ legal theories are flawed and that the amended pleading reflects the Pearces’ inability to rehabilitate their claims. In October 2023, the Fourth Judicial District Court granted Purple’s motion and ordered that the claims brought by the Pearces be dismissed in full, with prejudice. As of this update, the final judgment for this action is pending. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims.

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

On March 24, 2023, Purple LLC filed a complaint against Tempur Sealy International, Inc., Sealy Technology LLC and Sealy Mattress Manufacturing Co., LLC (collectively, “Sealy”) in the U.S. District Court for the Middle District of North Carolina for infringement of Purple LLC’s U.S. Patent No. 11,317,733 entitled “Mattress Including an Elastomeric Cushioning Element and a Pocketed Coil Layer and Related Methods.” On July 17, 2023, Purple LLC filed a First Amended Complaint further detailing Sealy’s infringement of the patent through Sealy’s direct and indirect infringement by making, using, offering for sale, and/or importing into the United States Sealy FlexGrid Hybrid Construction mattresses. Purple seeks judgment of willful infringement, trebled damages, a permanent injunction, prejudgment and post-judgment interest, costs, expenses, and attorneys’ fees. Sealy filed its response to Purple’s First Amended Complaint on July 31, 2023. Discovery is scheduled to conclude April 18, 2024; no trial date has been set. Purple LLC intends to vigorously litigate its claims to resolution.

On March 27, 2023, Sealy Technology, LLC (“Sealy Technology”) filed a Petition for Cancellation with the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board (“TTAB”), seeking cancellation of Purple LLC’s Trademark Registration No. 5,416,146 for HYPER-ELASTIC POLYMER in Class 20 for “elastomeric polymer in pre-shaped form sold as an integral component of pillows” (the “Registration”). On June 18, 2023, Sealy Technology filed an Amended Petition, which seeks cancellation of the Registration on the basis that the term is generic. On September 25, 2023, the TTAB denied Purple LLC’s previously filed motion to dismiss and issued a new schedule. On October 16, 2023, Purple LLC filed its Answer to the Amended Petition. Discovery is scheduled to open on November 14, 2023, and to conclude on May 12, 2024. Trial and post-trial briefing is scheduled to conclude March 8, 2025. Purple LLC intends to vigorously defend against Sealy Technology’s petition.

On August 16, 2023, Sealy Technology filed a Notice of Opposition with the TTAB, requesting that the U.S. Patent and Trademark Office deny Purple LLC’s pending Trademark Application No. 97,650,658 for HYPER-ELASTIC POLYMER in Class 20 for “mattresses; seat cushions” (the “Application”), on the grounds that the mark is merely descriptive or deceptively misdescriptive. On September 25, 2023, Purple LLC filed a motion to dismiss all claims. On October 5, 2023, the TTAB suspended all deadlines in the proceeding, pending the outcome of the motion to dismiss. On October 17, 2023, Sealy Technology filed its opposition to the motion to dismiss. Purple LLC’s reply in support of its motion to dismiss is due November 6, 2023. Purple LLC intends to vigorously defend against Sealy Technology’s opposition.

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

16. Related Party Transactions

The Company had various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of CCM, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell which were also Lenders under the Amended and Restated Credit Agreement. See Note 15—Commitments and Contingencies—Subscription Agreement and Preemptive Rights for further discussion.

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

TNT Holdings owned the Alpine facility Purple LLC has been leasing since 2010, and the Purple Founders informed Purple LLC that TNT Holdings transferred ownership to 123E LLC, an entity controlled by the Purple Founders. Effective as of October 31, 2017, Purple LLC entered into an Amended and Restated Lease Agreement with TNT Holdings. The Company determined that neither TNT Holdings nor 123E LLC are a VIE as neither the Company nor Purple LLC hold any explicit or implicit variable interest in TNT Holdings or 123E LLC and do not have a controlling financial interest in TNT Holdings or 123E LLC. Purple LLC incurred $0.3 million and $0.8 million in rent expense to 123E LLC or TNT Holdings for the building lease of the Alpine facility for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. Purple LLC continued to lease the Alpine facility that was formerly the Company headquarters, for use in production, research and development and video production. In accordance with the terms of that lease, on September 3, 2021, Purple LLC gave notice to 123E LLC that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement with 123E LLC. The amendment rescinded the Company’s previous notice of termination that was scheduled to be effective September 30, 2022 and extended the term such that the lease remained in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to 123E LLC on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination.

17. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At September 30, 2023, 105.3 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Class B common stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transfers and exchanged its remaining shares for Class A common stock that it sold. All of the 0.4 million shares of Class B common stock outstanding at September 30, 2023 were held by other parties.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2023, there were no shares of preferred stock outstanding.

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of its common stock owned by the Company’s shareholders. Each PRPLS had the right to vote together with the common stock in the election of directors, and related matters, and carried 10,000 votes each. Holders of PRPLS were entitled to allocate their votes among the nominees in director elections on a cumulative basis. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which traded with the common stock. While the PRPLS were outstanding, any new issuance of common stock would have automatically included a proportionate number of PRPLS. The PRPLS were redeemable at any time by an affirmative vote of two-thirds of the members of the Board. The PRPLS did not have any dividend rights and were entitled to only a limited payment upon any liquidation, dissolution or winding up in priority to any payments on the common stock but would not have otherwise participated in any liquidating distributions. As a result of the Cooperation Agreement, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. The Company made a $0.1 million payment to redeem the PRPLS based on a record date as of April 28, 2023. The PRPLS redemption payment was reflected in the Company’s consolidated balance sheet as a reduction to additional paid-in capital. At September 30, 2023 there were no PRPLS issued or outstanding. See Note 16—Related Parties— Coliseum Capital Management, LLC for additional detail regarding redemption of the PRPLS.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At September 30, 2023 and December 31, 2022, the combined NCI percentage in Purple LLC was 0.4% and 0.5%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

18. Income Taxes

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company reported income tax expense related to various state taxes of $0.2 million on a pretax loss of $102.7 million for the nine months ended September 30, 2023 as compared to an income tax benefit of $7.0 million on a pretax loss of $28.0 million for the nine months ended September 30, 2022. This resulted in an effective tax rate of (0.2)% for the nine months ended September 30, 2023 as compared to 25.1% for the nine months ended September 30, 2022. The Company’s effective tax rate for the nine months ended September 30, 2023 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at September 30, 2023.

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

The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of September 30, 2023, the Company estimated that if all the remaining 0.4 million Class B units were redeemed for shares of its Class A common stock, the tax receivable agreement liability would be approximately $168.5 million. If the Company experiences a change of control (as defined under the tax receivable agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), it could be required to make an immediate lump-sum payment under the terms of the tax receivable agreement. Management currently estimates the liability associated with this lump-sum payment (or “early termination payment”) would be approximately $110.6 million on a discounted basis. This potential early termination payment can be significantly impacted by the discounted interest rate at the time of termination.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2023, no material uncertain tax positions were recognized as liabilities in the condensed consolidated financial statements.

19. Net Loss Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(36,004)	$1,956	$(102,424)	$(20,809)
Net income (loss) attributed to noncontrolling interest	—	1	—	(204)
Net loss attributable to Purple Innovation, Inc. – diluted	$(36,004)	$1,957	$(102,424)	$(21,013)
Denominator:
Weighted average shares—basic	105,326	85,666	102,962	78,544
Add – dilutive effect of equity awards	—	1	—	—
Add – dilutive effect of Class B shares	—	448	—	448
Weighted average shares—diluted	105,326	86,115	102,962	78,992
Net loss per common share:
Basic	$(0.34)	$0.02	$(0.99)	$(0.26)
Diluted	$(0.34)	$0.02	$(0.99)	$(0.27)

For the three and nine months ended September 30, 2023, the Company excluded 2.8 million and  4.4 million, respectively, of Paired Securities convertible into an equal number of Class A shares, stock options and restricted stock as the effect was anti-dilutive. For the three and nine months ended September 30, 2022, the Company excluded 3.2 million and 3.5 million, respectively, of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

20. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan, as amended and restated (the “2017 Plan”), provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Plan. As of September 30, 2023, an aggregate of 2.6 million shares remain available for issuance or use under the 2017 Plan.

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

Employee Stock Options

Following receipt of shareholder approval of certain amendments to the 2017 Plan at the 2023 Annual Meeting, the 0.3 million stock options granted to the Company’s chief executive officer in June 2023 have an exercise price of $6.82 per option, expire in four years and vest over a two-year period. The Company determined the fair value of this award to be $0.1 million on the effective date, which will be expensed on a straight-line basis over the vesting period.

The Company determined the fair value of the options granted during the nine months ended September 30, 2023 using the Black Scholes method with the following weighted average assumptions:

Fair market value	$0.22
Exercise price	$6.82
Risk free interest rate	4.48%
Expected term in years	2.58
Expected volatility	44.98%
Expected dividend yield	—

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2023:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2023	819	$8.68	2.3	$—
Granted	295	6.82	—	—
Exercised	—	—	—	—
Forfeited/cancelled	(240)	7.26	—	—
Options outstanding as of September 30, 2023	874	$8.44	2.5	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding and exercisable stock options as of September 30, 2023 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	151	0.6	151	0.6	$—
6.82	500	3.5	167	3.5	—
7.99	19	1.2	19	1.2	—
8.32	108	0.8	108	0.8	—
13.12	61	1.6	53	1.6	—
32.28	35	2.5	24	2.5	—

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2023:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2023	307	$2.84
Granted	295	0.22
Vested	(228)	2.48
Forfeited	(22)	2.70
Nonvested options as of September 30, 2023	352	$0.83

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and nine months ended September 30, 2023, the Company recognized stock option expense of $0.1 million and $0.5 million, respectively. The Company recorded stock option expense of $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, outstanding stock options had $0.2 million of unrecognized stock compensation cost with a remaining recognition period of 1.1 years.

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

Trading price of common stock on measurement date	$2.72
Risk free interest rate	4.29%
Expected life in years	2.7
Expected volatility	89.9%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2023:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2023	1,235	$5.47
Granted	2,429	2.33
Vested	(306)	6.25
Forfeited	(203)	5.46
Nonvested restricted stock units as of September 30, 2023	3,155	$2.98

The Company recorded restricted stock unit expense of $0.9 million and $2.7 million during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.5 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, outstanding restricted stock units had $6.7 million of unrecognized stock compensation cost with a remaining recognition period of 2.0 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$100	$96	$198	$266
Marketing and sales	245	260	460	663
General and administrative	517	386	2,969	1,570
Research and development	76	53	164	113
Total non-cash stock-based compensation	$938	$795	$3,791	$2,612

21. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively.

22. Subsequent Events

Draws on ABL Credit Agreements

The company has received $17.0 million from various draws on the ABL credit facility. $6.0 million was received on October 16, 2023 under a six-month SOFR contract with an interest rate of 8.54%. $6.0 million was received on October 30, 2023 under a six-month SOFR contract with an interest rate of 8.43%. $5.0 million was received on November 7, 2023 under a six-month SOFR contract with an interest rate of 8.53%. Based on the Company’s borrowing base calculation, including application of the $5.0 million availability reserve and an $11.0 million minimum availability requirement, as of November 13, 2023, the Company has approximately $4.6 million available for borrowings on its ABL credit facility. As of November 13, 2023, the Company had $31.0 million in cash. On November 13, 2023, the Company gave notice that on November 16, 2023 they would repay $2.0 million on the SOFR contract received on October 16, 2023.

Notice of Default and Waiver

Certain events of default occurred under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence.

On November 6, 2023, we entered into (i) the ABL Amendment and (ii) the Term Loan Amendment, with the Term Loan Lenders and ABL Lenders, respectively, including waivers of the Subject Events of Default. In addition, the ABL Amendment and Term Loan Amendment also amended certain provisions of the 2023 Credit Agreements, including, among other changes, to require (i) weekly borrowing base certificates, (ii) 13-week cash flow reports and budgets, (iii) budget variance reports, (iv) the appointment of a third-party consultant, and (v) daily cash sweeps from the Loan Parties’ accounts to an account at the ABL Lender.

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

Revision of Consolidated Financial Statements for Correction of Immaterial Misstatements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. For further detail regarding the revision, see Note 3 – Revision of Consolidated Financial Statements for Correction of Immaterial Misstatements of the Notes to the consolidated financial statements and Part I, Item 4 - Controls and Procedures herein.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, Purple Inc. consummated a transaction structured similar to a reverse recapitalization pursuant to which Purple Inc. acquired an equity interest in Purple LLC as holder of all Class A units and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At September 30, 2023, Purple Inc. had a 99.6% economic interest in Purple LLC while other Class B Unit holders had the remaining 0.4%.

On August 31, 2022, we acquired all the issued and outstanding stock of Intellibed pursuant to the Merger Agreement. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. For further discussion see Note 5 — Acquisition.

Executive Summary – Third Quarter Results of Operations

Net revenues decreased $2.9 million, or 2.0%, to $140.0 million for the three months ended September 30, 2023 as compared to the corresponding period in the prior year. This decrease reflected the continued impact of softening demand for home-related products due to the normalization of demand distribution. The negative effects of this were mostly offset by additional existing wholesale partners transitioning to our new Premium and Luxe product lineup coupled with the positive response to the new products in our DTC channels.

Gross profit decreased $11.7 million, or 19.8%, to $47.3 million for the three months ended September 30, 2023 as compared to the corresponding period in the prior year. This decrease reflected the impact of our gross profit percentage declining to 33.8% of net revenues in the third quarter of 2023 as compared to 41.3% in the third quarter of 2022. The lower gross profit percentage was primarily due to the impact of new mattress and base floor models being sold to our wholesale partners at reduced pricing, increased labor and freight costs related to the transition to our new products, the wrap-around on manufacturing efficiencies from last year when we had a higher amount of inventory production, and a shift in revenue to our wholesale channel which carries a lower average selling price than sales from our DTC channels.

Operating expenses increased $21.8 million, or 37.6%, to $79.9 million for the three months ended September 30, 2023 when compared to the corresponding period in the prior year. This increase was primarily due to higher advertising spend which began increasing in mid-May to align with the launch of our new Premium and Luxe product lineups and enhanced brand positioning. Operating expenses in 2023 also included a $6.9 million loss on impairment of goodwill.

Other expense totaled $3.5 million for the three months ended September 30, 2023 compared to other income of $0.3 million for the three months ended September 30, 2022. Other expense in 2023 was primarily comprised of a $3.1 million loss on extinguishment of debt associated with the termination of the Company’s 2020 Credit Agreement in August 2023.

Net loss was $36.0 million for the three months ended September 30, 2023 compared to net income of $2.0 million for the three months ended September 30, 2022.

Recent Developments in Our Business

Operational Developments – Launch of New Premium and Luxe Product Lineups

In 2022 and continuing into 2023, we expanded our focus on product development and increased our innovation capabilities. As a result, in May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. While the response to our new products and enhanced brand positioning has been extremely positive, we have continued to experience in 2023 softening demand for home-related products due to a normalization of demand distribution. Also, as consumer spending habits have moved away from the COVID era e-commerce spike to brick and mortar buying, we have grown the number of Purple owned retail showrooms to 57 at September 30, 2023. In addition, we have focused on growing our placements with wholesale partners and improving wholesale door productivity. By the end of the third quarter, more than half of our approximately 3,300 wholesale doors had transitioned to our new line of mattress products. We expect to convert the remaining wholesale doors to our new product lineup by the end of the year. Improving the sales productivity of both our wholesale doors and existing showrooms remains a primary focus and critical component of our strategy to respond to shifting demand patterns. After several years of hyper growth and increased investments to support current and future expansion, we are building the framework for improved operational maturity and accountability after focusing on right-sizing our operations, improving our execution, and refining our strategies that will drive share gains in the premium mattress category and position us for accelerated growth. Beginning in 2022 and continuing into early 2023, we purposely reduced our advertising spending to improve marketing efficiency, conserve profitability in a challenging macroeconomic environment and align spending with current demand levels. With the introduction of our new product lineups in May 2023, we initiated a new marketing campaign and enhanced brand positioning. As a result, in the third quarter of 2023, the first full quarter with our new product lineup in-market, we grew net revenues 31.2% and 18.8% over the first and second quarters of 2023, respectively. Also, sales from our e-commerce channel reached a more normalized level in the third quarter of 2023 as e-commerce net revenues increased 15.8% and 15.4% over the first and second quarters of 2023, respectively. We believe we have set the right course for the next stage of growth for the Company.

Coliseum Cooperation Agreement

On February 21, 2023, Coliseum filed a lawsuit against us and several members of our Board alleging that we and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of our 2023 annual meeting of stockholders. On April 19, 2023, we entered into a Cooperation Agreement with Coliseum to resolve the litigation. The details of the Cooperation Agreement, which became effective on April 27, 2023, are discussed further in Note 16 — Related Party Transactions— Coliseum Capital Management, LLC.

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

Debt Financing

On August 7, 2023, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into a term loan credit agreement (the “Term Loan Agreement”) with Callodine Commercial Finance, LLC and a group of financial institutions. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provided for a revolving asset-based credit facility (the “ABL Agreement” and together with the Term Loan Agreement the “2023 Credit Agreements”). Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023.

The Term Loan Agreement provided for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, are being used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed. The outstanding balance of the Term Loans was $25.0 million at September 30, 2023.

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

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation and minimum availability requirements (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million (the “ABL Loans”), subject to certain conditions, availability reserves, minimum availability requirements, borrowing base calculations, and restrictive covenants. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduces the amount available under our borrowing base. No funds were drawn under the ABL Agreement at closing and there was no outstanding balance at September 30, 2023. We executed $17.0 million in draws on our ABL Loans in October and November 2023 and have given notice to repay $2.0 million. We may use the funds drawn from the ABL Agreement to finance permitted acquisitions, as defined in the ABL Agreement, and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

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

In connection with our execution of the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement in August 2023. The Company had no outstanding borrowings under the 2020 Credit Agreement at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement were recorded as a loss on extinguishment of debt in the condensed consolidated statement of operations.

Amendments to 2023 Credit Agreements

On November 6, 2023, we entered into (i) a First Amendment and Waiver to the ABL Agreement (the “ABL Amendment”) and (ii) a First Amendment and Waiver to the Term Loan Agreement (the “Term Loan Amendment”), with the Term Loan Lenders and ABL Lenders, respectively (collectively, the “Lenders”), including waivers of the Subject Events of Default. In addition, the ABL Amendment and Term Loan Amendment also amended certain provisions of the 2023 Credit Agreements, including, among other changes, to require (i) weekly borrowing base certificates, (ii) 13-week cash flow reports and budgets, (iii) budget variance reports, (iv) the appointment of a third-party consultant, and (v) daily cash sweeps from the Loan Parties’ accounts to an account at the ABL Lender (collectively, the “2023 Credit Agreement Amendments”). The foregoing descriptions of the ABL Amendment and Term Loan Amendment do not purport to be complete and are qualified in their entirety by reference to the ABL Amendment and Term Loan Amendment, which are attached as Exhibit 10.2 and Exhibit 10.3, respectively, to this report and are incorporated by reference herein.

Outlook for Growth

We believe that our four strategic initiatives – accelerating innovation, brand elevation, developing our three distribution channels and operational excellence – will be fundamental to our future success.

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Strengthen our wholesale relationships, prioritize existing door productivity, and develop and execute our other strategies to meaningfully expand our wholesale business.

●	Mature our fleet of Purple owned retail showrooms, increase door productivity, provide a brand halo benefit to other channels in the surrounding areas, strengthen the relationship with the consumer, and develop a more profitable DTC revenue mix.

●	Build brand position to grow our market share of the premium and luxury mattress categories. We launched our new Premium and Luxe product lineups in the second quarter of 2023. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging.

●	Refine and enhance marketing strategies to reach a broader audience, increase customer engagement and reduce dependency on price promotions as a means of driving sales.

●	Strengthen research and development disciplines and go-to-market processes to further develop our current product categories and position our business to eventually expand to additional categories.

●	Manage production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

●	Manage input costs, operating efficiencies, and pricing to further enhance our gross margin.

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

Operating Results for the Three Months Ended September 30, 2023 and 2022

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$139,996	100.0%	$142,867	100.0%
Cost of revenues	92,687	66.2	83,867	58.7
Gross profit	47,309	33.8	59,000	41.3
Operating expenses:
Marketing and sales	52,816	37.7	37,007	25.9
General and administrative	17,524	12.5	19,166	13.4
Research and development	2,704	1.9	1,927	1.3
Loss on impairment of goodwill	6,879	4.9	—	—
Total operating expenses	79,923	57.1	58,100	40.7
Operating income (loss)	(32,614)	(23.3)	900	0.6
Other income (expense):
Interest expense	(594)	(0.4)	(717)	(0.5)
Other income, net	205	0.1	1,107	0.8
Change in fair value – warrant liabilities	—	—	(53)	—

Loss on extinguishment of debt	(3,114)	(2.2)	—	—
Total other income (expense), net	(3,503)	(2.5)	337	0.2
Net income (loss) before income taxes	(36,117)	(25.8)	1,237	0.9
Income tax (expense) benefit	(18)	—	720	0.5
Net income (loss)	(36,135)	(25.8)	1,957	1.4
Net income (loss) attributable to noncontrolling interest	(131)	(0.1)	1	—
Net income (loss) attributable to Purple Innovation, Inc.	$(36,004)	(25.7)	$1,956	1.4

Revenues, Net

Net revenues decreased $2.9 million, or 2.0%, to $140.0 million for the three months ended September 30, 2023 compared to $142.9 million for the three months ended September 30, 2022. This decrease reflected the continued impact of softening demand for home-related products due to the normalization of demand distribution. The negative effects of this were mostly offset by additional existing wholesale partners transitioning to our new Premium and Luxe product lineup coupled with the positive response to the new products in our DTC channels. From a sales channel perspective, wholesale net revenues increased $1.5 million, or 2.6%, offset in part by DTC net revenues decreasing $4.4 million, or 5.2%. The increase in wholesale net revenues was primarily due to additional existing wholesale partners transitioning to our new product lineup during the third quarter partially offset by an increase in the warranty reserve for products sold to our wholesale customers. Within DTC, e-commerce net revenues decreased $6.2 million, or 9.5%, while Purple owned retail showroom net revenues increased $1.8 million, or 9.7%. Although e-commerce net revenues decreased as compared to the prior year corresponding quarter, the positive response to our new product lineups resulted in e-commerce revenue increasing 15.8% and 15.4% over the first and second quarters of 2023, respectively. The increase in Purple owned retail showroom net revenue was driven by the positive response to our new product lineups coupled with the impact of showroom expansion.

Cost of Revenues

Cost of revenues increased $8.8 million, or 10.5%, to $92.7 million for the three months ended September 30, 2023 compared to $83.9 million for the three months ended September 30, 2022. This increase was due in part to increased labor and freight costs associated with the transition to our new products. Our gross profit percentage, which decreased to 33.8% of net revenues in the third quarter of 2023 from 41.3% in the prior year third quarter, was adversely impacted by new mattress and base floor models being sold to our wholesale partners at reduced pricing, increased labor and freight costs related to the transition to our new products, the wrap-around on manufacturing efficiencies from last year when we had a higher amount of inventory production, and increased discounting of mattresses sold through our online channels as we transitioned to our new Premium and Luxe product lineups. In addition, the gross profit percentage in the third quarter of 2023 was negatively impacted by a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channels.

Marketing and Sales

Marketing and sales expense increased $15.8 million, or 42.7%, to $52.8 million for the three months ended September 30, 2023 compared to $37.0 million for the three months ended September 30, 2022. Marketing and sales expense as a percentage of net revenues was 37.7% in the third quarter of 2023 compared to 25.9% in the third quarter of 2022. Advertising spending increased $12.6 million to $25.4 million for the three months ended September 30, 2023 compared to $12.7 million for the three months ended September 30, 2022. Advertising spend began increasing in mid-May to align with the launch of our new Premium and Luxe product lineups, whereas ad spend in the third quarter of 2022 had been reduced to align spending with then current demand levels. The increase in marketing and sales expense also reflected a $2.0 million increase in costs associated with showroom expansion and a $1.3 million increase in wholesale marketing and sales costs as the majority of our existing wholesale partners transitioned to our new Premium and Luxe product lineup during the third quarter of 2023.

General and Administrative

General and administrative expense decreased $1.6 million, or 8.6%, to $17.5 million for the three months ended September 30, 2023 compared to $19.2 million for the three months ended September 30, 2022. This decrease was primarily due to a $1.5 million decline in legal and professional fees as the prior year comparative quarter included transaction costs associated with the Intellibed acquisition.

Research and Development

Research and development costs increased $0.8 million, or 40.3%, to $2.7 million for the three months ended September 30, 2023 compared to $1.9 million for the three months ended September 30, 2022. This increase primarily reflected our continued focus on new product innovation initiatives to remain competitive and advance our current product line.

Loss on Impairment of Goodwill

The ongoing decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis as of September 30, 2023. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill.

Operating Loss

Operating loss was $32.6 million for the three months ended September 30, 2023 compared to operating income of $0.9 million for the three months ended September 30, 2022. The operating loss in 2023 primarily reflected a decrease in gross profit that was driven by a reduced gross profit percentage, an increase in marketing and sales costs associated with our new product launch, and a loss on impairment of goodwill.

Interest Expense

Interest expense totaled $0.6 million for the three months ended September 30, 2023 compared to $0.7 million for the three months ended September 30, 2022. In August 2023, the Company entered into a new $25.0 million Term Loan Agreement and a separate ABL Agreement that provided for up to $50.0 million of revolving loans. Interest expense in the third quarter of 2023 totaled $0.9 million related to these new financing arrangements. Interest expense was reduced by capitalized interest that totaled $0.4 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively.

Other Income (Expense)

Other income was $0.2 million for the three months ended September 30, 2023 compared to $1.1 million for the three months ended September 30, 2022. This decrease primarily resulted from the prior year third quarter including an estimated fair value gain of $1.4 million related to the effective settlement of a preexisting legal matter between the Company and Intellibed upon the Company’s acquisition of Intellibed on August 31, 2022.

Loss on Extinguishment of Debt

In August 2023, the Company entered into a new $25.0 million Term Loan Agreement and a separate ABL Agreement that provided for up to $50.0 million of revolving loans. In connection with the execution of these new financing arrangements, the Company terminated its 2020 Credit Agreement. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt during the third quarter of 2023 and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

Income Tax (Expense) Benefit

We had a negligible income tax expense for the three months ended September 30, 2023 compared to an income tax benefit of $0.7 million for the three months ended September 30, 2022. The income tax expense amount in 2023 resulted from various state income taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for the three months ended September 30, 2023 compared to a negligible net income amount for the three months ended September 30, 2022.

Operating Results for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$364,605	100.0%	$428,896	100.0%
Cost of revenues	241,244	66.2	270,717	63.1
Gross profit	123,361	33.8	158,179	36.9
Operating expenses:
Marketing and sales	137,368	37.7	127,339	29.7
General and administrative	67,628	18.5	55,833	13.0
Research and development	9,001	2.5	5,818	1.4
Loss on impairment of goodwill	6,879	1.9	—	—
Total operating expenses	220,876	60.6	188,990	44.1
Operating loss	(97,515)	(26.7)	(30,811)	(7.2)
Other income (expense):
Interest expense	(1,148)	(0.3)	(2,447)	(0.6)
Other income, net	315	0.1	988	0.2
Change in fair value – warrant liabilities	—	—	4,221	1.0

Loss on extinguishment of debt	(4,331)	(1.2)	—	—
Total other income (expense), net	(5,164)	(1.4)	2,762	0.6
Net loss before income taxes	(102,679)	(28.2)	(28,049)	(6.5)
Income tax benefit (expense)	(162)	—	7,036	1.6
Net loss	(102,841)	(28.2)	(21,013)	(4.9)
Net loss attributable to noncontrolling interest	(417)	(0.1)	(204)	—
Net loss attributable to Purple Innovation, Inc.	$(102,424)	(28.1)	$(20,809)	(4.9)

Revenues, Net

Net revenues decreased $64.3 million, or 15.0%, to $364.6 million for the nine months ended September 30, 2023 compared to $428.9 million for the nine months ended September 30, 2022. The decrease in net revenues was primarily due to softening demand for home-related products due to the normalization of demand distribution. This decline was partially offset by the positive response to the launch of our new Premium and Luxe product lineups in May 2023. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $37.0 million, or 14.7%, and wholesale net revenues declining $27.3 million, or 15.4%. Within DTC, e-commerce net revenues decreased $43.8 million, or 21.2%, while Purple owned retail showroom net revenues increased $6.8 million, or 15.1%. The decrease in e-commerce net revenues reflected the impact of the reasons previously stated. The increase in Purple owned retail showroom net revenue was driven in part by the positive response to our new products coupled with the impact of showroom expansion. The decrease in wholesale net revenues, which reflected the impact of the reasons previously stated, was also affected by an increase in the warranty reserve for products sold to our wholesale customers, reduced purchases from existing wholesale partners prior to them transitioning to our new Premium and Luxe product lineups coupled with floor models of our new mattress and base products being sold to our wholesale partners at reduced pricing.

Cost of Revenues

Cost of revenues decreased $29.5 million, or 10.9%, to $241.2 million for the nine months ended September 30, 2023 compared to $270.7 million for the nine months ended September 30, 2022. This decrease was due in part to lower sales volume. Our gross profit percentage, which decreased to 33.8% of net revenues in 2023 from 36.9% in 2022, was adversely impacted by new mattress and base floor models being sold to our wholesale partners at reduced pricing, increased labor and freight costs related to the transition to our new products, the wrap-around on manufacturing efficiencies from last year when we had a higher amount of inventory production, and increased discounting of mattresses sold through our online channels as we transitioned to our new Premium and Luxe product lineups.

Marketing and Sales

Marketing and sales expense increased $10.0 million, or 7.9%, to $137.4 million for the nine months ended September 30, 2023 compared to $127.3 million for the nine months ended September 30, 2022. This increase was comprised of a $1.8 million increase in advertising spending, a $9.7 million increase in marketing and sales costs associated with showroom expansion, and a $1.8 million increase in wholesale marketing and sales costs. These increases were offset in part by a $3.2 million decrease in other marketing costs. The increase in advertising spend began in mid-May to align with the launch of our new Premium and Luxe product lineups. The increase in wholesale marketing and sales costs was primarily due to additional existing wholesale partners transitioning to our new Premium and Luxe product lineup during the third quarter of 2023. The decrease in other marketing costs reflected the impact of management restructuring the marketing organization in the first half of 2022. Marketing and sales expense as a percentage of net revenues was 36.5% during the first nine months of 2023 compared to 29.6% for the first nine months of 2022. The higher percentage of revenues reflected the impact of lower sales coupled with management’s expanded marketing efforts beginning in the second quarter of 2023 to support the launch of our new Premium and Luxe product lineups.

General and Administrative

General and administrative expense increased $11.8 million, or 21.1%, to $67.6 million for the nine months ended September 30, 2023 compared to $55.8 million for the nine months ended September 30, 2022. This increase was primarily due to legal and professional fees incurred by the Special Committee. We are pursuing insurance claims with our D&O and business interruption policy carriers relating to costs incurred (i) in connection with the litigation and settlement relating to Coliseum and (ii) due to the interruption of our business following the death of an employee in 2021. However, there can be no guarantee that we will be able to recover on such claims in amount to cover such costs, or at all.

Research and Development

Research and development costs increased $3.2 million, or 54.7%, to $9.0 million for the nine months ended September 30, 2023 compared to $5.8 million for the nine months ended September 30, 2022. This increase primarily reflected our continued focus on new product innovation initiatives to remain competitive and advance our current product line.

Loss on Impairment of Goodwill

The ongoing decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis as of September 30, 2023. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill.

Operating Loss

Operating loss increased $66.7 million to $97.5 million for the nine months ended September 30, 2023 compared to $30.8 million for the nine months ended September 30, 2022. The larger operating loss primarily resulted from a decrease in gross profit that was driven by reduced sales and a lower gross profit percentage, an increase in marketing and sales costs related to the launch of our new products and showroom expansion, an increase in general and administrative expense resulting from legal and professional fees incurred by the Special Committee, and a loss on impairment of goodwill.

Interest Expense

Interest expense totaled $1.1 million for the nine months ended September 30, 2023 compared to $2.4 million for the nine months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 was primarily comprised of $0.9 million related to the new asset based financing arrangements entered into in August 2023 and $1.1 million related to the 2020 Credit Agreement that was terminated upon entering into the new financing arrangements, Interest expense was reduced by capitalized interest that totaled $0.9 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expense)

Other income was $0.3 million for the nine months ended September 30, 2023 compared to $1.0 million for the nine months ended September 30, 2022. This decrease primarily resulted from the prior year third quarter including an estimated fair value gain of $1.4 million related to the effective settlement of a preexisting legal matter between the Company and Intellibed upon the Company’s acquisition of Intellibed on August 31, 2022.

Change in Fair Value – Warrant Liabilities

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the agreement. These sponsor warrants had no fair value on the date of expiration and a de minimis fair value at the previous reporting date. During the nine months ended September 30, 2022, we recognized a gain of $4.2 million in our condensed consolidated statement of operations related to a decrease in the fair value of the warrants outstanding at the end of the quarter.

Loss on Extinguishment of Debt

In August 2023, the Company entered into a new $25.0 million Term Loan Agreement and a separate ABL Agreement that provided for up to $50.0 million of revolving loans. In connection with the execution of these new financing arrangements, the Company terminated its 2020 Credit Agreement. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt during the third quarter of 2023 and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations. In February 2023, the Company entered into a fifth amendment to the since terminated 2020 Credit Agreement and repaid in full the $24.7 million outstanding balance of the term loan plus accrued interest. This amendment was accounted for as an extinguishment of debt during the first quarter of 2023 and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

Income Tax (Expense) Benefit

We had income tax expense of $0.2 million for the nine months ended September 30, 2023 compared to an income tax benefit of $7.0 million for the nine months ended September 30, 2022. The income tax expense amount in 2023 resulted from various state income taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.4 million for the nine months ended September 30, 2023 compared to a net loss of $0.2 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our asset-based lending facility and proceeds received from offerings of our equity capital. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, working capital needs, and operating lease payment obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $26.6 million and $40.2 million, respectively, as of September 30, 2023 compared to $40.0 million and $62.4 million, respectively, as of December 31, 2022. Cash used for capital expenditures decreased from $34.1 million in the first nine months of 2022 to $9.4 million during the first nine months of 2023. Our capital expenditures in 2023 have primarily consisted of additional investments made in our manufacturing and showroom facilities.

In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to use the liquidity we have available under our ABL Loans. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduces the amount available under our borrowing base. Since September 30, 2023, we have drawn approximately $17.0 million in ABL Loans and have given notice to repay $2.0 million. Based on our borrowing base calculation, including application of the $5.0 million availability reserve and a minimum availability requirement of $11.0 million, as of November 13, 2023, we have approximately $4.6 million available for borrowings under our ABL Agreement. However, the amount available under the ABL Agreement depends on our borrowing base calculations and minimum availability requirements at the time of any draw. Therefore, the amount available to us under the ABL Agreement will change from time to time. Our cash balance as of November 13, 2023, was $31.0 million.

In addition, the ABL Amendment and Term Loan Amendment increased our reporting obligations under the 2023 Credit Agreements and if we are not able to maintain compliance with such additional requirements we may experience future events of default, which could limit our ability to access the ABL Loans and adversely affect our financial position and operations.

If we experience further events of default in the future, we may not, without the approval of the ABL Lenders, be able to access the ABL Loans unless such defaults are resolved, including by obtaining required waivers from the ABL Lenders. Even if we are able to obtain such waivers, the ABL Lenders may adopt additional availability reserves, which would limit the amount we can draw under the ABL Loans.

We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. In addition, our ability to raise additional debt financing is restricted by our covenants under the 2023 Credit Agreements and would require the consent of the Lenders.

If we are unable to access sufficient liquidity, we will need to take other actions to fund operational expenses, such as scaling back operations, reducing marketing spend, and postponing or discontinuing our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

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

Debt

On August 7, 2023, the Loan Parties entered into the Term Loan Agreement with Callodine Commercial Finance, LLC and a group of financial institutions. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the ABL Lenders that provides for the ABL Agreement. Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023.

The Term Loan Agreement provides for up to $25.0 million of term loans, with up to $5.0 million of incremental Term Loans, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, are being used for general corporate purposes. The borrowing rates under the Term Loan Agreement are based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans will be repaid at the earlier of (a) a three-year amortization schedule or (b) the payment in full of the ABL Agreement. The Term Loans may be prepaid in whole or in part at any time, but subject to a prepayment premium. There may also be mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans may be reborrowed. The outstanding balance of the Term Loans was $25.0 million at September 30, 2023.

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

The ABL Agreement provides for up to $50.0 million of revolving loans subject to a borrowing base calculation and minimum availability requirements (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million, subject to certain conditions, availability reserves, minimum availability requirements, borrowing base calculations, and restrictive covenants. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduces the amount available under our borrowing base. No funds were drawn under the ABL Agreement at closing and there was no outstanding balance at September 30, 2023. We executed $17.0 million in draws on our ABL Loans in October and November 2023 and have given notice to repay $2.0 million. We may use the funds drawn from the ABL Agreement to finance permitted acquisitions, as defined in the ABL Agreement, and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans shall be repaid on August 7, 2026.

Certain events of default occurred under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence.

On November 6, 2023, we entered into (i) the ABL Amendment and (ii) the Term Loan Amendment, with the Term Loan Lenders and ABL Lenders, respectively, including waivers of the Subject Events of Default. In addition, the ABL Amendment and Term Loan Amendment also amended certain provisions of the 2023 Credit Agreements, including, among other changes, to require (i) weekly borrowing base certificates, (ii) 13-week cash flow reports and budgets, (iii) budget variance reports, (iv) the appointment of a third-party consultant, and (v) daily cash sweeps from the Loan Parties’ accounts to an account at the ABL Lender. The foregoing descriptions of the ABL Amendment and Term Loan Amendment do not purport to be complete and are qualified in their entirety by reference to the ABL Amendment and Term Loan Amendment, which are attached as Exhibit 10.2 and Exhibit 10.3, respectively, to this report and are incorporated by reference herein.

If we experience further events of default in the future, we will not be able to access the ABL Loans unless such defaults are resolved, including by obtaining required waivers from the ABL Lenders. Even if we are able to obtain such waivers, the ABL Lenders may adopt additional availability reserves, which would limit the amount we can draw under the ABL Loans.

We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. In addition, our ability to raise additional debt financing is restricted by our covenants under the 2023 Credit Agreements and would require the consent of the Lenders.

If we are unable to access sufficient liquidity, we will need to take other actions to fund operational expenses, such as scaling back operations, reducing marketing spend, and postponing or discontinuing our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

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

In connection with the Company’s execution of the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement in August 2023. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt during the third quarter of 2023 and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

Tax Receivable Agreement

We are required to make certain payments to InnoHold under the tax receivable agreement, which may have a material adverse effect on our liquidity and capital resources. As of both September 30, 2023 and December 31, 2022, there was no tax receivable agreement liability reflected in either of these consolidated balance sheets. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets in the fourth quarter of 2022, we evaluated the probability of amounts being owed pursuant to the tax receivable agreement and determined the likelihood of a future liability was not probable. As result, we continued to record no tax receivable agreement liability in the third quarter of 2023. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Class A common stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 10 of the condensed consolidated financial statements for additional information on leases.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following summarizes our cash flows for the nine months ended September 30, 2023 and 2022 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(55,808)	$(30,474)
Net cash used in investing activities	(10,183)	(30,411)
Net cash provided by financing activities	50,843	28,412
Net decrease in cash	(15,148)	(32,473)
Cash, beginning of the period	41,754	91,616
Cash, end of the period	$26,606	$59,143

Cash used in operating activities increased $25.3 million in the nine months ended September 30, 2023 as compared to the same period in the prior year. The increase in cash used in operating activities was negatively impacted by an increase in our net loss, offset in part by an increase in cash related to the net change in accounts payable in 2023 compared to 2022.

Cash used in investing activities primarily reflected capital expenditures of $9.4 million for the nine months ended September 30, 2023 compared to $34.1 million for the nine months ended September 30, 2022. Capital expenditures during the first nine months of 2023 primarily consisted of additional investments made in our manufacturing and showroom facilities. Cash flows from investing activities in the prior year also included the impact of cash acquired in the acquisition of Intellibed that consisted of $1.9 million of cash and cash equivalents and $1.7 million of restricted cash.

Cash provided by financing activities was $50.8 million during the nine months ended September 30, 2023 compared to $28.4 million during the nine months ended September 30, 2022. Financing activities during the first nine months of 2023 included $57.0 million of net proceeds received from the stock offering and $25.0 million from the term loans entered into in August 2023, offset in part by a $24.7 million payment to pay off the term loan from the 2020 Credit Agreement, $6.1 million in payments on debt issuance costs, and $0.4 million of other payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Term Loans entered into in August 2023 bear interest at variable rates which exposes us to market risks relating to changes in interest rates. As of September 30, 2023, we had $25.0 million of variable rate debt outstanding under our Term Loans and no ABL Loans outstanding under our revolving line of credit. Based on these debt levels, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.3 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, described below, relating to errors in our accounting for warranty reserves.

Changes in Internal Controls Over Financial Reporting.

Our internal control over financial reporting did not identify an error in the accounting of our warranty reserves, relating to wholesale contracts. As a result, our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting, due to a material weakness in our internal control over financial reporting, described below, related to errors in our accounting for warranty reserves.

In October 2023, we determined that we had not properly accounted for the warranty terms specified in contracts with our wholesale customers when estimating the liability for warranty related returns.  As a result, our warranty reserves relating to wholesale customers were understated. We determined the impact of this error on our previously issued financial statements was immaterial, but that the cumulative effect would be material, if left uncorrected, in the current period. Therefore, we elected to correct these errors in our financial statements as of and for the three and nine months ending September 30, 2023 included in this Quarterly Report on Form 10-Q by adjusting prior period financial statements.

In response to this material weakness in internal control over financial reporting related to the accounting of our warranty reserves, we will implement a new control to assess all wholesale customer contracts to ensure the terms contained therein are accounted for properly. Our plans include increased training and communication among our personnel regarding the appropriate consideration and application of contractual terms, including legal to review all significant contracts and implementing new processes over credit memo approvals. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as described above relating to the material weakness we identified, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 15 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. The disclosure of risks identified below does not imply that the risk has not already materialized.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

We expect to incur significant ongoing operating expenses in connection with the execution of our business strategies. We also expect to incur significant capital expenses as we seek to expand our business.

Our efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support our business operations and future growth strategies. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures.

Our ability to access funds under the ABL Agreement (the “ABL Loans”) is subject to certain conditions, availability reserves, minimum availability requirements, borrowing base calculations and restrictive covenants, and there is no guarantee that we will be able to satisfy such conditions and restrictive covenants. In addition, because the amount available under the ABL Agreement is based on our borrowing base calculations and minimum availability requirements at the time of any draw, the amount available to us will change from time to time. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduces the amount available under our borrowing base.

Certain events of default occurred under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence. In addition, the ABL Amendment and Term Loan Amendment increased our reporting obligations under the 2023 Credit Agreements and if we are not able to maintain compliance with such additional requirements we may experience future events of default, which could limit our ability to access the ABL Loans and adversely affect our financial position and operations.

To the extent that waivers and amendments are necessary under either of the 2023 Credit Agreements, there can be no guarantee that we will be able to obtain waivers or amendments from the applicable Lenders if, in the future, we are unable to comply with the covenants and other terms of the 2023 Credit Agreements. Our failure to satisfy the required conditions under the 2023 Credit Agreements or maintain compliance with the financial and performance covenants under the 2023 Credit Agreements could result in future defaults, which would adversely affect our financial condition and results of operations, including, potentially, as a result of acceleration of our outstanding debt. We would also be restricted from drawing on the ABL Loans while an event of default is continuing. In addition, any default under the 2023 Credit Agreements would adversely affect our ability to obtain alternative financing, including additional indebtedness from subordinated lenders.

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

Under the 2023 Credit Agreements, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, in each case, subject to certain exceptions. In particular, we are (i)  restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in each 2023 Credit Agreement, and (ii) required to maintain minimum revolving availability under the ABL Agreement, and, if revolving availability falls beneath a specified amount, a specified Consolidated Fixed Charge Coverage Ratio (as such term is defined in the ABL Agreement). The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions.

These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. If we determine that we need to take any action that is restricted under any 2023 Credit Agreement, we will need to first obtain a waiver from the applicable Agent and Lenders. Obtaining such waivers, if needed, may impose additional costs on us or we may be unable to obtain such waivers. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could potentially result in the acceleration of our outstanding debt. In the event of an acceleration of such debt, we could be forced to apply all available cash flows to repay such debt, which could also force us into bankruptcy or liquidation.

Certain events of default occurred under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence. In addition, the ABL Amendment and Term Loan Amendment increased our reporting obligations under the 2023 Credit Agreements. If we are not able to maintain compliance with our covenants under the 2023 Credit Agreements, we may need to seek amendments or waivers to the Term Loan Agreement and ABL Agreement in the future, and may also need to obtain alternative sources of liquidity. Such alternative sources of liquidity, including subordinated date, may not be available on terms favorable to us or at all.

To the extent that waivers and amendments under any 2023 Credit Agreement are necessary, there can be no guarantee that we will be able to obtain waivers or amendments from the applicable Lenders if, in the future, we are unable to comply with the covenants and other terms of any 2023 Credit Agreement. Our failure to satisfy the required conditions under the 2023 Credit Agreements, any amendments thereof, or maintain compliance with the financial and performance covenants under the 2023 Credit Agreements could result in future defaults, which would adversely affect our financial condition and results of operations, including, potentially, as a result of acceleration of our outstanding debt. In addition, any default under would adversely affect our ability to obtain alternative financing, and significantly limit our ability to execute our business strategies.

We are required to make certain prepayments to our term and revolving loans and thereafter will not be able to benefit from that portion of the term loan and may not be able to draw upon our revolving line of credit.

Under the Term Loan Agreement, as amended, we have mandatory prepayment obligations (i) upon the disposition of assets by any loan party or subsidiary resulting in net cash proceeds in excess of $1.0 million in any calendar year, and (ii) upon the receipt of cash in excess of $1.0 million by any loan party or subsidiary not in the ordinary course of business other than permitted under the Term Loan Agreement. Under the ABL Agreement, as amended, we have mandatory prepayment obligations (i) in the event of certain dispositions which result in the realization of net cash proceeds in excess of $1.0 million in any calendar year, (ii) upon the sale or issuance by any loan party or any of its subsidiaries of any of its equity interests other than those permitted under the ABL Agreement, (iii) upon the receipt of net cash proceeds by any loan party or subsidiary from the incurrence or issuance of debt other than permitted by the ABL Agreement, (iv) upon the receipt of cash in excess of $1.0 million by any loan party or subsidiary not in the ordinary course of business other than permitted under the ABL Agreement, and (v) and for over advances if at any time the total revolving credit outstanding exceeds the borrowing base as defined under the ABL Agreement.  In addition, the ABL Agreement imposes limitations on other forms of indebtedness, liens, investments, and other operational actions. Moreover, under the ABL Agreement our borrowing is limited to a borrowing base that is periodically adjusted, and if for any reason the amount we have borrowed exceeds that borrowing base we may be required to prepay amounts equal to such excess. If for any reason we are required to prepay any amount owed under the Term Loan Agreement or ABL Agreement, we may not have sufficient liquidity available to make such prepayments and we would be in default under our obligations. In addition, any prepayment would require us to divert liquidity and capital resources away from the operating expenses of our business, which could adversely affect our relationships with suppliers and vendors and our ability to execute on our growth strategies, and prevent us from taking actions in our best interest or even continue in business.

We have identified a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, may make a material misstatement in our financial statements, may experience a financial loss, or may face litigation. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

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

In the course of preparing our financial statements as of September 30, 2023, we identified certain errors in our accounting for warranty reserves, relating specifically to our warranty reserves under wholesale contracts. As part of such process, we identified a material weakness in our internal controls over financial reporting. Our internal controls over financial reporting did not result in the proper accounting of warranty reserves relating to our long-term warranty obligations, which due to its cumulative impact on our consolidated financial statements as of September 30, 2023, we determined to be a material weakness.

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

We cannot guarantee that we will not experience additional material weaknesses in our internal controls in the future. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

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

We have determined that a material weakness exists related to the accounting of our warranty reserves, which resulted in an understatement of our warranty reserves in prior periods. In addition, we have had previous material weaknesses that have been remediated, some of which resulted in restatements of our previously issued audited financial statements. As a result of such restatements, material weakness, and other matters that may in the future arise, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws as well as provisions of Delaware law, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation, and our Third Amended and Restated Bylaws could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for equity interests in the Company. These provisions include:

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement with our founders dated February 22, 2018 (the “Tax Receivable Agreement”). Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business and results of operations. For example, in the third quarter of 2023, management determined that certain assumptions made relating to the valuation of our fixed assets were no longer accurate. As a result, we were required to record an impairment charge relating to our fixed assets.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data, or to comply with evolving regulations relating to our obligation to protect such data.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third-parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. For example, though it did not involve access to or release of personal information, we recently experienced an unauthorized intrusion into one of our vendor’s systems using a former contractor’s credentials that resulted in access to email addresses and an unauthorized email being sent under a valid Purple email address.  Breaches involving any personal information could be more likely to the extent we have any material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain IT systems that support the Company’s financial reporting processes.

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

Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. However, we cannot assure that our Class A common stock will continue to be listed on Nasdaq in the future. In order to continue listing our Class A common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our Class A common stock, and a minimum bid price for our Class A common stock.

If we are unable to comply with the continued listing requirements, our Class A common stock may be subject to delisting. If Nasdaq delists our Class A common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our Class A common stock continues to be listed on Nasdaq, our Class A common stock will be a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Description
10.1+	Offer Letter Entered into between Purple Innovation, LLC and Todd E. Vogensen dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on September 21, 2023)
10.2	First Amendment to Credit Agreement and Limited Waiver, dated November 6, 2023, between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the ABL Lenders, the ABL Agent, the Swing Line Lender, and the Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on November 9, 2023).
10.3	First Amendment to Term Loan Credit Agreement and Limited Waiver, dated November 6, 2023, between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC,, the Term Loan Agent, and the Term Loan Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on November 9, 2023).
10.4#	Term Loan Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the Term Loan Agent and the Term Loan Lenders (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.5#	Term Loan Pledge and Security Agreement dated as of August 7, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023)
10.6#	ABL Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the ABL Agent, the Swing Line Lender, the Letter of Credit Issuer and the ABL Lenders (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.7#	ABL Pledge and Security Agreement dated as of August 7, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 14, 2023	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2023	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)