Form 10-K
period 2023-12-31
Purple Innovation, Inc.
filed 2024-03-12
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2023, as reported on NASDAQ, was $153.6 million.

As of March 12, 2024, there were 107,007,324 shares of Class A common stock, par value $0.0001 per share, and 204,981 shares of Class B common stock; par value $0.0001 per share of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC; (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary; (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99.8% as of March 12, 2024; (iv) “Business Combination” refers to the February 2, 2018 reverse recapitalization transaction pursuant to which Purple Inc. acquired Purple LLC; (v) “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination; (vi) “Common Stock” or “Class A Stock” refers to the Company’s Class A common stock, par value $0.0001 per share; (vii) “Class B Stock” refers to the Company’s Class B common stock, par value $0.0001 per share; and (viii) “2023 Annual Meeting” refers to the Company’s 2023 annual meeting of stockholders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, results of operation, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple. Specifically, forward-looking statements may include statements relating to changes in the markets in which Purple competes, expansion plans and opportunities, our expectation of opening additional Purple showrooms, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

We began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and have since expanded into brick & mortar stores as a true omni-channel brand. We offer a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our products from our competitors. Specially engineered to relieve pressure, maintain an ideal body temperature, and provide instantly adaptive support, Purple’s patented technology has been tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses and other cushion products.

We market and sell our products through direct-to-consumer e-commerce and Purple showrooms (collectively “DTC”) and wholesale partners.

Our core competencies in design, development and manufacturing are the foundation of our business. We have integrated our operations to include research and development, marketing and manufacturing. As a result, we have the ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format injection molding of our Hyper-Elastic Polymer cushioning material, we designed and produced our own manufacturing equipment including our proprietary and patented molding machinery. These fully customized machines are unique to Purple and, we believe, can handle both our size and scale requirements. We believe our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized materials, such as foam and outsourced manufacturing.

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

Our knowledge of and engagement with consumers across digital and brick and mortar retail channels is advantageous and increasing. To complement our DTC efforts, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, and home décor spaces. Our goal is to provide opportunities for each customer to learn, shop, and buy in the way that works for them. We believe our differentiated products (including differences across price, comfort, benefit, marketing strategies, manufacturing capabilities, branding and technology) position us to continue to drive our growth. For the year ended December 31, 2023, our DTC sales, which includes online and Purple showrooms, accounted for 58.1% of our net revenues, as compared to 57.7% for 2022 and 65.4% for 2021 and wholesale accounted for 41.9% of net revenues for 2023, as compared to 42.3% for 2022 and 34.6% for 2021. For the year ended December 31, 2023, sales of sleep products accounted for 97.2% of our net revenues, as compared to 97.1% for 2022 and 96.5% for 2021, and other products accounted for 2.8%, as compared to 2.9% for 2022 and 3.5% for 2021.

As of December 31, 2023 we operate 60 Company locations across the United States as compared to 55 Company locations at the end of 2022 and 28 Company locations at the end of 2021. While we are slowing the opening of new showrooms in the short term, we anticipate continued expansion of our showrooms in the future.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help people sleep, feel and live better. Whether it’s getting a better night’s rest or elevating every day life, we design and manufacture innovative, differentiated products that put our customers’ comfort first.

Sleep Products

The sleep products category encompasses a variety of products including mattresses, pillows, bases, foundations, sheets, mattress protectors, blankets and duvets. Meaningful innovation in sleep products has remained stagnant and limited over the last 150 years. Coil spring mattresses and memory foam, two of the primary materials underpinning mattress technology today, were invented in the 1860’s and 1990’s. Latex, water and air mattresses followed, emerging in the latter part of the 20th century. The sleep product industry has generally remained complacent until the introduction of our proprietary Hyper-Elastic Polymer material, which we believe represents a meaningful innovation in pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer. We believe that our proprietary technology solves problems that regular mattresses create and has proven that material innovations can have a positive impact on sleep.

Beginning in 2015, the market for sleep products underwent a fundamental transformation with the rise of e-commerce-based brands and direct-to-consumer distribution. This market change disrupted the traditional category dynamics and drove the majority of category growth (versus traditional mattress companies) for several years. Today, the U.S. sleep product industry has rebalanced to be comprised of vendors that rely on retail distribution as well as a consolidated number of direct-to-consumer retailers who have tried to expand brick and mortar distribution to capture more market share in a category still tied to instore product trials. Amidst this changing category dynamic, Purple’s product differentiation and manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the sleep products category.

In 2022, we acquired Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”), a premium sleep and health wellness company that was a pre-existing licensee of the founders of some of our technologies. This acquisition resulted in us owning the sole right to use all of our Hyper-Elastic Polymer technologies in our beds. In addition, the acquisition allowed us to immediately expand into the luxury mattress segment. As a result, Purple launched three collections in the second quarter of 2023: Essentials (including the New Day, The Purple Mattress, and The Purple Plus), Premium (including Restore, RestorePlus, and RestorePremier) and Luxe (including Rejuvenate, RejuvenatePlus and RejuvenatePremier).

In general, direct-to-consumer mattress companies offer convenience, flexible shipping and returns, and low prices, while leveraging third-party manufacturing and distribution. Materials used by online mattress retailers include layers of foam cushioning that are assembled, compressed and folded into a box for distribution. This market is highly fragmented, commoditized and competitive, with customer purchase decisions based primarily on price. Prior to Purple, there has been little recent success disrupting the premium market, where the majority of category revenue and profit is realized. Competitors in the premium market include Tempur Sealy and Sleep Number.

While e-commerce home goods purchases have increased over the past five years, traditional brick-and-mortar retailers command a significant part of the market for mattress products. This part of the retail market is also highly fragmented and competitive. The leading brick-and-mortar specialty mattress retailer in the United States is Mattress Firm and the leading furniture store is Ashley Furniture These national retailers compete with both regional and local retailers as well as furniture and department stores. Purple has also expanded into many of these regional and local furniture retailers.

Across these channels, some key factors that impact competition in our industry are comfort feel, product features, reliable logistics and manufacturing capabilities, marketing efficacy and efficiency, brand differentiation, expertise of sales associates, customer care, pace of innovation and product roadmap, price of products and services, financial stability and ability to invest in innovation.

What Makes Purple Different?

We believe we have a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology— We are a company built on innovation and licensing, with more than 30 years of expertise in comfort innovation. Purple is founded upon decades of history-developing innovative comfort solutions, including the invention of our proprietary and patented Hyper-Elastic Polymer technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the sleep product industry since the introduction of memory foam in 1992. We believe that the unique properties of our technology have resulted in several improvements to existing sleep products that are not addressed by foam, spring or air mattresses.

●	Pressure Relief— Our Hyper-Elastic Polymer technology is designed around the science of column buckling which enables our mattresses to be both firm and soft. This offers support across the body’s larger surface areas, such as the back, while providing pressure relief at local areas or points of pressure, such as the hips and shoulders. We believe Purple’s founders were the first to leverage this technology in mattresses after their success in licensing their proprietary Hyper-Elastic Polymer technology to medical manufacturers for use in wheelchairs, critical care beds and hospital beds. The resulting feel is often described as buoyant and responsive.

●	Temperature Neutral— The Hyper-Elastic Polymer material itself is temperature neutral, with the surface comprised mostly of air, made from thousands of open-air channels. The channels allow for high airflow and dissipation of heat and vapor. This is the opposite of foam beds, which absorb heat from the body and then radiate the heat back, constantly increasing the temperature. Our technology allows for continual sleeping without waking up hot.

●	Responsive— Unlike memory foam, which compresses, gets hard and then takes time to recoil, our Hyper-Elastic Polymer technology is instantly responsive to the body as it moves. It will immediately flex to support the sleeper’s position and spring back into place as the sleeper readjusts during the night.

●	Durable— Hyper-Elastic Polymer material is a highly durable gel that we believe is more durable than most foams. The Hyper-Elastic Polymer technology also has numerous applications beyond mattress products including seat cushions and pillows. Hyper-Elastic Polymer technology is only one of numerous innovations we have developed to produce a range of unique and effective comfort products across the sleep, seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers to imitation. We have hundreds of granted or pending patents and hundreds of patent filings that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has in depth experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our patented and proprietary molding processes and machines allow for large-format injection molding of gels efficiently and at scale.

●

Growing a brand with a passionate following— Our brand mirrors our passion for uncompromising performance, quality and durability, and our dedication to improving lives by delivering better sleep and better comfort We believe our brand awareness rivals category leaders. Our brand has extended beyond awareness of individual products and we have successfully marketed our full suite of products to customers using our omni-channel strategy. We believe our customer satisfaction metrics are amongst the best in the industry, and that our customers’ high satisfaction with our product has continued to drive “word of mouth” recommendations, one of the most persuasive ways consumers learn about our products.

●	Balanced, omni-channel distribution strategy— We have sought opportunities to expand brand awareness in brick-and-mortar retailers where our beds can be displayed. Our goal is to support the customer wherever and however they want to learn, try, and buy. Whether in wholesale, Purple showrooms or our e-commerce channel, we are a leader in the sleep products market. Our flexible return policies and aggressive expansion into wholesale locations (commonly referred to as “doors”) and our own showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional retailers as well as a variety of independent retail partners throughout the United States and Canada. As a result, we believe we will drive accelerated growth in the sleep products industry.

●	Vertical integration enables nimble design, development and execution— We design and develop our products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach.

Growth Strategies

●	Expansion of the Brand to Premium and Luxe Categories— To complement and support our expansion into the higher-priced, higher margin categories, Purple is evolving its differentiated brand to broaden appeal. We are investing in brand demand-driving marketing and advertising to create awareness, engagement and preference for the Purple brand and for our products across all our sales channels. We developed a reimagined brand associated with life enhancing sleep. We believe that this strategic focus and investment will support our growth plans in the wholesale channel, in Purple showrooms, on Purple.com and online marketplaces. Our Luxe (“Rejuvenate”) offerings are expected to increase average sales prices significantly. We will also continue to harness the evangelism of the ever-growing base of Purple owners whose advocacy of our products is one of our brand’s greatest strengths.

●	Further direct-to-consumer growth and penetration— We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our e-commerce channel. We have invested in substantial improvements to our website and analytics, enhancing the education, shopping and buying experiences, and we have expanded our contact center, enabling live voice, chat and messaging with our sales associates. These actions are intended to drive higher customer satisfaction, higher average order value and higher conversion. Continued successful execution on Purple.com supports our planned e-commerce growth, and also supports further growth in all channels given the importance of the site during the customer decision journey. In addition, as of December 31, 2023, we operated 60 Purple showrooms in cities across the United States. At our showrooms, consumers can experience our brand, learn about and engage with our technology and purchase our products, assisted by our highly-trained retail sales associates who are able to both increase door productivity and trade customers up to higher price points. Our showrooms enable us to strengthen the relationship with the consumer and develop a more profitable DTC revenue mix. We anticipate continued expansion of our showrooms as we optimize the format.

●	Expanded wholesale retail relationships— We continue to work closely with existing retail partners to improve productivity to increase market share and sales, and we are forming new partnerships to expand our wholesale footprint. With our new Premium and Luxe collections, we believe we have an increased opportunity to tap into the large brick-and-mortar category of the sleep products market. As a result of our new product launch in 2023, we increased the number of wholesale partner slots (a term commonly used to describe a section in a wholesale partner’s store to display a particular product). We believe this trend is a result of the developing interest in our Premium and Luxe product categories. This allows retailers to market these products as alternatives to other premium products to increase sales on high-end mattresses with materially higher margins for the retailer and Purple.

●	Existing product innovation— We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. Our vertical integration, which enables us to continuously refine our existing products and manufacturing processes, combined with our strengthened research and development disciplines and go-to-market processes allows us to further develop our current product categories with new offerings, enhance gross margins through improved pricing, and position our business to eventually expand to additional categories with the potential to attract new customers and drive repeat sales.

●	New product launches— We focus intensively on innovation, to support our long-range growth plan. We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. These efforts include innovations beyond our Hyper-Elastic Polymer technology, including products in sleep, comfort and similar categories.

●	International expansion— We believe there is a substantial opportunity for international expansion. We entered the Canada market in 2020 and we plan to expand in other foreign markets in the future. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will help enable us to successfully enter new markets.

Our Products

Our current product portfolio is as follows:

●	Mattresses—Our mattresses utilize the unique benefits of our patented GelFlex Grid technology creating a one-of-a-kind sleep solution that regulates body temperature, keeping you sleeping cooler and soft enough to cradle pressure points while also providing support through localized buckling columns. The columns in our Gelflex Grid mattresses instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for uniquely buoyant, supportive comfort. Our GelFlex Grid products are manufactured with non-toxic ingredients that are third-party tested and free from carcinogenic chemicals. Our patented Gelflex Grid technology is used in all Purple mattresses. We back up the quality and durability of our mattress with a 100-night trial and a 10-year warranty. With our new premium product launch in 2023, we now have three collections that come in a variety of feels and price points to appeal to a wide range of consumers with high satisfaction and delivering best sleep.

●

Pillows— We currently sell eight pillow models with different designs to suit different needs. The Purple Harmony™ Pillow, the Purple Freeform™ Pillow, the Purple DreamLayer™ Pillow, the Purple Harmony Anywhere™ Pillow, the Purple Pillow®, the Purple Twin Cloud® Pillow, the Purple Cloud® Pillow and the Kids Pillow®. The Purple Harmony Pillow is the world’s first pillow with a full wrap of honeycomb Gelflex® Grid surrounding a soft, responsive latex core for blissfully cool comfort and responsive airy support. The newly launched Purple Freeform Pillow features the honeycomb Gelflex Grid with an all-new MicroFlex™ Moon Foam fill interior for luxurious, moldable comfort.  It is our first fully adjustable pillow as the MicroFlex Moon Foam and optional neck roll chambers can be adjusted for personalized height, firmness and support. The newly launched Purple DreamLayer Pillow uses an all-new version of the GelFlex Grid combined with MicroAir Foam for a dreamy, melt-in comfort that provides contour-hugging support without the heat and delay of a traditional memory foam. The Purple Harmony Anywhere Pillow has all of the advantages and feel of the Purple Harmony Pillow in a portable, take-anywhere travel size. The Purple Pillow is designed entirely of Gelflex Grid for a firmer, no-fluff, ergonomic support with ultimate cooling and adjustable height layers. The Purple Twin Cloud Pillow is a hypoallergenic down-alternative that features our patented cover construction and two chambers of silky, down-like fibers for an extra fluffy, cloud-like comfort with two optional firmness settings. The Purple Cloud Pillow features the same fill as the Purple Twin Cloud Pillow, but a simpler, single chamber design for classic, cloud-like comfort. The Kids Purple Pillow is made entirely of Gelflex Grid, similar to the Purple Pillow, but is smaller and softer for smaller sleepers. We believe our pillows are unique and there is a sleep solution for every type of sleeper to get the best sleep of their life, with no other products in the market like them in appearance, design, functionality or comfort. We also back up the quality and durability of our pillows with a 100-night trial and a one-year warranty.

●	Sheets— We sell two types of sheets and pillowcases: Softstretch and Complete Comfort. Made from stretchy and breathable bamboo-based Viscose, our SoftStretch sheets are designed to maximize the functionality of our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our mattress (or any other mattress). We also sell traditional cotton-based Complete Comfort sheets designed to have cushion enhancing two-way stretch. Our sheet sets include pillowcases that also maximize the unique functionality of our pillows.

●	Duvets and Duvet Covers— The Purple TempBalance Duvet insulates yet breathes to deliver an ideal body temperature, all year long. The Purple PerfectStay Duvet cover offers a unique patent-pending lay-and-zip design that solves the problem of inserting the duvet into the cover, and ensures the duvet stays put within the cover without ties, pins, or bulky attachments.

●	Mattress Protector— Like our sheets, our mattress protector is designed to optimize the functionality of our Gelflex Grid in our mattress. Our mattress protector is stretchy and breathable. Our protector is also stain-resistant and machine-washable, making it easy to clean.

●	Bases— Our recently added new line of smart adjustable bases have been designed to pair with our new mattresses for the ideal Purple sleep experience. The Purple Premium and Purple Premium Plus smart bases have a wide range of functions, such as adjustable head and foot positions, zero-gravity preset for a near weightless feel, a “sitting” preset, under-bed lighting, adjustable legs and a wireless remote with in-app control. Our Purple Bed Frame is easy to ship and assemble, with no tools required. It has the look of a stylish upholstered bed frame. The supports are made of high-density polyethylene, so they don’t creak or make noise like wood supports. Plus, the joints of the Purple Bed Frame are reinforced with nylon buffers to help prevent squeaking. Our Purple Platform Bed Frame is designed specifically for all current Purple bed sizes and offers a high quality, simpler alternative to our more premium offerings. Constructed from lightweight steel, the Purple Platform Bed provides optimal support and prevents the mattress from sagging.

●	Seat Cushions— The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets, extending the benefits of our GelFlex Grid technology. Purple currently sells four types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

Technology

Technology is key to our unique position within the sleep products industry. The introduction of our proprietary Hyper-Elastic Polymer material was the first major innovation in the consumer mattress category in decades. Mattresses from our competitors are typically manufactured using one or more layers of springs, standard polyurethane foam, memory foam, air chambers or latex foam and are undifferentiated from competitors within their product type.

Proprietary Technologies

The Purple innovation team, through their scientific journey to get to the root causes of pressure sores, designed the Hyper-Elastic Polymer material and other patented and proprietary comfort technologies in order to improve the lives of “every body.” Each different cushioning product line requires unique molding techniques.

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

Proprietary Machinery

Internally designed, developed and built, our patented and proprietary molding machines are able to mold our Hyper-Elastic Polymer material into large-format king-sized mattresses at scale. We have modified other molding machines to manufacture additional products containing Hyper-Elastic Polymer material. We also acquired in the Intellibed acquisition the patented manufacturing machine and process that had been licensed by our founders, preventing others from obtaining access to that technology. The process of molding our Hyper-Elastic Polymer material using our molding machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have vertically integrated with our own machine shop with mechanics and engineers at each of our factories to maintain our machines and other equipment. Furthermore, we have in-house fabrication capabilities enabling us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our existing machinery based on real-time insights gained from our vertically integrated operations.

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on building awareness of the Purple brand and illustrating the unique way our products deliver better sleep and comfort. We leverage data-driven marketing across all communication channels to engage, acquire, and retain customers. We also amplify the voices of our evangelical product owners, whose word-of-mouth recommendations are one of our most powerful (and ownable) marketing vehicles. Deep engagement with current customers enables us to increase additional product sales across our portfolio of offerings. The success we have achieved through our marketing campaigns has been key to rapidly building our branding and awareness. We launched our elevated brand positioning in 2023 with the launch of our new products and we believe our premium brand position will allow us to increase our market share of the premium mattress category going forward.

Our Sales Channels

We sell our products via our DTC, including Purple.com, online marketplaces (e.g., Amazon), our customer contact center, our Purple showrooms and through wholesale retailers.

Direct-to-Consumer Channel

Our e-commerce distribution channel is a critical hub for consumer education and consumer engagement, as well as conversion. We have benefitted from the rapid growth of the direct-to-consumer channel in the sleep product industry in addition to our differentiated product offering and unique marketing campaigns. We sell directly to consumers through our website, our customer contact center and online marketplaces. With our website and customer contact center, we help customers easily engage in relevant content, research our solutions, transact online or via our customer contact center, or find the nearest retailer. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe our 100-night trial, 10-year warranty, attractive financing options, strong customer testimonials and excellent service provide confidence to consumers buying a mattress.

We operate 60 Purple showrooms across the United States where consumers can experience our brand, learn and engage with our technology and purchase our products. Over time, we plan to continue expanding our showroom footprint across the United States.

Wholesale Channel

We sell our assortment of products through brick-and-mortar and online wholesale partners. We began selling mattresses and other sleep products through our largest wholesale partner, Mattress Firm, in November 2017 and have continued to expand the number of wholesale partners where our mattresses and other sleep products are sold. We now sell mattresses through Ashley Furniture, Big Sandy, City Furniture, Denver Mattress, HOM Furniture, Living Spaces, Mathis Brothers, Mattress Firm, Mattress Warehouse, Raymour & Flanigan and Rooms To Go, among others. We typically have four to five mattress models on the floor. Sales associates have been trained and we believe are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue to grow our placements with wholesale partners to give our customers the opportunity to feel the difference of our Hyper-Elastic Polymer technology for themselves.

Operations

Factories, Supply Chain and Manufacturing

We operate manufacturing factories in Grantsville, Utah, Salt Lake City, Utah and McDonough, Georgia. Our factory in Grantsville has approximately 574,000 square-feet and our factory in McDonough, which services our customers on the east coast, provides another 844,000 square-feet. At these factories we manufacture our proprietary Hyper-Elastic Polymer cushioning used in our mattress, pillow and seat cushion products. We also assemble, package and ship our products from these two facilities. Our facility in Salt Lake City was acquired as part of the Intellibed acquisition and has approximately 67,000 square feet. This facility manufactures our proprietary Hyper-Elastic Polymer for assembly in our luxury mattresses. We continually strive to improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We also manage our production labor and capacity utilization to promote efficient use of our manufacturing facilities. We believe our factories provide ample room to accommodate our future growth and expansion plans for the near term.

We have a number of contract manufacturers who assemble mattresses and have established a network of third-party logistics providers to help with order fulfillment across the United States. These arrangements help to minimize delivery times and provide white glove service in addition to parcel services.

We outsource and resell other products, including adjustable bases, platform bases, sheets, mattress protectors, blankets and duvets. These products unique to Purple are either designed in-house or in partnership.

We have relationships with multiple suppliers for our outsourced products and components. These suppliers may be interchanged in order to maintain quality, cost and delivery expectations.

Environmental and Governmental Regulation

We are subject to numerous federal, state, local and foreign consumer protection and other laws and regulations applicable to the sleep product industry. These laws and regulations vary among the states and countries in which we do and intend to do business. For example, in the United States, we are subject to regulations promulgated by the Environmental Protection Agency, the Occupational Safety and Health Administration and other federal agencies that restrict the generation, emission, treatment, storage and disposal of materials, substances and waste. We are also subject to laws such as the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act, and related state and local statutes and regulations. Our mattress products are also subject to fire-retardant standards developed by the State of California, U.S. Consumer Product Safety Commission and other jurisdictions where we sell these products.

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

We have made and will continue to make capital and other expenditures necessary to help us comply with these laws and regulations. These expenditures have been immaterial to our financial results. We have not suffered a material adverse effect from non-compliance with federal, state, local or foreign legislation, but there can be no assurance that material costs or liabilities will not be incurred in connection with such legislation in the future.

Research and Development

Our research and development teams are focused primarily on developing new comfort technologies and products. In May 2022, we appointed our first ever chief innovation officer. In 2023, we launched our three new premium mattress collections including our new line of luxury mattresses. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we can integrate these insights into our manufacturing process, digital marketing, products and equipment. In order to facilitate further innovation and development, we opened a facility in August 2023 that serves as our new innovation center and replaces the older and remote facility we previously had in Alpine, Utah. This new facility is located in Draper, Utah, close to our headquarters and comprises approximately 61,000 square feet.

Intellectual Property

We rely on patent and trademark protection laws to protect our intellectual property and maintain our competitive position in the marketplace. We hold various domestic and foreign patents, patent applications, trademarks and trademark applications regarding certain elements of the design, manufacturing and function of our products. We also maintain protections over proprietary trade secrets. Our intellectual property portfolio is integral to our continued success in this industry, particularly with respect to our Hyper-Elastic Polymer material as well as our molding processes and machines.

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

We have several trademarks registered with the U.S. Patent and Trademark Office (USPTO). Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the United States and internationally. Our Purple, No Pressure and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. We also have several common law trademarks.

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

While we may own or have the exclusive rights in this intellectual property it is our responsibility to maintain that exclusivity through intellectual property enforcement efforts when an infringement occurs. We continue to enforce those intellectual property rights and will continue to do so to maintain our success in this industry.

We protect and enforce our intellectual property rights, including through litigation as necessary.

Human Capital

At Purple, our primary focus is fostering the professional development of our employees through collaboration of engaged teams and helping them feel connected to Purple’s success. We try to achieve this through maintaining a safe and high-functioning work environment that cultivates an authentic company culture. Our people initiatives are strategically crafted to enhance the professional growth and overall satisfaction of our employees, with the overarching goal of making Purple the best place they’ve ever worked.

As of March 12, 2024, we had approximately 1,700 employees engaged in manufacturing, research and development, general corporate functions, wholesale, e-commerce, and Purple showrooms.

In 2024, Purple’s human resources team is focusing on four pillars that drive our people strategy: (i) acquire, retain, and develop great people; (ii) improve organizational performance; (iii) deliver competitive and meaningful pay and benefits; and (iv) celebrate our people.

Acquire, retain, and develop great people

We attempt to strategically acquire, keep and cultivate a talented, motivated, and high-caliber workforce. We believe will be achieved by selectively recruiting outstanding talent, tailoring development plans for employees, implementing an accelerated leadership development program for promising individuals, and building cross-functional career maps.

Improve organizational performance

We attempt to drive efficiency, effectiveness, and business success through strategic people initiatives. We will continue to invest in new technology to enhance communication channels and optimize our human resource information system, enabling self-service functionalities for managers and employees. In alignment with our core values, we will place emphasis on creating shared experiences that will facilitate genuine connections and foster strong relationships within our workforce.

Deliver competitive and meaningful pay and benefits

We attempt to provide compensation packages that are both competitive and meaningful, encompassing salary and benefits that align to market standards. We will continue to provide relevant employee perks that connect our employees with our Company’s mission and actively contribute to nurturing employee engagement.

Celebrate our people

We attempt to continue to focus on maintaining a culture of recognition where we actively acknowledge and honor the achievements, contributions, and milestones of our people. Through thoughtful and authentic celebration, we not only create a culture of gratitude, but we will also foster a sense of belonging and motivation, ultimately strengthening our team cohesion and morale.

Our History

Purple was created by two brothers that set out to revolutionize the comfort space. One of the brothers had expertise in manufacturing and design, and the other brother was an advanced aerospace scientist. Together, the brothers embarked on a partnership in the early 1990s to put together a team to develop cushioning solutions for wheelchairs and medical beds. They later created what we call Hyper-Elastic Polymer —an elastomeric polymer that can stretch up to 15x its resting size and without losing shape or function. Our proprietary Hyper-Elastic Polymer technology has since been used in mattresses, seat cushions and pillows.

Available Information

Our website address is www.purple.com. We make available, free of charge on our Investor Relations website, investors.purple.com, all of our reports filed with or furnished to the Securities and Exchange Commission (“SEC”).

We also use our Investor Relations website, investors.purple.com, as a channel of distribution of additional Purple information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

Information About Our Executive Officers

As of the date of this report, our executive officers are as follows:

Name	Age	Title
Robert T. DeMartini	62	Director, Chief Executive Officer
Todd E. Vogensen	55	Chief Financial Officer and Treasurer
Tricia S. McDermott	52	Chief Legal Officer and Secretary
Eric S. Haynor	60	Chief Operating Officer
Jeffrey L. Hutchings	56	Chief Innovation Officer
Jeffery S. Kerby	55	Chief of Owned Retail Officer
Keira M. Krausz	58	Chief Marketing Officer
John J. Roddy IV	56	Chief People Officer

Executive Officers

Robert T. DeMartini has served as Chief Executive Officer since January 2022. Prior to joining the Company, Mr. DeMartini, served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer of New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer of New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007 Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the board of directors of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, and formerly served on the board of directors of Advanced Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University.

Todd E. Vogensen has served as Chief Financial Officer since October 2023. Prior to joining the Company, Mr. Vogensen served as executive vice president and chief financial officer of Party City Holdings Inc. from February 2020 to August 2023. In January 2013, Party City Holdings Inc. filed a voluntary petition for reorganization relief pursuant to Chapter 11 of the U.S. Bankruptcy Code. Previously, Mr. Vogensen served as executive vice president—chief financial officer at Chico’s FAS, Inc. from June 2015 to January 2020. He joined Chico’s FAS in October 2009, and served in roles of increasing responsibility, including senior vice president – finance, and vice president – investor relations. Previously, Mr. Vogensen served in executive finance roles at Michaels Stores, Inc., Gap, Inc., Hewlett Packard Company and PricewaterhouseCoopers LLP. Mr. Vogensen received a Bachelor of Science degree in Accounting from Arizona State University.

Tricia S. McDermott joined Purple in October 2023 as Chief Legal Officer.  Ms. McDermott is a skilled executive, attorney and business leader who brings more than 20 years of deep expertise in global licensing, intellectual property and corporate governance in multi-national retail and manufacturing environments. Prior to joining the Company, from February 2021 to October 2023, Ms. McDermott served as the chief legal & risk officer and secretary at Shoe Show, Inc. Previously, from December 2011 to February 2021, Ms. McDermott was with Perry Ellis International, Inc., where she served as general counsel and secretary from November 2017 to February 2021. Ms. McDermott received a Bachelor of Arts degree in English and a Juris Doctor degree from Rutgers University along with a certificate in Accelerated Management from Yale School of Management.

Eric S. Haynor has served as the Chief Operating Officer of the Company since June 2022. Prior to joining the company, Mr. Haynor spent most of his career with Ecolab, a supplier of cleaning, sanitizing and maintenance products and services for the institutional, hospitality, healthcare and industrial markets, in a variety of end-to-end supply chain roles. From August 2019 until he joined the Company in June 2022 he served as senior vice president, industrial supply chain at Ecolab providing strategic direction for eight industrial business units. Prior to that, he held the role of vice president, global equipment operations and strategy from June 2015 to August 2019 at Ecolab. From August 2009 to June 2015, Mr. Haynor led Ecolab’s EMEA supply chain operations and from April 2005 to August 2009 he led Ecolab’s Asia Pacific supply chain operations. His early career was spent in a variety of developmental supply chain roles. Mr. Haynor is a graduate of Michigan State University and holds a Bachelor of Science degree in Mechanical Engineering.

Jeffrey L. Hutchings has served as the Chief Innovation Officer of the Company since May 2022. Mr. Hutchings has more than 20 years of experience in strategic business leadership in innovation, new product introduction and quality assurance. Prior to joining the Company, Mr. Hutchings served as chief product officer at Skullcandy Inc., a designer and manufacturer of performance audio and gaming headphones and other accessory related products, from December 2018 to May 2022 and as vice president of product from June 2015 to December 2018. Prior to that from July 2010 to June 2015, Mr. Hutchings served in various engineering and director roles at HARMAN International. Mr. Hutchings holds a Bachelor of Science degree in Computer Engineering from the University of Utah.

Jeffery S. Kerby has served as the Chief of Owned Retail Officer of the Company since January 2023. Prior to joining the Company, Mr. Kerby served as vice president, head of stores of Sephora, a retailer of personal care and beauty products, since May 2019, responsible for leading 86 stores throughout Canada. From March 2018 to January 2019, he served as the senior regional director of American Eagle, a specialty retailer of clothing, accessories and personal care products, where he led American Eagle/Aerie stores in the Midwest United States and Canada with 225 stores. Prior to joining American Eagle, Mr. Kerby was with L Brands’ LaSensa, a Canadian retailer of women’s lingerie and apparel, from February 2017 to March 2018. Prior to that, Mr. Kerby was the vice president, head of stores/store operations for L Brands’ Victoria’s Secret International from June 2015 to September 2016. From October 2008 to June 2015, Mr. Kerby grew from director to associate vice president, head of stores for Bath and Body Works. Mr. Kerby holds a Bachelor of Science degree from Washington State University’s School of Communications.

Keira M. Krausz has served as Chief Marketing Officer since November 2022. Prior to joining the Company, Ms. Krausz was chief marketing officer of HealthPlanOne, a digital health distribution platform from August 2020 to October 2022.  From February 2013 to February 2020, Ms. Krausz was the executive vice president and chief marketing officer, then president, of Nutrisystem, a provider of weight management products and services.  Prior to Nutrisystem, she held a progression of leadership roles in consumer marketing at Time Inc. and the Reader’s Digest Association, Inc.  She serves on the board of directors of the BioBuilder Educational Foundation.  Past board of directors roles include Second Nature Brands and the Association of National Advertisers.  Ms. Krausz attended Cornell University as an undergraduate and received her Masters of Business Administration degree from Dartmouth College.

John J. Roddy IV has served as Chief People Officer of the Company since October 2021.  Mr. Roddy brings to the Company over 20 years of experience in culture transformation, talent development, organization design and change leadership. Prior to joining the Company, Mr. Roddy served as the chief people officer for VASA Fitness, a fitness club operator, from 2018 to October 2021. Prior to that he was the chief human resources officer for SeaWorld Parks and Entertainment, a theme park and entertainment company, from 2016 to 2018. From 2012 to 2016, Mr. Roddy was the senior vice president of human resources for Luxottica Group. Prior to joining Luxottica Group, he was the vice president of human resources for Starbucks Corporation from 2004 to 2012.  Mr. Roddy holds a Master’s degree from Columbia University in Organizational Psychology and a Bachelor’s degree in Organizational Behavior from Brigham Young University – Hawaii.

Item 1A. Risk Factors

The risk factors summarized and detailed below could materially harm our business, results of operation and/or financial condition, impair our future prospects and/or cause the price of our Common Stock to decline. Any defined terms used in the Risk Factor Summary are defined in the full Risk Factors. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

Risk Factor Summary

Material risks that may affect our business, results of operation and financial condition include, but are not necessarily limited to, those relating to:

●	Our level of indebtedness and related covenants could limit our operational and financial flexibility;

●	We may be required to make certain prepayments on our term loan;

●	We may need additional funds to execute our business plan, maintain our liquidity and fund operations;

●	We have in the past experienced and may in the future experience significant fluctuations in our results of operations;

●	Coliseum is our controlling stockholder and lender, and exercises substantial control over us:

●	We engage in significant related-party transactions that may give rise to conflicts of interest, result in losses to the Company or otherwise adversely affect our operations and the value of our business;

●	We may not successfully anticipate consumer trends and demand;

●	We operate in the highly competitive sleep products industry;

●	Substantial and increasingly intense competition worldwide in e-commerce may harm our business;

●	Lack of availability and quality of raw materials, labor, components, and shipping services, or increases in the cost of such inputs, could result in our inability to provide goods or could increase our costs;

●	We are subject to risk if our information technology systems fail to perform adequately;

●	Changes in economic conditions such as raw materials and labor, and impacts on our consumers, could adversely affect our business, results of operations and financial condition;

●	If we are unable to maintain sufficient production capacity to meet customer demands, we may not have profitable operations or sufficient liquidity or capital resources;

●	Disruption in our manufacturing facilities has and could increase our costs or lead to delays in shipping;

●	We use heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm;

●	Our future growth and profitability may depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions;

●	Our expansion into new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks;

●	Our future growth and results of operations depend upon the strength of our Purple brand and the effectiveness and efficiency of our marketing programs and our ability to attract and retain customers;

●	Our business could suffer if we are unsuccessful in making, integrating and maintaining commercial agreements, strategic alliances and other business relationships;

●	A reduction in credit availability under our consumer credit programs or the availability of more favorable terms with competitors could adversely affect our results of operations and financial condition;

●	Over or under supply of raw material inventory and finished products could leave us vulnerable to shortages or shrinkage that may harm our ability to profitably satisfy consumer demand;

●	Any disruption in our delivery capabilities could adversely affect our results of operations;

●	If we lose members of the executive team, we may not be able to run our business effectively;

●	Regulatory requirements may require costly expenditures and expose us to liability;

●	Climate change and legal or regulatory responses could adversely affect our business;

●	Regulatory requirements relating to the manufacture and disposal of mattresses may increase our product costs and increase the risk of disruption to our business;

●	We could be subject to additional sales tax or other indirect tax liabilities;

●	We could be subject to additional income tax liabilities;

●	Litigation and the related potential adverse publicity could adversely affect our business;

●	Failure to protect our proprietary rights could adversely affect our competitive position and reduce the value of our products and brands, and litigation to protect our intellectual property rights may be costly;

●	We may be subject to claims that we or our licensors have infringed the proprietary rights of others;

●	Purple LLC has licensed certain intellectual property to a third party for the purpose of enabling it to meet contractual obligations to its licensees under contracts previously entered into, and some licensees are competitors of Purple LLC;

●	If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our results of operations could be adversely affected;

●	Our business and our reputation could be adversely affected if we fail to protect sensitive data, or to comply with evolving regulations relating to our obligation to protect data;

●	The market price of our Common Stock is volatile;

●	Anti-takeover provisions and provisions of Delaware law contain anti-takeover provisions;

●	Significant payment obligations under our Tax Receivable Agreement are accelerated upon a change of control of our Company, thereby discouraging a potential acquisition of our Company and adversely affecting any potential control premium payable for shares of our Common Stock.

●	Provisions in our Second Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum;

●	Future sales of our Common Stock in the public market may depress our share price;

●	Our stockholders may experience substantial dilution or may have their interests impaired if we issue additional shares of our capital stock, including as a result of the exercise of the Warrants;

●	Our only significant asset is our ownership of Purple LLC and such ownership may not be sufficient to enable us to satisfy our financial obligation;

●	We do not anticipate paying any cash dividends in the foreseeable future;

●	We may issue debt and equity securities or securities convertible into equity securities;

●	NASDAQ may delist our securities from its exchange;

●	We have identified a material weakness in our internal control over financial reporting which has not been remediated as of December 31, 2023;

●	Obligations under the Tax Receivable Agreement could materially adversely affect our cash flows in the future once we become profitable and begin paying income taxes;

●	Under certain circumstances, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize;

●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results, and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Relating to Our Business and Our Operations

Our level of indebtedness and related covenants could limit our operational and financial flexibility and adversely affect our business if we breach such covenants or default on such indebtedness.

On January 23, 2024, to refinance existing obligations, we entered into a Second Amendment to Term Loan Agreement (the “Second Amendment”) and concurrently therewith an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”), Harvest Small Cap Partners Master, Ltd.(“Harvest Master”), Harvest Small Cap Partners, L.P. (“Harvest Partners”), and HSCP Strategic IV, L.P. (“HSCP” and together with CCP, Blackwell, Harvest Master, and Harvest Partners, the “Lenders”) and Delaware Trust Company, as administrative agent, which amended and restated the Term Loan Agreement, dated August 7, 2023, among Purple LLC, Purple Inc., Intellibed LLC, Callodine Commercial Finance, LLC and a group of financial institutions (the “Term Loan Agreement”.) Upon entry into the Amended and Restated Credit Agreement, we received a term loan in the amount of $61.0 million, which bears interest equal to a rate of(i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce its cash obligations, 10.25% per annum).

Under the Amended and Restated Credit Agreement, we are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants. In particular, we are restricted from incurring additional debt up to certain amounts, subject to limited exceptions. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions.

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

If we are not able to maintain compliance with our covenants under the Amended and Restated Credit Agreement, we may need to seek amendments or waivers to the Amended and Restated Credit Agreement in the future and may also need to obtain alternative sources of liquidity. Such alternative sources of liquidity, including subordinated debt, may not be available on terms favorable to us or at all.

To the extent that waivers and amendments under the Amended and Restated Credit Agreement are necessary, there can be no guarantee that we will be able to obtain waivers or amendments from the Lenders if, in the future, we are unable to comply with the covenants and other terms of the Amended and Restated Credit Agreement. Our failure to satisfy the required conditions under the Amended and Restated Credit Agreement or maintain compliance with the financial and performance covenants under the Amended and Restated Credit Agreement could result in future defaults, which would materially adversely affect our financial condition and results of operations, including, potentially, as a result of acceleration of our outstanding debt. In addition, any default under our Amended and Restated Credit Agreement would materially adversely affect our ability to obtain alternative financing, and significantly limit our ability to execute our business strategies.

We may be required to make certain prepayments to our term loan and thereafter will not be able to benefit from that portion of the term loan.

Under the Amended and Restated Credit Agreement, we have certain mandatory prepayment obligations. If for any reason we are required to prepay any amount owed under the Amended and Restated Credit Agreement, we may not have sufficient liquidity available to make such prepayments and we would be in default on our obligations. In addition, any prepayment would require us to divert liquidity and capital resources away from the operating expenses of our business and we may not be able to reborrow the prepaid principal amount, which could adversely affect our relationships with suppliers and vendors and our ability to execute on our growth strategies and prevent us from taking actions in our best interest or even continue in business.

We may need additional funds to execute our business plan, maintain our liquidity, repay our debt and fund operations and we may not be able to obtain such funds on acceptable terms or at all.

We have recently incurred negative cash flows on an annual basis and may continue to experience negative cash flow in the future. For the years ended December 31, 2023, and 2022, we had negative cash flow from operating activities of $54.7 million and $28.8 million, respectively. We expect to incur significant ongoing operating expenses in connection with the execution of our business strategies. We will need to incur significant capital expenses as we seek to expand our business.

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

Under the terms of the Amended and Restated Credit Agreement we may request additional term loans, but the lenders in their discretion may deny such requests, which denial could limit our ability to access future amounts under the Amended and Restated Credit Agreement and adversely affect our financial condition and results of operations. In addition, the Amended and Restated Credit Agreement provides for our payment of interest, payable monthly, at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce its cash obligations, 10.25% per annum). To the extent that the interest rate under the Amended and Restated Credit Agreement exceeds market interest rates, such interest payments will adversely affect our liquidity, financial position and result of operations.

Further, our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate alternative financing may not be available or, if available, may only be available on unfavorable terms or subject to covenants that we may not be able to satisfy. There is no assurance we will obtain the capital we require. As a result, there can be no assurance that we will be able to fund our liquidity needs, our future operations or growth strategies.

Future equity or debt financings may require us to also issue warrants or other equity securities that are likely to be dilutive to our existing stockholders. For example, on January 23, 2024, we issued to the Lenders as partial consideration for their entering into the Amended and Restated Credit Agreement warrants (the “Warrants”) to purchase 20 million shares of our Common Stock (approximately 19% of our currently outstanding Common Stock) at a price of $1.50 per share, subject to certain adjustments. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The existence of such Warrants, and their ultimate exercise will result in substantial dilution to our stockholders. A holder of the Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Cap”).

Newly issued securities may include preferences or superior voting rights or may be combined with the issuance of warrants or other derivative securities, which each may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely affect our financial condition.

We have in the past experienced and may in the future experience significant fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.

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

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations will fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Common Stock. Because our business is changing and evolving rapidly, our historical results of operations may not necessarily be indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include, but are not limited to, the following:

●	changes in demand for our products, whether caused by changes in customer confidence or preferences, infringing products, disruption to our sales channels, inflation, or a weakening of the United States or global economies;

●	disruptions or delays in or increased costs for our production and shipping of our products, whether caused by pandemics or otherwise;

●	failures in our manufacturing equipment;

●	supply chain constraints, including the availability of raw materials in a timely manner;

●	costs of employee recruiting and retention;

●	changes in the pricing or availability of advertising;

●	changes in our capital expenditures;

●	costs related to acquisitions of businesses or technologies and development of new products;

●	the introduction of new technologies or products by our competitors;

●	general political, economic and business conditions worldwide, including political or social unrest;

●	disruption of our physical facilities or those of our wholesale partners due to social unrest or other issues;

●	the impact of natural disasters on our manufacturing facilities and supply chain;

●	changes to our executive leadership or our Board;

●	actions of activist investors that divert our attention and resources;

●	the loss of key strategic relationships with partners; and

●	the cost of recapitalization.

In addition, we rely on estimates and forecasts of our expenses and revenues to provide guidance and inform our business strategies, and some of our past estimates and forecasts have not been accurate. The evolving nature of our business makes forecasting results of operations difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition, and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower-than-expected sales which, for example, could result in higher than anticipated inventory levels, or higher-than-expected expenses which, for example, could be the result of building excess capacity.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our Common Stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our Common Stock could decline.

Any disruption of our operations, and related impacts on our results of operations, could also adversely affect the market price of our Common Stock, which could result in securities litigation. Such litigation could result in substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

Coliseum Capital Management, LLC is our controlling stockholder and lender, and exercises substantial control over our Board composition, management team members and strategies.

As reported by Coliseum in its Schedule 13D/A filed on January 23, 2024, Coliseum Capital Management LLC (“Coliseum”) beneficially owns 58.5 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 11.6 million shares of Common Stock that could be acquired upon exercise of its Warrants). Coliseum also beneficially owns 1.8 million additional Warrants that cannot be exercised if doing so would cause Coliseum to exceed the Beneficial Ownership Cap. At any time during which the Warrants are exercisable, Coliseum may not exercise any Warrants that would result in Coliseum exceeding the Beneficial Ownership Cap. In addition, as the primary Lender under the Amended and Restated Credit Agreement, Coliseum exercises substantial control over us, including control of the composition of our Board and management, as well as our corporate strategies. Coliseum also has the ability to influence the outcome of any corporate actions which require stockholder approval, including but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for our Common Stock.

On September 17, 2022, Coliseum, our largest stockholder, delivered to us an unsolicited bid to acquire the remaining outstanding shares of our Common Stock not already beneficially owned by Coliseum for $4.35 per share in cash (the “Proposal”). In response, the Company formed a special committee of independent directors (the “Special Committee”) to evaluate the Proposal. On January 12, 2023, the Company issued a press release stating that the Special Committee had rejected the Proposal.

On January 13, 2023, Coliseum submitted a letter to the chairman of the Board setting forth a cooperation proposal On January 17, 2023, Coliseum filed a Schedule 13D/A with the SEC indicating that, in the absence of an agreement, Coliseum intended to nominate a slate of directors for election at the 2023 Annual Meeting, which slate would constitute a majority of the Board. On January 19, 2023, the Company issued a press release stating the position of the Special Committee with respect to the Coliseum proposal. On February 13, 2023, Coliseum submitted a notice of its intention to nominate four persons to the Board, replacing four of the seven-member Board and retaining only Mr. DeMartini, the Company’s Chief Executive Officer, Mr. Gray, Coliseum’s manager, and one of the existing non-executive directors. On February 14, 2023, the Special Committee announced a dividend of one new Proportional Representation Preferred Linked Stock (“PRPLS”) for each 100 shares of Common Stock, with each PRPLS having 10,000 votes. Holders of PRPLS were entitled to allocate votes in director elections on a cumulative basis and accordingly had the opportunity to vote for proportional representation on the Board at our 2023 Annual Meeting.

On February 21, 2023, Coliseum filed a lawsuit in the Delaware Court of Chancery captioned Coliseum Capital Management, LLC et al. v. Pano Anthos et al., (the "Action"), purporting to challenge the issuance of PRPLS and alleging that, among other things, the issuance of PRPLS deprived stockholders of a fair and democratic election of directors at our 2023 Annual Meeting, and other related allegations. On April 19, 2023, Coliseum and the Company entered into a cooperation agreement (the “Cooperation Agreement”) settling the Action, which included among other items the appointment of certain new directors and standstill provisions related to the acquisition of additional stock, the nomination of directors, and other matters. The Cooperation Agreement terminates on the date following our 2024 annual meeting of stockholders. On April 26, 2023, the Company received consent under the 2020 Credit Agreement that allowed the Company’s redemption of PRPLS issued by the Company on February 24, 2023.

After the Cooperation Agreement terminates, there can be no assurance that Coliseum will not make another unsolicited bid to acquire the remaining outstanding shares of our Common Stock not already beneficially owned by Coliseum or attempt to nominate replacement members to the Board. Such future actions by Coliseum may require us to devote significant additional resources and time that would otherwise be directed to our business and operations or may demotivate current executives and discourage other executives from joining the Company. In addition, such actions could cause the price of our Common Stock to change based on investors’ perceptions of Coliseum’s actions and Coliseum’s influence over the Company and our Board.

We have engaged in significant related-party transactions with Coliseum and other parties that may give rise to conflicts of interest, result in losses to us or otherwise adversely affect our results of operations and the value of our business.

We have engaged in numerous related-party transactions involving significant stockholders and directors of the Company, as well as with other entities affiliated with such persons.

Under the Amended and Restated Credit Agreement, the Lenders agreed to assume the rights and obligations of the Term Loan Lenders under the Term Loan Agreement and, pursuant to the Second Amendment and the Amended and Restated Credit Agreement, agreed to refinance existing obligations with a term loan in the amount of $61.0 million, to Purple LLC. Further, in connection with the Amended and Restated Credit Agreement we issued the Warrants to the Lenders to purchase 20 million shares of our Common Stock at a price of $1.50 per share, subject to certain adjustments. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The Lenders, including Coliseum, our largest stockholder, has appointed one director to serve on our Board, Adam Gray, who continues to serve on our Board as its Chairman.

As reported by Coliseum in its Schedule 13D/A filed on January 23, 2024, Coliseum beneficially owns 58.5 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 11.6 million shares of Common Stock that could be acquired upon exercise of its Warrants). Coliseum also beneficially owns 1.8 million additional Warrants that cannot be exercised if doing so would cause Coliseum to exceed the Beneficial Ownership Cap. At any time during which the Warrants are exercisable, Coliseum may not exercise any Warrants that would result in Coliseum exceeding the Beneficial Ownership Cap. The Lenders’ current and potential future ownership percentage, combined with their rights under the Amended and Restated Credit Agreement give the Lenders significant and effective control over the Company. Future transactions with the Lenders, if any, may give rise to conflicts of interest or otherwise adversely affect our business.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to a loss of consumer acceptance of the products we sell.

Our success depends in part on our ability to anticipate and respond to changing trends and consumer demands in a timely manner. Changes in consumers’ tastes and trends and the resulting change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and results of operations. For example, as retail stores reopened following the elimination or easing of restrictions in connection with the COVID-19 pandemic, consumers shifted away from online retail purchases towards brick-and-mortar shopping. Our gross profit margins for sales through wholesale customers are lower than those in our DTC channel and, as a result, this shift in customer preference has and may continue to adversely affect our gross profit margins.

Further, general macroeconomic conditions, including persistent inflation, have and may continue to adversely affect consumer demand for our products, which are generally priced at a premium. Reductions in consumer demand for our products has adversely affected and may continue to affect our sales and financial position. For example, consumers have recently begun shifting spending to services and experiences. Such shifts in spending could adversely affect our results of operations and financial position, particularly as we introduce our luxury products, which are priced at higher price points.

If we fail to identify and respond to emerging trends, consumer acceptance of the products we manufacture and sell and our image with current or potential customers may be harmed, which could reduce our net sales. If we misjudge market trends, we may significantly overstock inventory and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of inventory or increases in time for fulfillment of our products that prove popular could also reduce our sales.

We operate in the highly competitive sleep products industry, and if we are unable to compete successfully, we may lose customers and our results of operations could be adversely affected.

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

We have introduced new product models in the luxury mattress market. We have limited experience in such market and may not be able to compete effectively with other manufacturers who have more experience and established reputations in such market. If we are unable to compete effectively in the luxury market, our business and results of operations could be adversely affected.

A number of our significant competitors offer products that compete directly with our products, and such direct competition is increasing. Any such competition by established manufacturers and retailers or new entrants into the market could have an adverse effect on our business, financial condition and results of operations. Sleep product industry manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer. Many newer competitors in the mattress industry have begun to offer products directly to consumers through the internet and other distribution channels. Many of our competitors source their products from countries such as China and Vietnam, where the costs may be lower than our costs. Companies providing for the distribution of mattresses online or through retail stores, such as Mattress Firm, Amazon and Walmart, also offer competing products in their respective channels. In addition, retailers outside the United States have integrated vertically in the furniture and sleep product industries, and it is possible that retailers may acquire other retailers or may seek to vertically integrate in the United States by acquiring a mattress manufacturer.

Many of our current and potential competitors may have substantially greater financial support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, mature distribution methods, greater vertical integration, and more established relationships in the industry than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the sleep products industry. We cannot be sure we will have the resources or expertise to compete successfully in the future. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins. Our current and potential competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products through value, styling or functionality from those of our competitors. Our products are also typically heavier than others and some markets we wish to expand into will not support delivery of our heavy products through parcel services or other affordable home delivery services, limiting our ability to serve the market.

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

If we are unable to effectively compete with other manufacturers and retailers of mattresses, pillows, cushions, and our other products our sales, profitability, cash flows and financial condition may be adversely affected.

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

The internet and mobile networks provide new, rapidly evolving, and intensely competitive channels for the sale of all types of goods and services, including products that compete directly with our products. Consumers who purchase mattresses, pillows and cushions through us have more and more alternatives, and merchants have more online channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other, and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with successful e-commerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among our customers, which could reduce activity on our platform and harm our profitability.

In addition, sellers in our industry are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, the increased competition with our wholesale partners for advertising on search engines could result in reduced traffic to our website, higher marketing costs, and reduced margins on products purchased by e-commerce customers. Traditional forms of advertising such as television also may increase because of increased competition. For example, 2024 is an important election year and historically television and local advertising tend to increase during election years.

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

Some of our e-commerce competitors offer a significantly broader range of products and services than we do. Competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other direct to consumer retailers and e-commerce competitors may offer or continue to offer faster shipping, flexible shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites, and which could be impractical or inefficient for us to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase competitive pressure by enabling competitors to offer more efficient or lower-cost services.

Lack of availability and quality of raw materials, labor, components and shipping services, or increases in the cost of such inputs, have caused and may continue to cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could adversely affect our results of operations.

In manufacturing products, we use various commodity components, such as polyurethane foam, oil, spring units, ingredients for our Hyper-Elastic Polymer® material, our water-based adhesive and other raw materials. Because we are dependent on outside suppliers for our raw materials, lack of availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales.

Some components, such as foam and spring units, are widely used in our industry. Shortages in such components, due to any reason including increase in demand, weather events, supply chain difficulties within the supplier or otherwise, could adversely affect our production capacity and results of operations. If we were unable to obtain raw materials and components from suppliers, we would have to find replacement suppliers. Any new arrangements for raw materials and components might not be on favorable terms if we are able to enter into new arrangements at all. If a supplier for a component failed to supply such component in required amounts this could significantly interrupt production and increase costs.

Even if we are able to obtain raw materials and other production inputs in a timely manner, supply chain constraints, inflation and other factors may increase the costs of shipping, raw materials, labor and other production and operational resources. We have experienced and may continue to experience increases in the cost of core materials, transportation and labor needed to manufacture our products. Such cost increases could adversely affect our production capacity and efficiency and reduce our gross margins and adversely affect our results of operations.

Shipping and freight costs and delays have also been increasing as port closures, port congestion, shipping lane disruptions, and shipping container and ship shortages have increased. To the extent that unforeseen events such as future pandemics or geopolitical conflicts result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products or may increase the costs of such materials including additional duties and tariffs, which could adversely affect our results of operations and our ability to acquire and maintain adequate inventory and meet demand for our products. Any significant delay or interruption in our supply chain, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and could harm our business.

We are subject to risk if our information technology systems fail to perform adequately or are disrupted by natural disasters or other catastrophes or if we are unable to protect the integrity and security of our information systems.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to receiving orders from customers, replenishing inventories or delivering our products. We may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. New SEC rules related to cybersecurity risk management may further increase the Company’s regulatory burden and the related cost of compliance. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better e-commerce platforms than ours, which could negatively impact our sales.

In addition, our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, information hijacking or ransom, and intentional acts of vandalism. Any of these or other systems-related problems could, in turn, adversely affect our results of operations.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials and labor, and impacts on our consumers, could adversely affect our business, results of operations and financial condition.

The bedding industry is subject to volatility in the price of petroleum-based and steel products, which affects the cost of certain raw materials. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. We have experienced and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of a global market and supply chain disruptions and the broader inflationary environment. In addition, inflation has and may continue to erode consumer discretionary spending. Reductions in consumer discretionary spending have and we anticipate will continue to adversely affect demand for our products.

If we are unable to maintain sufficient production capacity to meet customer demands, we may not have profitable operations or sufficient liquidity or capital resources.

We have expanded operations during significant periods of our limited operating history, including expanding our workforce, increasing product offerings, scaling infrastructure to support expansion of our manufacturing capacity, expanding wholesale channels, and opening of Purple showrooms. Our planned growth includes increasing our manufacturing efficiencies, developing and introducing new products, developing new and broader distribution channels including wholesale, Purple showrooms, and online marketplaces, and extending our global reach to other countries. This planned expansion will increase the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions.

Our future success may depend, in part, upon our ability to manage our operations, facilities and production capacity. Past growth in our operations has placed, and in the future may place, significant demands on our management, operations and financial infrastructure. If we do not manage growth effectively, the quality of our products and fulfillment capabilities may suffer, which could adversely affect our results of operations. If we are unable to satisfy our liquidity and capital resource requirements, we may have to scale back, postpone or discontinue our growth strategies, which could result in slower growth, no growth or shrinking. We may run the risk of losing key suppliers, we may not be able to timely satisfy customer orders, and we may not be able to retain our employees. In addition, we may be forced to restructure our obligations to creditors or pursue work-out options.

Future growth may depend on our ability to manage operating production facilities and Purple showrooms, which will require leases and other obligations. To be successful, we will need to continue developing retail expertise. In general, operating new facilities and opening Purple showrooms in new locations exposes us to laws in other states that may not be as employer friendly as those in which we currently operate, and may expose us to new compliance risks, expenses and liabilities. If we are not able to successfully manage the process of expanding operations geographically, opening new Purple showrooms and maintaining operations in an expanding number of facilities and Purple showrooms, we may have to close facilities and incur sunk costs and continuing obligations that could put a strain upon our resources, damage our brand and reputation and limit our growth.

To manage growth effectively, we need to continue to implement operational, financial and management controls and reporting systems and procedures and improve the systems and procedures that are currently in place. There is no assurance that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, maintain our management team and enhance our operating and financial systems. Failure to achieve any of these goals will likely prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations. In addition, a softening of demand, whether caused by changes in customer preferences or a weakening of the United States or global economies, may result and has resulted in decreased revenue or growth. For example, we are experiencing weaker demand than in the past in part as a result of current inflationary trends. Due to uncertainty in the weakening United States and global economies caused by inflation and other factors, we may not be able to accurately forecast our anticipated results of operations. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

We have identified the need for improved processes and procedures to avoid delays in the timely delivery of our mattress products and to improve the customer’s experience. Also, in the past we have experienced rapid growth in our employee base, and the need to implement processes and procedures for improving employee training and retention. Competition for employees where our production facilities are located has also increased the costs for employee retention. We have implemented improved processes and procedures in an environment of continuous change, but our use of resources may not be as effective as intended or we may need to apply more resources than expected to continue to make changes to improve our employee retention and effectiveness and the quality of our products and services over time. If we are unable to make continuous improvements, achieve greater efficiencies in our operating expenses and improve our products and services, our business could be adversely affected.

We manufacture our mattresses using our proprietary and patented machinery to make our Hyper-Elastic Polymer® cushioning material. Because these machines are proprietary and we do not yet have a long history of their maintenance needs, we may not be able to sufficiently maintain them for operation at full capacity or at all when needed. We have experienced unexpected maintenance issues following a shutdown of these machines that took longer to bring them up to full operating capacity then what we expected. Also, because of the unique features of our machines, and due to continuing improvements to these machines, new machines are not readily available and must be constructed, which takes time. If we are unable to construct new machines and integrate them into our production process in a timely manner, if our existing machines are unable to function at the desired capacity or if we are unable to develop replacements for our existing machines if such replacements should become necessary, our production capacity may be constrained and our ability to respond to customer demand may be adversely affected. This could negatively impact our ability to grow our business and our results of operations.

Disruption of operations in our manufacturing facilities has and could increase our costs of doing business or lead to delays in shipping our products and could materially adversely affect our results of operations and our ability to grow our business.

The disruption of operations at our manufacturing facilities for a significant period of time, or even permanently, such as due to a closure related to a pandemic, natural disasters, the termination or expiration of a lease or mechanical failures in our manufacturing equipment, would likely increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could adversely affect our results of operations and our ability to grow our business. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our customer satisfaction, results of operations, and financial condition. Because two of our currently operating manufacturing plants are located within the same geographic region, regional economic downturns, natural disasters, closures due to pandemics, the unavailability of utilities as a result of climate events or otherwise, or other issues could potentially disrupt a significant portion of our manufacturing and other operating activities, which could adversely affect our business. Our Utah facilities are near earthquake fault lines and our Georgia facility is located in an area that may be subject to hurricanes; such natural disasters in these areas could disrupt manufacturing and other operating activities, which could adversely affect our business.

Our manufacturing processes involve the use of heavy machinery and equipment, which exposes us to potentially significant financial losses and reputational harm due to workplace injuries or industrial accidents that may occur at our facilities.

Our manufacturing processes involve the use of heavy machinery and equipment and are subject to risks involving workplace injuries, mechanical failures and industrial accidents, including, among other things, personal injury or death resulting from such incidents at our manufacturing plants. A workplace accident, mechanical failure, industrial accident or any similar problem involving any one or more of our facilities has required, and may require in the future, that we suspend production at one or more of our manufacturing plants, which could lead to delays in manufacturing and shipping our products and adversely affect our business and results of operations. For example, in 2021, we experienced an incident involving our manufacturing equipment that resulted in the death of one of our employees. As a result, we evaluated the safety of our manufacturing equipment and identified and implemented safety improvements. In addition, once safety improvements were implemented and manufacturing resumed, we experienced unanticipated mechanical and maintenance issues while ramping up to normal production, which resulted in shipment delays and adversely affected our results of operations and relationships with customers. The occurrence of such incidents, or any perceived insufficiency in our response to any such deficiency or problem, could also adversely and materially affect our reputation with customers, adversely affect our results of operations, and negatively impact the market price of our Common Stock. If we are unable to meet workplace safety standards or, if our employees or customers perceive us having a poor safety record, it could materially impact our ability to attract and retain new employees and our reputation with our customers could suffer, which could adversely affect our business and results of operations.

Safety improvements adopted in response to accidents or other similar incidents may cause our production output to decrease and could adversely affect our results of operations and our ability to grow our business. The occurrence of such incidents has resulted and could in the future result in investigations by or the imposition of fines from regulatory authorities or require us to implement corrective actions to address the causes of such incidents, which could require the expenditure of significant resources and could adversely affect our financial condition and results of operations. Further, the occurrence of such incidents may result in litigation, including personal injury or workers’ compensation claims, as well as securities litigation resulting from any related impact on the market price of our Common Stock, which could also adversely affect our financial condition and reputation. While we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

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

We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our results of operations and financial condition could be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected, and our business may be harmed.

A significant portion of our gross profit comes from our mattress products. If we are unable to develop new models of our mattress products or successfully market and sell new mattress models, such as the new mattress models announced in 2023, our results of operations could be adversely affected, and our business will be harmed. For example, we have introduced several new mattress models, including luxury mattress models, and have expanded our brand to include higher-priced mattresses. If we are not able to successfully market these new models or compete in the luxury mattress market, our business and results of operations could be adversely affected.

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

We may be unsuccessful in generating additional sales through wholesale channels. We may extend credit terms in connection with such relationships and such relationships may expose us to the risk of unpaid or late-paid invoices. In addition, we may provide fixtures to such partners that may be difficult to recover or re-use. Our wholesale customers may not purchase our products in the volume we expect.

Profitability, if any, from sales to wholesale customers and new product offerings may be lower than from our DTC model and current products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these issues were to arise, they could damage our reputation, limit our growth, and adversely affect our results of operations.

We may be unsuccessful in opening any Purple showrooms beyond those already opened in cities across the United States. Operating Purple showrooms includes additional risks. For example, we will incur expenses and accept obligations related to additional leases, insurance, distribution and delivery challenges, increased employee management, the method of compensating showroom employees, and new marketing challenges. If we are not successful in our efforts to profitably operate these new stores, our reputation and brand could be damaged, growth could be limited, and our business may be harmed.

In addition, offerings of new products through our e-commerce, wholesale distribution channel and Purple showrooms may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. Expansion of sales channels may require the development of additional, differentiated products to avoid price and distribution conflicts between and within sales channels. Wholesale expansion increases our risk as our wholesale partners will require delaying payments to us on net terms ranging from a few days to 60 or more days, or they may delay paying us beyond the agreed-upon net terms or fail to pay. Our Purple showroom expansion increases our risk of inventory shrinkage from destruction, theft, obsolescence and other factors that render such inventory unusable or unsellable.

New products may come with unknown warranty and return risks. New product offerings or expansion into new market channels or geographic regions may subject us to new or additional regulations, which would impose on us potentially significant compliance and distribution costs.

Our future growth and results of operations depend upon the strength of our Purple brand and the effectiveness and efficiency of our marketing programs and our ability to attract and retain customers.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies by adjusting our messages, the amount we spend on advertising, and where we spend it. We may not always be successful in developing effective messages and new marketing channels, as consumer preferences and competition change, and in achieving efficiency in our advertising expenditures.

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

We have relationships with traditional and digital media partners, online services, search engines, affiliate marketing websites, social media influencers, directories and other website and e-commerce businesses to provide content, advertising and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these or new relationships for necessary marketing services on acceptable terms or if our reputation suffers due to these relationships, our ability to attract new customers and our financial condition could suffer. In addition, current or future relationships or agreements may fail to produce the sales that we anticipate. The cost of advertising for web-based platforms, such as Facebook, are increasing. Increasing advertising costs erode the efficiency of our advertising efforts. If we are unable to effectively manage our advertising costs or if our advertising efforts fail to produce the sales that we anticipate, our business could be adversely affected.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and results of operations will depend in part on (i) the effectiveness and efficiency of our online experience for North American audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products, (iv) the nature and tone of consumer sentiment published on various social media sites, and (v) the stability of our website. In recent years, a number of direct to consumer, internet-based retailers, like us, have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our internet-based marketing programs. More recently, the large traditional mattress manufacturers have been increasing their efforts to increase their DTC sales which also is increasing the cost of our internet-based marketing programs and cost of customer conversion.

The number of third-party review websites is increasing and customers have many platforms on which they can review our products, and such reviews are becoming increasingly influential with consumers. Negative reviews from such sources may receive widespread attention from consumers, which could damage our reputation and brand value and adversely affect our results of operations. If we are unable to effectively manage relationships with such reviewers to promote accurate reviews of our products, reviewers may decline to review our products or may post reviews with misleading information, which could damage our reputation and make it more difficult for us to improve our brand value.

If our marketing messages are ineffective or our advertising expenditures, geographic price-points, and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name and in driving consumer traffic to our website, our results of operations and financial condition may be adversely affected. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there arises significant negative consumer sentiment on social media regarding our brand or our products, our results of operations and financial condition could be adversely affected.

Our business could suffer if we are unsuccessful in making, integrating and maintaining commercial agreements, strategic alliances and other business relationships.

To successfully operate our business, we rely on commercial agreements and strategic relationships with suppliers, service providers and certain wholesale partners and customers. As we grow, we may acquire other businesses to incorporate into our operations. These arrangements can be complex and require substantial infrastructure capacity, personnel, and other resource commitments. Further, our business partners may have disruptions in their businesses or choose to no longer do business with us and the impact of such disruption or choices could be magnified to the extent such business partners represent a significant part of our business. Moreover, our business partners and their owners may make strategic decisions that result in negative consequences for our business. For example, (i) one of our wholesale partners may be sold to one of our competitors, which could disrupt our relationship with that wholesale partner or prevent us from continuing to sell our products in favorable placements alongside the competitor’s products within the wholesale partner’s stores or at all in the wholesale partner’s stores, and (ii) one of our competitors owns a manufacturing company with which we have a manufacturing relationship, and that competitor could disrupt that relationship to harm our manufacturing efforts. We may not be able to implement, maintain, or develop the components of these commercial relationships. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms or at all.

Our wholesale relationships may from time to time be terminated by us or our partners, or the terms of such relationships may be amended or modified. As a result of such terminations, we would lose sales previously generated through such relationships, which could have an adverse effect on our results of operations and financial condition. Disputes with wholesale partners also may arise related to such relationships, or any terminations of related agreements, which could cause us to incur expenses, delay our receipt of amounts owed to us, interfere with our relationship with other retailers, subject us to liabilities and distract us from our strategic objectives. As our agreements terminate or relationships unwind, we may be unable to renew or replace these agreements on comparable terms, or at all, and the loss of sales from such relationships could harm our business. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our results of operations.

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

We have opened and plan to continue to open a growing number of Purple showrooms in cities across the United States. Our business is expanding into additional Purple showrooms which, like our online e-commerce retail store, may compete more directly with our wholesale partners for customers. In our effort to make our products available to consumers in multiple retail channels, there is the risk that sales may diminish in other channels, costs may be incurred without an increase in overall sales and our wholesale partners may no longer carry our products. Managing an omni-channel distribution strategy, including the relationships with business partners in each channel, may require significant amounts of time, resources and attention which may adversely affect other aspects of our business.

The final assembly of some of our mattresses is executed by third-party partners and suppliers. If we are unable to maintain those relationships or if such third parties are disrupted in their ability to perform such final assembly and we are unable to make alternative arrangements, our ability to produce certain mattresses may be adversely affected, which could adversely affect our results of operations and financial condition.

Many of our commercial relationships involve commercial partners extending terms of payment to us. If our financial performance fails to meet the expectations of our commercial partners, our ability to obtain favorable terms with our commercial partners may suffer or we may not be able to obtain credit terms at all.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs or the availability of more favorable credit terms with competitors could adversely affect our results of operations and financial condition.

We offer financing to consumers through third-party consumer finance companies. During the year ended December 31, 2023, a significant percentage of our sales were financed through third-party consumer finance companies. The amount of credit available to consumers may be adversely affected by macroeconomic factors that affect the financial position of consumers as suppliers of credit adjust their lending criteria. Suppliers of credit may also require us to pay more in order to maintain lending approval levels and related sales. In addition, changes in federal regulations place additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

These third-party consumer finance companies offer consumer financing options to our customers through agreements that may be terminated by us or the companies upon 30 days’ prior written notice. These consumer finance companies have discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers. These consumer finance companies may make more favorable terms available to our competitors, or they may offer more favorable terms in channels other than the channels in which we focus our efforts.

Reduction of credit availability due to changing economic conditions, changes in regulatory requirements, or the termination of our agreements with third-party consumer finance companies or the availability of more favorable credit terms offered by competitors could adversely affect our results of operations and financial condition.

We attempt to maintain desirable amounts of raw material inventory and finished products, which in the case of over or under supply could leave us vulnerable to shortages or shrinkage of components and products that may harm our ability to profitably satisfy consumer demand and could adversely affect our results of operations.

Although we attempt to maintain only the necessary amounts of raw material inventory on hand, in some instances we have accumulated excess amounts of raw materials and finished goods inventory. All such excess inventory is subject to shrinkage from destruction, theft, obsolescence, and factors that render such inventory unusable or unsellable, and we have lost inventory for such reasons. Excessive inventory also takes warehouse space that prevents efficient use for other activities. For example, in 2021 we experienced production delays, which resulted in wholesale partners not ordering the volume we anticipated. Lower than expected order volume resulted in higher than anticipated levels of inventory. While we take efforts to right-size all raw materials and finished goods inventory, if our efforts are not successful, we could continue to experience excess amounts of some items of raw materials and finished goods and related shrinkage and inefficiencies that could adversely affect our results of operations.

Alternatively, if we do not maintain the necessary amounts of products and raw material inventory on hand, we would be vulnerable to shortages in supply of products or components that may harm our ability to satisfy consumer demand and could adversely affect our results of operations. Lead times for ordered components and products may vary significantly, especially as we source some of our materials and products from China or other countries. Our business may be harmed by legal, regulatory, economic, political, health concerns, military conflict, and unforeseen risks associated with international trade in those countries. The loss of suppliers could temporarily disrupt production of products. Moreover, we may experience increased costs in sourcing Chinese materials as a result of the uncertain status of the United States-China trade relationship and conflicts between China and Taiwan or may experience related disruption if we seek to replace Chinese suppliers with suppliers in other countries. Any unexpected shortage of products or materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our products to customers. Any such delays could adversely affect our customer satisfaction, results of operations and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular products, materials, components or services. We currently obtain all of the raw materials and components used to produce our mattresses, pillows and cushions from outside sources. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. A disruption in the supply or substantial increase in cost of any of these products or services could adversely affect our results of operations and financial condition. In addition, a change in the financial condition of some of our suppliers could impede their ability to provide products to us in a timely manner.

In addition, shipping and freight delays have occurred and may again occur due to port closures, port congestion, shipping lane disruptions, and shipping container and ship shortages. These events could result in manufacturing and shipping delays and constraints and limit the ability of our suppliers to provide raw materials and other components in a timely manner, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. Shipping delays could also adversely affect our ability to deliver products to our customers in a timely manner, which could adversely affect our business and results of operations.

Our success is highly dependent on our ability to provide timely delivery on a cost-effective basis to our customers, and any disruption in our delivery capabilities or our related planning and control processes could adversely affect our results of operations.

An important part of our success is our ability to deliver our products to our customers in a timely manner. This requires successful planning, distribution infrastructure, ordering, transportation, receipt processing, suppliers, meeting our distribution requirements, and our contractors meeting our delivery requirements. Our ability to maintain success depends on the continued identification and implementation of improvements to our planning processes, distribution infrastructure and supply chain. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased product output. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could adversely affect our results of operations.

We rely on common carriers and freight forwarders to deliver our products to customers on a timely, convenient, and cost-effective basis. We also rely on the systems of such carriers to provide us with accurate information about the status and delivery of our products. Any disruption to the business of delivery carriers could cause our business to be adversely affected. Any significant delay in deliveries to our customers could lead to increased cancellations and returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and adversely affect our results of operations and financial condition. Lack of accurate information from such carriers could damage our brand and our relationship with our customers. In some areas, we are testing Company-owned delivery services that have been successful and efficient, and we intend to continue growing such services as demand and volume dictate. If our Company-owned delivery services do not continue to deliver products in a timely or cost-effective manner, we may need to revert to third party carriers and our reputation and business may be adversely affected.

Our business could also be adversely affected if there are delays in product shipments to us due to freight difficulties, supply chain disruptions or delays (including, for example, from port closures, shipping lane disruptions, or shipping or labor shortages), delays in product shipments clearing United States Customs and Border Protection (“CBP”) for reasons of non-compliance or otherwise, challenges with our suppliers or contractors involving strikes or other difficulties at their principal transport providers or otherwise. The adverse effect on our business could include increases in freight costs if we choose to use more air freight. Our business could also be adversely affected if the business of our suppliers is disrupted because of infectious diseases or fear thereof such that quarantines, factory closures, labor disturbances, and transportation delays result. Such delays and events could adversely affect our results of operations and reputation.

In addition, if we are unable to deliver our products in a timely manner, our customers, both DTC and wholesale, may choose to limit future orders of our products, or choose not to order products from us at all. We may also incur late charges for late deliveries to our wholesale customers. If, as a result of production or shipment issues, demand for our products declines or does not increase, our business and results of operations could be materially and adversely affected.

We depend on our executive employees, and if we lose the services of members of the executive team, we may not be able to run our business effectively.

Our future success depends in part on our ability to attract and retain key executive, merchandising, marketing, sales, finance, operations and engineering personnel. If any of our executives cease to be employed by us, or if our growth or other changes in circumstances require executives with additional skill sets, we would have to hire replacement or additional qualified personnel. Our ability to successfully attract and hire other experienced and qualified executives cannot be assured and may be difficult because we face competition for these professionals from our competitors, our suppliers and other companies operating in our industry and in our geographic locations. Recruiting qualified executives may be further complicated by uncertainties resulting from the effective control of our Company by Coliseum or stockholder activism. Departures and any delay in replacing executives could significantly disrupt our ability to grow and pursue our strategic plans. If we are unable to attract and retain qualified executives and other employees, including through competitive compensation and other incentives, our business may be adversely affected. For example, due to our recent results of operations and stock price, our short-term incentive plans, long-terms incentive plans, and option grants may not be adequate to retain executives and other participating employees. Finding qualified replacements is time-consuming, requires Company resources, and may disrupt our growth and achievement of strategic plans. We do not maintain key-person insurance for members of our executive management team.

Regulatory and Litigation Risks

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are subject to regulation in the United States by various federal, state and local regulatory authorities, including the Federal Trade Commission and the CBP. In addition, our operations are subject to federal, state and local consumer protection regulations and other laws relating specifically to the sleep product industry. These rules and regulations may conflict and may change from time to time, as a result of changes in the political environment or otherwise. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

In addition, we are subject to federal, state and local laws and regulations relating to pollution, environmental protection, recycling, and occupational health and safety. We may not be in compliance with all such requirements at all times. We have been required in the past to make changes to our facilities in order to comply with these requirements. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of harmful or hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, and the amount of such liability could be material. As a manufacturer of mattresses, pillows, cushions and related products, we use and dispose of a number of substances, such as glue, oil, solvents and other petroleum products, as well as certain foam ingredients, that may subject us to regulation under numerous foreign, federal and state laws and regulations governing the environment. We are also subject to laws such as the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act, and related state and local statutes and regulations.

We are also subject to federal laws and regulations relating to international shipments, customs, and import controls. We may not be always in compliance with all such requirements. Non-compliance with such requirements may subject us to penalties or fines, which could have an adverse effect on our financial condition and results of operations.

We are also subject to regulations and laws specifically governing the internet, e-commerce, electronic devices, and other services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, electronic contracts and other communications, competition, consumer protection, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered internet access to our services or access to our facilities, the design and operation of websites and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel and personal privacy apply to the internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for, or availability of, our products and services and increase our cost of doing business.

Claims have been made against us for alleged violations of the Americans with Disabilities Act (“ADA”) related to accessibility to our website by the blind. The law is unsettled as to which types of websites the ADA covers and what standards are applicable, but courts in certain jurisdictions have recognized these types of ADA claims. While we attempt to comply with industry standards and are continuing to significantly enhance our compliance efforts for making our website accessible to the blind, and regularly test our site for this purpose, we may be subject to such claims. As a result, we may be required to expend resources in defense of these claims that could increase our cost of doing business.

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

Climate change and legal or regulatory responses could adversely affect our business, results of operations and financial condition.

The enactment of new laws and regulations to address or limit the effects of climate change, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. The consequences of climate change and the ensuing governmental regulations could disrupt our operations or harm our ability to source necessary materials and components and manufacture our products, which could adversely affect our results of operations or financial condition.

The United States and certain other countries have adopted international agreements such as the Paris Agreement on climate change that include commitments for companies to reduce greenhouse gas emissions. The State of California has recently passed legislation requiring reporting on greenhouse emissions and climate related financial risk by companies selling products into that state. In addition, the potential for federal and state actions could increase costs associated with our manufacturing operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted or how they will be enforced, we cannot predict the potential impact of such laws on our future financial condition or results of operations. If public perception of our compliance with laws and regulations related to climate change is negative, it could adversely affect our business, reputation and stockholder perception. Adverse publicity or climate-related litigation that impacts our Company could also have a negative impact on our business.

Regulatory requirements relating to the manufacture and disposal of mattresses may increase our product costs and increase the risk of disruption to our business.

The United States Consumer Product Safety Commission (“CPSC”) and other jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Some states and the United States Congress continue to consider fire retardancy regulations that may be different from or more stringent than the current standard. In addition, these regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. These regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements are costly to implement and maintain. If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standards, we may be required to temporarily cease production and distribution or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our results of operations and financial condition.

The CPSC adopted flammability standards and related regulations for mattresses and mattress and foundation sets. Compliance with these requirements has resulted in higher materials and manufacturing costs for our products and has required modifications to our information systems and business operations, further increasing our costs and negatively impacting our capacity. Some states and the United States Congress continue to consider fire retardancy regulations that may be different from or more stringent than the CPSC standard.

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

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to applicable e-commerce businesses and to our users is a complex and evolving issue and we may be unable to timely or accurately determine our obligations with respect to such indirect taxes, if any, in various jurisdictions. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce.

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

The United States Supreme Court ruling in South Dakota v. Wayfair, Inc. reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. We currently collect and report on sales tax in all states in which we do business. However, the application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We could be subject to additional income tax liabilities.

We are subject to federal and state income taxes in the United States tax laws, regulations, and administrative practices in the United States and in various state and local jurisdictions are subject to significant change or increase, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, some states and cities require additional taxes or fees for the right to sell mattresses in their jurisdiction. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such taxes and fees, these reserves may prove to be insufficient.

Our determination of our tax liability is always subject to audit and review by applicable tax authorities. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may could adversely affect our results of operations in the period or periods for which such determination is made. Regardless of the outcome, responding to any such audit or review could cause us to incur significant costs and could divert resources away from our operations.

There are many transactions that occur during the ordinary course of business for which the ultimate tax liability is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in the price of our securities, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations.

A number of states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in other jurisdictions may take similar actions. Many states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Further, we are required to pay sales and other taxes and fees to states where our products are warehoused before shipping or where Purple showrooms are located presently or in the future. If more taxing authorities are successful in applying direct taxes to internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.

Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could adversely affect our business, reputation, results of operations or financial condition.

We may be involved from time to time in various legal proceedings arising in the ordinary course of its business, including commercial, product liability, employment and intellectual property claims. Litigation is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted in the future that we are currently not aware of, or adverse publicity resulting from any such litigation, could adversely affect our business, reputation, results of operations or financial condition.

Risks Relating to our Intellectual Property and Use of Technology

We may not be able to protect our product designs, brand and other proprietary rights adequately, which could adversely affect our competitive position and reduce the value of our products and brands, and may result in costly litigation to protect our intellectual property rights.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative brands, product designs and functionality and materials for use in our products. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. We rely on intellectual property laws and trade secret protection to protect our proprietary rights. We also rely on contractual provisions such as confidentiality agreements, non-competition agreements and license agreements with our vendors, contractors, employees, customers, competitors and others to protect our proprietary rights. If we are unable to enforce these contractual provisions for any reason, including the FTC’s currently proposed ban on non-competition provisions, we may not be able to protect our proprietary rights adequately, which could result in a negative impact on our operations.

We own various United States and foreign patents and patent applications related to certain elements of the design and function of our products including mattresses, pillows, cushions and related products, as well as related to proprietary formulas and related technology for certain materials used in the manufacturing of our products. We own numerous registered and unregistered trademarks and trademark applications, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the marketing of our products. Our success will depend in part on our ability to protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties.

Despite our efforts, we may not be able to adequately protect or enforce our intellectual property and other proprietary rights. We have seen an increase in the number of counterfeit goods and products that infringe on our patents, trademarks and trade dress. We have increased our proactive policing of these counterfeit goods which has led to an increased cost of intellectual property enforcement, including the intellectual property action filed with the International Trade Commission that lead to a general exclusion order against a large number of foreign entities that were importing infringing products. Additionally, we have seen an increase in competitive products that infringe our intellectual property. We anticipate our expenditures of financial and managerial resources in these and other potential litigations could be significant, depending on how they progress. These types of litigations could extend for months or years. There is no guarantee that any litigation will result in an outcome favorable to us, and even if we obtain favorable judgments, the prevalence of infringement or counterfeit goods could continue to cause harm to the business and diminish the value of our intellectual property.

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

As we continue to increase our innovations and create new products and technologies, and as we enter new product categories, we may be limited by the intellectual property rights of others. We attempt to respect the intellectual property rights of others; however, our ability to innovate and increase our product footprint may be limited by the intellectual property rights of other parties.

We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Although we do not believe any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or pursued against us or those from whom we have licenses or that any such assertions or prosecutions will not have an adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Purple LLC has licensed certain intellectual property to EdiZONE, LLC (“EdiZONE”), for the purpose of enabling EdiZONE to meet its contractual obligations to licensees of EdiZONE under contracts entered into years before the Business Combination. Some of those licensees are competitors of Purple LLC and have exclusivity rights that Purple LLC is required to observe.

Prior to the Business Combination, we entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, an entity beneficially owned and controlled our founders, pursuant to which EdiZONE transferred tangible and intellectual property to us and we licensed back to EdiZONE certain intellectual property previously licensed by EdiZONE to third parties prior to the Business Combination in order to enable EdiZONE to continue to meet certain pre-existing license obligations to those third parties. EdiZONE has agreed to not modify or extend these third-party licenses and to not enter new third-party licenses. As these third-party license obligations end, all rights under the license revert to us.

Among EdiZONE’s previously entered into licenses of comfort-related intellectual property, as described above, one license includes exclusivity rights that may prohibit us from selling our existing mattresses or potentially new mattress products in the European Union. That risk may be addressed by redesigning the configuration of the Hyper-Elastic Polymer material in that geographic region by either using existing technologies already assigned by EdiZONE to Purple LLC or developing new technologies. Alternatively, that risk may not exist at all to the extent Purple LLC’s current mattress products are the subject of expired patent rights licensed by that licensee or because Purple LLC is not the licensor. However, there can be no assurance that our future sales in the European Union, if any, will not be challenged by EdiZONE’s licensee as a violation of the license agreement, or that any redesigned mattresses created by us will be successful in that market when we may enter it. If Purple LLC’s activities are challenged by a licensee, Purple LLC has an indemnification obligation to EdiZONE.

Purple LLC has obtained, with the cooperation of EdiZONE, the right at its expense to enforce its intellectual property rights against any of these licensees in the event they violate their licenses with EdiZONE or infringe on intellectual property owned by Purple LLC, provided that Purple LLC will indemnify EdiZONE and fund the expense of such enforcement. In the event such enforcement is deemed necessary by Purple LLC, Purple LLC may not be successful in any such efforts to enforce its intellectual property and other rights and this could adversely affect our business.

While the current license back to EdiZONE, as amended following the Business Combination, is much narrower than the license that existed at the time of the Business Combination, EdiZONE’s third-party licenses may lead to conflicts between us and EdiZONE. If conflicts do arise and are not properly addressed, disputes may occur which may be detrimental to us.

If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our results of operations could be adversely affected.

Rapid, significant technological changes continue to confront the industries in which we operate. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to our industries will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data, or to comply with evolving regulations relating to our obligation to protect such data.

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information for purchases via our website. In addition, we may share with third-parties personal information we have collected. Cyberattacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred at a number of major United States companies despite widespread recognition of the cyber-attack threat and improved data protection methods. Computer hackers may attempt to penetrate our computer system or the systems of third parties with which we have shared personal information and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. For example, although it did not involve access to or release of any personal information, we recently experienced an unauthorized intrusion into one of our vendor’s systems using a former contractor’s credentials that resulted in access to email addresses and an unauthorized email being sent under a valid Purple email address.  Breaches involving any personal information could be more likely to the extent we have any material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting processes.

We and third parties with which we have shared personal information have been subject to attempts to breach the security of networks, information technology infrastructure, and controls through cyberattack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access. For example, in 2022, we experienced a spear-phishing attack that resulted in the unauthorized change to a significant vendor’s bank account to which we made payments that were lost in part until the scheme was discovered. This attack resulted in costs to us of approximately $140,000. We anticipate that we may, in the future, continue to be subject to these and similar cyber threats. A breach of systems resulting in the unauthorized release of sensitive data could also adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages, and could also materially increase the costs we already incur to protect against these risks. In addition, cyberattacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business. Such attacks could adversely affect our reputation, relationships with customers, and results of operations and could require us to expend significant resources to resolve such issues. We continue to balance the additional risk with the cost to protect us against a cyber breach. Additionally, while losses arising from a cyber breach may be covered in part by insurance that we carry, such coverage may not be adequate for liabilities or losses actually incurred.

We may be subject to data privacy and data breach laws in the states in which we do business, and as we expand into other countries, we may be subject to additional data privacy laws and regulations. In many states, state data privacy laws (such as the California Consumer Privacy Act), including application and interpretation, are rapidly evolving. The rapidly evolving nature of state and federal privacy laws, including potential inconsistencies between such laws and uncertainty as to their application, adds additional compliance costs and increases our risk of non-compliance. There are new SEC rules requiring disclosure of both material cybersecurity events and our process for handling cybersecurity matters, and we are evaluating our processes to ensure compliance with these new rules. While we attempt to comply with such laws, we may not be in compliance at all times in all respects. Failure to comply with such laws may subject us to fines, administrative actions, and reputational harm.

Risks Relating to our Common Stock

The market price of our Common Stock is volatile and may decline regardless of our results of operations, and you may not be able to resell your shares at or above your purchase price.

The market price of our Common Stock has historically experienced high levels of volatility. If you purchase shares of our Common Stock, you may not be able to resell those shares at or above your purchase price. The market price of our Common Stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our results of operations, including but not limited to:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

●	price and volume fluctuations in the overall stock market;

●	significant volatility in the market price and trading volume of companies in our industry;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our results of operations;

●	whether our results of operations meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the United States, foreign countries, or both;

●	general or industry economic conditions and trends;

●	terrorist attacks, political upheaval, natural disasters, public health crises, or other major catastrophic events;

●	sales of large blocks of our Common Stock, including SEC filings related to such potential sales;

●	departures of key employees;

●	an adverse impact on us from any of the other risks cited herein; or

●	unsolicited takeover bids and proposals.

In addition, if the stock market for companies in our industry or related industries, or the stock market generally, experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the results of operations of those companies. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our core business, and adversely affect our Common Stock.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws as well as provisions of Delaware law, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of our Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation, and our Third Amended and Restated Bylaws could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for Common Stock. These provisions include:

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain transactions with stockholders owning 15% or more of our outstanding voting stock or require us to obtain stockholder approval prior to engaging in such transactions. As reported by Coliseum in its Schedule 13D/A filed on January 23, 2024, Coliseum beneficially owns 58.5 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 11.6 million shares of Common Stock that could be acquired upon exercise of its Warrants). Coliseum also beneficially owns $1.8 million additional Warrants that cannot be exercised if doing so would cause Coliseum to exceed the Beneficial Ownership Cap. At any time during which the Warrants are exercisable, Coliseum may not exercise any Warrants that would result in Coliseum exceeding the Beneficial Ownership Cap. Any delay or prevention of a change of control transaction or changes in our Board could adversely affect our ability to execute transactions that are needed to carry out our operations and growth strategies and cause the market price of our Common Stock to decline.

Significant payment obligations under our Tax Receivable Agreement are accelerated upon a change of control of our Company, thereby discouraging a potential acquisition of our Company and adversely affecting any potential control premium payable for shares of our Common Stock.

In connection with the Business Combination, on February 22, 2018 we entered into the Tax Receivable Agreement with our founders (the “Tax Receivable Agreement”), which generally provides for our payment to our former founders of 80% of certain tax benefits that we realize as a result of certain increases in our asset tax basis and of certain other tax benefits. If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), we could be required to make an immediate lump-sum payment to our former founders under the terms of the Tax Receivable Agreement (as defined herein). We currently estimate the liability associated with this lump-sum payment as of December 31, 2023 to be approximately $119.8 million on a discounted basis.

The acceleration of such a material lump-sum payment obligation under our Tax Receivable Agreement could materially adversely affect a third party’s acquisition of us, discourage a third party from attempting to acquire control of us or materially adversely affect the price payable for shares of our Common Stock pursuant to such a transaction. As a result, you may not have the opportunity to participate in, or realize a potential control premium for your shares pursuant to, such a change of control transaction. These obligations could also limit the price that investors might be willing to pay in the future for our Common Stock.

Provisions in our Second Amended and Restated Certificate of Incorporation could make it very difficult for an investor to bring any legal actions against us and our directors or officers and may limit our stockholders’ ability to obtain a favorable judicial forum.

Our Second Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, our directors shall not be personally liable for monetary damages for breach of fiduciary duties. Our Second Amended and Restated Certificate of Incorporation and our third Amended and Restated Bylaws also requires us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. Additionally, we sign indemnification agreements with our directors and officers that provide them with similar indemnification rights. This means that if anyone was able to enforce an action against our directors or officers, we would likely be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition or results of operations.

Additionally, our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; (iii) any action asserting a claim against us or any current or former director, officer or employee of ours arising pursuant to any provision of the Delaware General Corporation Law or our Second Amended and Restated Certificate of Incorporation or our Third Amended and Restated Bylaws; or (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations.

Future sales of our Common Stock in the public market may depress our share price.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business. In connection with the issuance of Warrants pursuant to the Amended and Restated Credit Agreement, On January 23, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P., Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration under the Securities Act of the shares of Common Stock issuable upon the exercise of the Warrants. The Registration Rights Agreement provided that on or prior to February 22, 2024, the Company was required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the shares issuable upon the exercise of the Warrants and our Common Stock held by the Holders of such date (the “Registrable Securities”). The Company received an extension from the Holders to file the registration statement on or prior to March 22, 2024. The market price of our Common Stock could decline as a result of sales in the market by a few large stockholders, such as Coliseum or the Holders, or the perception that these sales could occur, including as a result of the Registration Statement discussed above. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional shares of our capital stock, including as a result of the exercise of the Warrants.

Our Second Amended and Restated Certificate of Incorporation allows us to issue up to 300 million shares of our Common Stock, including 210 million shares of Common Stock and 90 million shares of Class B Stock, and up to five million shares of undesignated preferred stock. For example, in February 2023 we issued 13,400,000 shares of Common Stock pursuant to an underwritten public offering. To raise additional capital, we may in the future sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. For example, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement Warrants to purchase 20,000,000 of our Common Stock (approximately 19% of our currently outstanding Common Stock) at a price of $1.50 per share, subject to certain adjustments. The Warrants will expire on the 10-year anniversary of issuance or earlier upon redemption. The exercise of the Warrants will dilute the value of the Common Stock and stockholder voting power.

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

Our only significant asset is our ownership of Purple LLC and such ownership may not be sufficient to enable us to satisfy our financial obligations.

We are a holding company and do not directly own any operating assets other than our ownership of interests in Purple LLC. We depend on Purple LLC for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company. The earnings from, or other available assets of, Purple LLC may not be sufficient to allow us to pay our financial obligations.

We do not anticipate paying any cash dividends in the foreseeable future.

We intend to retain future earnings, if any, for use in the business or for other corporate purposes and do not anticipate that cash dividends with respect to our Common Stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our Board, in its discretion, deems relevant. Moreover, our covenants in our Amended and Restated Credit Agreement do not allow us to pay dividends. As a result, capital appreciation, if any, of our Common Stock will be a stockholder’s sole source of gain for the foreseeable future.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured notes, preferred stock, hybrid securities or securities convertible into or exchangeable for equity securities. For example, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement warrants to purchase up to 20,000,000 shares of our Common Stock at a price of $1.50 per share, subject to certain adjustments. In the event of our liquidation, our lenders and holders of our debt would receive distributions of our available assets before distributions to holders of our Common Stock, and holders of securities senior to the Common Stock would receive distributions of our available assets before distributions to the holders of our Common Stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our Common Stock is currently listed on NASDAQ, which has qualitative and quantitative listing criteria. However, we cannot assure that our Common Stock will continue to be listed on NASDAQ in the future. In order to continue listing our Common Stock on NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our Common Stock, and a $1.00 minimum per share bid price for our Common Stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our Common Stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may make a determination to delist our Common Stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel.

If we are unable to comply with the continued listing requirements, our Common Stock may be subject to delisting. If NASDAQ delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

We have identified a material weakness in our internal control over financial reporting which has not been remediated as of December 31, 2023. If we fail to effectively remediate our material weakness or otherwise fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, may make a material misstatement in our financial statements, may experience a financial loss or may face litigation. Any inability to report and file our financial results accurately and timely could adversely affect the value of our Common Stock.

As a public company, we are required to establish and maintain internal control over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Even when such controls are implemented, management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors or losses. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or perpetrated against us will be prevented or have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions, new fraudulent schemes, or the deterioration of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and/or may not be detected.

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

In the course of preparing our financial statements as of September 30, 2023, we identified certain errors in our accounting for warranty reserves, relating specifically to our warranty reserves under wholesale contracts. As part of such process, we identified a material weakness in our internal control over financial reporting. Our internal control over financial reporting did not result in the proper accounting of warranty reserves relating to our long-term warranty obligations, which due to its cumulative impact on our consolidated financial statements as of September 30, 2023, we determined to be a material weakness. Our management has concluded that our internal control over financial reporting continues to be not effective as of December 31, 2023.

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

  We cannot guarantee that we will not experience additional material weaknesses in our internal control in the future. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

Any failure to maintain such internal control could adversely affect our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

Tax Risks Relating to our Structure

Obligations under the Tax Receivable Agreement could materially adversely affect our cash flows in the future if we become profitable and begin paying income taxes.

In connection with the Business Combination, we entered into the Tax Receivable Agreement with our founders, which generally provides for our payment to our former founders of 80% of certain tax benefits that we realize as a result of certain increases in our asset tax basis and of certain other tax benefits. As of December 31, 2023, our preliminary estimate of our liability under the Tax Receivable Agreement was approximately $168.6 million. To the extent we realize tax benefits in future years, or in the event of a change in future tax rates, or if payments under the Tax Receivable Agreement are required to be accelerated, this liability may increase. However, because we have not been profitable or paid income taxes recently, as of December 31, 2023, we determined the likelihood of a future Tax Receivable Agreement liability was not probable and therefore no liability has been recorded.

If we become profitable and begin to pay income taxes and thus realize tax savings resulting from the tax benefits covered by the Tax Receivable Agreement, we will begin to owe payable obligations under the Tax Receivable Agreement. As a result, such payment obligations could materially adversely affect our cash flow if we become profitable.

Under certain circumstances, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize.

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of our Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to our former founders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. As of December 31, 2023 we estimate the potential lump-sum payment to be approximately $119.8 million In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. Such provisions that prohibit or adversely affect a change of control will limit your ability to influence corporate matters and could adversely affect the price payable to you for your Common Stock in such a transaction. In addition, we may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Even in the absence of an early termination of the Tax Receivable Agreement, change of control of our Company or a payment that is more than 90 days late under the Tax Receivable Agreement, there may be a material adverse effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize from the tax attributes subject to the Tax Receivable Agreement or if distributions to us by Purple LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments by our management, including but not limited to estimates that affect our revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of inventories, cost of revenues, sales returns, warranty liabilities, the recognition and measurement of loss contingencies, warrant liabilities, estimates of current and deferred income taxes, deferred income tax valuation allowances and amounts associated with our Tax Receivable Agreement. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business, results of operations or financial condition. For example, we performed a goodwill impairment analysis as of September 30, 2023, that estimated the implied fair value of our goodwill using a variety of valuation methods, including both the income and market approaches. As a result of our impairment assessment performed, we determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize our NOLs, including net operating losses acquired from our Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2023, we have not completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company's formation due to the complexity and cost associated with such study, and the fact that there may be additional such ownership changes in the future. The federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future could be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or credit carryforwards, either due to ongoing operating losses or due to ownership change limitations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk Management, Strategy, and Governance

In the ordinary course of our business, we receive, process, use, store and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary and personal information. We depend largely upon our information technology systems in the conduct of all aspects of our operations. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented processes and systems designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems to prevent adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

In 2023, we did not identify any cybersecurity breaches that materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Management’s Role

Our management team is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity incidents. Our chief technology officer has over 40 years of experience and has held various leadership roles in information technology, including serving as a chief information officer and chief technology officer for the last 12 years. He has successfully implemented and managed large enterprise resource planning systems, e-commerce websites, stores and enterprise infrastructure, both cloud-based and on-premise. His expertise extends to evaluating and hiring cybersecurity personnel and outsourced managed services, defining incident response plans, conducting tabletop exercises, and establishing communication protocols with internal executives, board members, and vendors. He has firsthand experience in responding to actual cybersecurity incidents, showcasing a deep understanding of the challenges and complexities within the cybersecurity landscape in the retail sector. Our senior director of cybersecurity and compliance has a 15-year track record as an information technology and information security professional, complemented by an Executive MBA. His career is distinguished by a decade of leadership as the commander of the United States Army cyber protection team (174 CPT), where he gained cybersecurity experience at USCYBERCOM and ARCYBER. He holds multiple professional certifications, including CISSP, PMP and multiple SANS certifications. Our chief technology officer and senior director of cybersecurity and compliance report to the Audit Committee on these matters.

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity risk management processes are being integrated into our overall risk management processes. We are making efforts to incorporate cybersecurity considerations as a part of our business processes. We engage with external cybersecurity experts, including assessors, consultants, and auditors, to enhance our cybersecurity measures and ensure compliance with industry best practices. For example, a comprehensive cyber risk assessment, both physical and logical, was conducted by a third party, serving as an external penetration test to validate our security posture. We have established processes to oversee and manage cybersecurity risks associated with our use of third-party service providers, ensuring they adhere to our security standards. We review third-party service provider contracts to ensure they contain data privacy and security provisions, aligning with our standards and regulatory requirements. Additionally, we have established a Technology Review Committee (“TRC”) tasked with the role of evaluating new software tools and technologies before their implementation. The TRC consists of experts from various domains within our organization, including information technology security, compliance, legal, and operations. This TRC conducts assessments to ensure that any new software tools meet our standards for security, compliance and operational efficiency.

Board of Directors Oversight

The oversight of our cybersecurity is assigned to the Audit Committee of our Board of Directors. The Audit Committee receives regular reports and briefings from management on our cybersecurity threat risk management and strategy processes, including on topics such as our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. In addition, management updates the Audit Committee as necessary regarding any material cybersecurity incidents as well as any incidents with lesser impact potential. The Audit Committee received one report from our Senior Director of Cybersecurity and Compliance in 2023.

Item 2. Properties

We lease three manufacturing facilities in Grantsville, Utah, Salt Lake City, Utah and McDonough, Georgia. These factories total 1.5 million square feet (35 acres under roof), including approximately 574,000 square-feet at our Grantsville facility, 844,000 square feet at our McDonough facility and 67,000 square feet at our Salt Lake City facility. We believe our McDonough location, our first manufacturing plant outside of Utah, serves our customers on the east coast more efficiently than from our Utah locations. Our facility in Salt Lake City was acquired in the Intellibed acquisition in August 2022. We also lease a building with approximately 61,000 square feet in Draper, Utah that serves as our innovation center. In addition, we lease approximately 30,000 square-feet of office space in Lehi, Utah for our corporate headquarters. As of December 31, 2023, we had 60 Purple showrooms under lease with 10 located in California, five in Texas, five in Utah and 37 located in 23 other states throughout the United States.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 13, “Commitments and Contingencies,” of the Notes to our Consolidated Financial Statements, included in Part II, Item 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on NASDAQ under the symbol “PRPL”. As of March 12, 2024, there were approximately 116 holders of record of shares of our Common Stock and 10 holders of record of shares of our Class B Stock. Our Class B Stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions, including the exchange of Class B Stock for shares of Common Stock pursuant to the exchange agreement, dated February 2, 2018, between the Company, Purple LL, InnoHold and Class B Unit holders who became a party thereto The number of holders of record of our Common Stock does not include stockholders for which shares are held in “nominee” or “street” name.

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition, our compliance with restrictive covenants in the Amended and Restated Credit Agreement and other future indebtedness that we may incur, opportunities to invest in future growth initiatives, and the discretion of our Board of Directors at such time. Our Board of Directors is not currently contemplating and does not anticipate declaring any cash dividends on our Common Stock in the foreseeable future.

Comparative Stock Performance

The following graph illustrates the cumulative total return over the last five years from December 31, 2018 through December 31, 2023, for (i) our Common Stock, (ii) the Standard and Poor’s (S&P) 500 Home Furnishings Index, and (iii) the NASDAQ Stock Market (U.S.) Index. The graph assumes $100 was invested on January 1, 2019 in each of our Common Stock, the S&P 500 Home Furnishings Index, and the NASDAQ Stock Market (U.S.) Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance. The graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing with the SEC, except to the extent that the Company specifically incorporates it by reference into such filing.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Purple Innovation, Inc.	$100.00	$147.88	$559.25	$225.30	$81.32	$17.49
S&P 500 Home Furnishings Index	100.00	126.60	121.59	138.07	77.47	78.44
The NASDAQ Stock Market (U.S.) Index	100.00	135.23	194.24	238.78	157.74	226.24

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the discussion under the heading “Outlook for Growth”), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion is intended to provide a more comprehensive review of our results of operations and financial condition than can be obtained from reading our consolidated financial statements alone. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in “Part II Item 8. Financial Statements.”

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We are an omni-channel company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, duvets, duvet covers and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products via our DTC channels, online marketplaces and retail wholesale partners.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, we consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC as holder of all Class A units and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At December 31, 2023, Purple Inc. had a 99.8% economic interest in Purple LLC while other Class B unit holders had the remaining 0.2%.

On August 31, 2022, we acquired all the issued and outstanding stock of Intellibed to consolidate ownership of our licensed intellectual property while enhancing our innovation and manufacturing capabilities and financial profile. For further discussion see Note 4 — Acquisition.

Recent Developments in Our Business

Operational Developments – Launch of New Premium and Luxe Product Lineups

Beginning in 2022 and continuing into 2023, we expanded our focus on product development and increased our innovation capabilities. As a result, in May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. While the response to our new products and enhanced brand positioning has been extremely positive, in 2023, we have continued to experience softening demand for home-related products that can be attributed to the overall market conditions. Also, as consumer spending habits have moved away from the COVID era e-commerce spike to brick and mortar buying, we have grown the number of Purple showrooms to 60 as of December 31, 2023. In addition, we have focused on growing our placements with wholesale partners and improving wholesale door productivity. Over the course of the third and fourth quarters, we transitioned all of our wholesale partners to our new line of mattress products. Improving the sales productivity of both our wholesale partners and existing showrooms remains a primary focus and critical component of our strategy to respond to shifting demand patterns. We are also diligently working to improve e-commerce conversion by testing how to best optimize increased traffic on our website. We experienced several years of hyper growth during the pandemic and increased investments to support current and future expansion. After right-sizing our operations, improving our execution, and refining our strategies to drive share gains in the premium mattress category, we are now building the framework for improved operational maturity and accountability to position us for accelerated growth. With the introduction of our new product lineups, we initiated a new marketing campaign and enhanced brand positioning and increased media investment at the top of the acquisition funnel. As a result, during the fourth quarter of 2023, our new product lineup became fully accessible across all sales channels which led to our highest level of quarterly net revenues since the fourth quarter of 2021. As we move into 2024, we believe we can achieve efficiencies with regard to our media investment, by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. We believe we have set the right course for the next stage of growth for the Company.

Coliseum Cooperation Agreement

On February 21, 2023, Coliseum on behalf of its funds and managed accounts, filed a lawsuit against us and several members of our Board of Directors alleging that we and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of our 2023 Annual Meeting. On April 19, 2023, we entered into a Cooperation Agreement with Coliseum to resolve the litigation. The details of the Cooperation Agreement, which became effective on April 27, 2023, are discussed further in Note 14 — Related Party Transactions— Coliseum Capital Management, LLC.

Shelf Registration Statement and Equity Financing

On January 30, 2023, the Form S-3 shelf registration statement we filed with the SEC in December 2022 became effective. As a result, we may offer and sell from time to time, in one or more series or issuances and on terms that we will determine at the time of the offering, any combination of the securities described in the registration statement, up to an aggregate amount of $90.0 million. Any future proposed offerings under the shelf registration statement are subject to the pre-emptive right held by Coliseum or the waiver of such right by Coliseum.

In February 2023, we completed an underwritten follow-up offering of 13.4 million shares of Common Stock at a public offering price of $4.50 per share. The aggregate net proceeds received by us from the offering, after deducting offering fees and expenses of $3.3 million, totaled $57.0 million. The amount available under the shelf registration was reduced by the $60.3 million of gross proceeds from this underwritten offering.

Debt Financing

On August 7, 2023, we entered into the Term Loan Agreement with Callodine Commercial Finance, LLC and a group of financial institutions. Also, on August 7, 2023, we entered into a separate financing arrangement (the “ABL Agreement”) with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provided for a $50.0 million revolving asset-based credit facility (the “ABL Loans” and together with the ABL Agreement and the Term Loan Agreement the “2023 Credit Agreements”). Term loans totaling $25.0 million were fully drawn at closing in accordance with the Term Loan Agreement and this amount was outstanding at December 31, 2023. Also, since the closing in August 2023, we have executed $17.0 million in ABL loan draws and then subsequently repaid $12.0 million of those borrowings prior to the end of 2023. The outstanding balance of ABL Loans totaled $5.0 million at December 31, 2023.

In connection with our execution of the 2023 Credit Agreements, we terminated our 2020 Credit Agreement. We had no outstanding borrowings under the 2020 Credit Agreement at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement were recorded as a loss on extinguishment of debt in 2023.

On January 23, 2024, we entered into the Second Amendment and concurrently therewith the Amended and Restated Credit Agreement, which amended and restated the Term Loan Agreement, with the Lenders and Delaware Trust Company, as administrative agent. The Lenders agreed to assume our obligations under the Term Loan Agreement and agreed to refinance our existing obligations. A term loan in the amount of $61.0 million (the “Loan”) was funded by the Lenders that repaid in full the $25.0 million of Term Loans outstanding, repaid in full the $5.0 million of ABL Loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to us (after payments of outstanding debt, unpaid accrued interest, and expenses) equal to approximately $27.0 million. Interest on the Loan is payable each month and the principal outstanding is due on December 31, 2026, the maturity date of the Loan. We may elect for interest to be capitalized and added to the principal amount. The Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. We may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by us to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. In connection with our execution of the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the 2023 Agreements were terminated.

Warrants

In connection with the Amended and Restated Credit Agreement, we also issued the Warrants to the Lenders on January 23, 2024 to purchase 20.0 million shares of our Common Stock equal to 19% of the shares of Common Stock issued and outstanding. Each Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. A holder of the Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of the Beneficial Ownership Cap. Coliseum beneficially owns 58.5 million shares of Common Stock (which includes 11.6 million shares of Common Stock upon exercise of its Warrants), which constitutes 49.9% of the Company’s diluted shares outstanding and voting power. Coliseum also beneficially owns 1.8 million additional warrants that cannot be exercised if doing so would cause Coliseum to exceed the Beneficial Ownership Cap.

Registration Rights Agreement

In connection with the issuance of the Warrants, the Registration Rights Agreement provided that on or prior to February 22, 2024, the Company was required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities. The Company received an extension from the Holders to file the resale registration statement on or prior to March 22, 2024. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

Amended Employment Agreement and Special Recognition Bonuses

On January 26, 2024, our Board of Directors approved an amendment to our Chief Executive Officer’s employment agreement. Under the amendment, we agreed that, among other things: (i) the Chief Executive Officer’s base salary will be increased, effective March 19, 2024, to $0.7 million; (ii) the Chief Executive Officer will be eligible to earn an incremental aggregate cash bonus equal to $0.9 million that will vest 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025, provided he continues to be employed by us and subject to the Chief Executive Officer’s obligation to repay any such bonus actually received in the event his employment is terminated other than by us without cause prior to June 30, 2026, subject to certain conditions; and (iii) the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the Volume Weighted Average Price per share of our Common Stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with us. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026.

Also, on January 26, 2024, our Board of Directors unanimously approved a special recognition bonus payment to certain members of our senior leadership team. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with us, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025.

Executive Summary – Results of Operations

Net revenues decreased $62.7 million, or 10.9%, to $510.5 million for the year ended December 31, 2023 as compared to the prior year. The decrease in net revenues was primarily due to continued soft demand for home-related products. This decline was partially offset by the positive response to the launch, in May 2023, of our new Premium and Luxe product lineups. During the fourth quarter of 2023, our new product lineup became fully accessible across all sales channels which led to our highest level of quarterly net revenues since the fourth quarter of 2021.

Gross profit decreased $36.3 million, or 17.4%, to $171.8 million for the year ended December 31, 2023 as compared to the prior year. This decrease reflected the impact of our gross profit percentage declining to 33.7% of net revenues in 2023 as compared to 36.3% in 2022. Our reduced gross profit percentage was primarily impacted by the transition to our new product lineup in 2023. These transitional effects included reduced pricing on sales of new floor models to our wholesale partners, increased labor and freight costs, decreased manufacturing efficiency, inventory reserves for legacy products and increased discounting of legacy product line mattresses sold through our DTC channels.

Operating expenses increased $34.7 million, or 13.8% to $285.5 million in 2023 compared to $250.8 million in the prior year. This increase was primarily due to (i) an increase of $9.1 million of legal and professional fees incurred in connection with actions conducted by the Special Committee of independent directors to address an unsolicited offer to buy the Company and resolve subsequent litigation brought against us for actions taken by the Special Committee in response to the offer; (ii) a $16.9 million increase in marketing and selling expenses driven by showroom expansion and higher advertising spend which began increasing in mid-May in alignment with the launch of our new product lineup; (iii) a $3.1 million increase in research and development costs; and (iv) a $6.9 million loss on impairment of goodwill.

Other expense was $7.5 million in 2023 compared to other income of $163.2 million in 2022. Other expense in 2023 was primarily comprised of interest expense, losses on debt extinguishments, and losses on disposals of property and equipment. Other income in 2022 primarily related to reducing our Tax Receivable Agreement liability to zero by the end of that year and recognizing Tax Receivable Agreement income of $162.0 million in 2022. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable.

Income tax expense was de minimis in 2023 compared to $213.2 million in 2022. The income tax expense amount in 2023 resulted from various state income taxes. Income tax expense in 2022 reflected the impact of establishing a full valuation allowance on our deferred tax assets by the end of that year and recognizing deferred tax expense of $213.9 million in 2022. Based on available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and that a full valuation allowance for deferred tax assets was appropriate.

Net loss attributable to Purple Innovation, Inc. was $120.8 million for the year ended December 31, 2023 compared to $92.5 million for the year ended December 31, 2022. The net loss in 2023 reflected an operating loss of $113.7 million and other expense of $7.5 million.

Outlook for Growth

We believe that our four strategic initiatives; accelerating innovation, brand elevation, developing our three distribution channels and operational excellence, will be fundamental to our future success.

To support our plans for future growth and sustained profitability, we are focusing on the following opportunities:

●	Expansion of the Brand in the Premium and Luxe Categories— To complement and support our expansion into the higher-priced, higher margin categories, Purple is evolving its differentiated brand to broaden appeal. We are investing in brand demand-driving marketing and advertising to create awareness, engagement, and preference for the Purple brand and for our products across all our sales channels. We developed a reimagined brand associated with life enhancing sleep. We believe that this strategic focus and investment will support our growth plans in the wholesale channel, in Purple showrooms, on Purple.com and online marketplaces. Our Luxe (“Rejuvenate”) offerings are expected to increase average sales prices significantly. We’ll also continue to harness the evangelism of the ever-growing base of Purple owners whose advocacy of our products is one of our brand’s greatest strengths.

●	Further direct-to-consumer growth and penetration— We believe that we are well positioned to leverage our brand, leading product portfolio, vertical integration and strong marketing capabilities to continue to attract new customers via our e-commerce channel. We have invested in substantial improvements to our website and analytics, enhancing the education, shopping and buying experiences, and we have expanded our contact center, enabling live voice, chat and messaging with our sales associates. These actions are intended to drive higher customer satisfaction, higher average order value and higher conversion. Continued successful execution on Purple.com supports our planned e-commerce growth, and also supports further growth in all channels given the importance of the site during the customer decision journey. In addition, as of December 31, 2023, we operated 60 Purple showrooms in cities across the United States. At our showrooms, consumers can experience our brand, learn about and engage with our technology and purchase our products, assisted by our highly-trained retail sales associates who are able to both increase door productivity and trade customers up to higher price points. Our showrooms enable us to strengthen the relationship with the consumer and develop a more profitable DTC revenue mix. We anticipate continued expansion of our showrooms as we optimize the format.

●	Expanded wholesale retail relationships— We continue to work closely with existing retail partners to improve productivity to increase market share and sales, and we are forming new partnerships to expand our wholesale footprint. With our new Premium and Luxe collections, we believe we have an increased opportunity to tap into the large brick-and-mortar category of the sleep products market. As a result of our new product launch in 2023, we increased the number of wholesale partner slots (a term commonly used to describe a section in a wholesale partner’s store to display a particular product). We believe this trend is a result of the developing interest in our Premium and Luxe product categories. This allows retailers to market these products as alternatives to other premium products to increase sales on high-end mattresses with materially higher margins for the retailer and Purple.

●	Existing product innovation— We have a rich history of product innovation and have developed core competencies in design, prototyping and manufacturing. Our vertical integration, which enables us to continuously refine our existing products and manufacturing processes, combined with our strengthened research and development disciplines and go-to-market processes allows us to further develop our current product categories with new offerings, enhance gross margins through improved pricing, and position our business to eventually expand to additional categories with the potential to attract new customers and drive repeat sales.

●	New product launches— We focus intensively on innovation, to support our long-range growth plan. We have a pipeline of future products we are developing. We are constantly exploring new technologies and ways to expand the benefits of our technologies through new product offerings. These efforts include innovations beyond our Hyper-Elastic Polymer technology, including products in sleep, comfort and similar categories.

●	International expansion— We believe there is a substantial opportunity for international expansion. We entered the Canada market in 2020 and we plan to expand in other foreign markets in the future. We believe that our differentiated products, multi-channel distribution strategy, manufacturing capabilities, vertical integration and marketing expertise will help enable us to successfully enter new markets.

●	Improve Gross Margin— We continue to attempt to manage input costs, operating efficiencies, and pricing to help further enhance our gross margin, including increasing production labor and capacity utilization to promote efficient use of our manufacturing facilities as we grow into our production footprint.

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

Critical Accounting Policies and Estimates

In connection with the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”), we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosures. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Management believes the accounting estimates discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns, uncollectible accounts and variable consideration. Our estimates of the amount and timing of sales returns, uncollectible accounts and variable consideration are based primarily on historical trends, product return rates and current contract terms. Accrued sales returns increased from $5.1 million at December 31, 2022 to $5.4 million as of December 31, 2023. Our allowance for credit losses was not material at both December 31, 2023 and 2022. We do not believe there is a reasonable likelihood that there will be any material changes in our accounting methodology, future estimates or assumptions used to measure our estimated liability for sales returns and exchanges, our allowance for credit losses or variable consideration. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Impairment

We review our long-lived assets and definite-lived intangible assets for impairment as of December 31 and whenever events or changes in indicate the carrying amount may not be recoverable. If there are any indications of impairment, we perform a recoverability test by comparing the carrying value of the assets to the estimated future cash flows. Cash flow models are reliant on various assumptions, including projected business results and long-term growth factors. During 2023, there were indicators of impairment and a recoverability test was required. Based on the results of the recoverability test, we concluded that the long-lived assets and definite-lived assets were not impaired as of December 31, 2023 and no impairment charges were recorded.

We do not amortize goodwill but test it for impairment each December 31 or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The ongoing decline in our market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, in 2023 we performed a goodwill impairment assessment analysis. As a single reporting unit, we estimated the implied fair value of our goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, we concluded goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill.

Accrued Warranty Liabilities

We provide a limited warranty on most of the products we sell. Our warranty liability assessment methodology includes estimates in both our DTC and wholesale channels. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based primarily on historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. We expect the estimated warranty liability to continue to increase as we have not yet reached the full 10 years of history on our 10-year mattress warranty. We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. As of December 31, 2023, the current and non-current portions of our warranty liabilities were $9.8 million and $25.8 million, respectively, compared to $5.8 million and $18.7 million, respectively, at December 31, 2022. We do not believe there is a reasonable likelihood that a material change in the estimates or assumptions we use to calculate our warranty liability will occur. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Income Taxes

Accounting for income taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized.

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

For purposes of evaluating our 2022 deferred tax assets and liabilities, we entered a cumulative three-year loss position in the fourth quarter of 2022 due primarily to the impact of 2020’s positive results of operations rolling out of the cumulative three-year period analysis. Based on this and other available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and a full valuation allowance for our net deferred tax assets was appropriate at December 31, 2022. Due to the increase in the valuation allowance, we recognized deferred tax expense of $213.9 million for 2022. We had previously recognized a deferred tax benefit of $3.9 million for 2021, based on our previous conclusion that it was more likely than not that some of our deferred tax assets would be realized and that a full valuation allowance for our deferred tax assets was not appropriate. Income tax expense in 2023 was de minimis and we have continued to maintain a full valuation allowance on our deferred tax assets based on our cumulative three-year results of operations.

We account for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated financial statements in the period in which we make the change. As of December 31, 2023 and 2022, the cumulative balance of unrecognized tax benefits were $0.9 million and 0.6 million, respectively.

Tax Receivable Agreement

In connection with the Business Combination, we entered into an agreement with InnoHold LLC (“InnoHold”), which provides for the payments to InnoHold of 80% of the net cash savings, if any, in United States federal, state and local income tax that we realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of (i) any tax basis increases in the assets of Purple LLC resulting from the distribution to InnoHold of the cash consideration, (ii) the tax basis increases in the assets of Purple LLC resulting from the redemption by Purple LLC or the exchange, as applicable, of Class B Paired Securities or cash, as applicable, and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, payments it makes under the agreement.

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the Tax Receivable Agreement may be recorded based on 80% of the estimated future cash tax savings that we may realize as a result of increases in the basis of the assets of Purple LLC attributed to us as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant Tax Receivable Agreement liability to be recorded will depend on the price of our Common Stock at the time of the relevant redemption or exchange.

There was no Tax Receivable Agreement liability outstanding at both December 31, 2023 and 2022. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets in the fourth quarter of 2022, we evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable. We continued to conclude during 2023 that the likelihood of a future liability was not probable. We are currently unable to determine the total future amount of these payments due to the unpredictable nature of several factors, including the timing of future exchanges, the market price of shares of Common Stock at the time of the exchanges, the extent to which such exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax attributes that give rise to the payments under the agreement. As of December 31, 2023 though, we estimated that if all the remaining 0.2 million Class B units were redeemed for shares of its Common Stock, the Tax Receivable Agreement liability would be approximately $168.6 million. If the Company experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations and change of control events), it could be required to make an immediate lump-sum payment under the terms of the Tax Receivable Agreement. Management currently estimates the liability associated with this lump-sum payment (or “early termination payment”) at December 31, 2023 would be approximately $119.8 million on a discounted basis.

Results of Operations

Results of Operations for the Year Ended December 31, 2023 compared to the year ended December 31, 2022

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented by each line item in our consolidated statements of operations:

	Years Ended December 31,
	2023	% of Net Revenues	2022	% of Net Revenues
Revenues, net	$510,541	100.0%	$573,201	100.0%
Cost of revenues	338,716	66.3	365,110	63.7
Gross profit	171,825	33.7	208,091	36.3
Operating expenses:
Marketing and sales	182,313	35.7	165,388	28.9
General and administrative	84,446	16.5	76,702	13.4
Research and development	11,898	2.3	8,755	1.5
Loss on impairment of goodwill	6,879	1.3	—	—
Total operating expenses	285,536	55.9	250,845	43.8
Operating loss	(113,711)	(22.3)	(42,754)	(7.5)
Other (expense) income:
Interest expense	(1,967)	(0.4)	(3,536)	(0.6)
Other (expense) income, net	(1,198)	(0.2)	423	0.1
Loss on extinguishment of debt	(4,331)	(0.8)	—	—
Change in fair value – warrant liabilities	—	—	4,343	0.8
Tax Receivable Agreement income	—	—	161,970	28.3
Total other (expense) income, net	(7,496)	(1.5)	163,200	28.5
Net (loss) income before income taxes	(121,207)	(23.7)	120,446	21.0
Income tax expense	(8)	—	(213,169)	(37.2)
Net loss	(121,215)	(23.7)	(92,723)	(16.2)
Net loss attributable to noncontrolling interest	(458)	(0.1)	(253)	—
Net loss attributable to Purple Innovation, Inc.	$(120,757)	(23.7)	$(92,470)	(16.1)

Revenues, Net

Net revenues decreased $62.7 million, or 10.9%, to $510.5 million for 2023 compared to $573.2 million for 2022. The decrease in net revenues was primarily due to continued soft demand for home-related products. This decline was partially offset by the positive response to the launch, in May 2023, of our new Premium and Luxe product lineups. During the fourth quarter of 2023, our new product lineup became fully accessible across all sales channels which led to our highest level of net revenues since the fourth quarter of 2021. The decline in net revenues from a sales channel perspective in 2023 consisted of DTC net revenues decreasing $33.8 million, or 10.2%, and wholesale net revenues declining $28.9 million, or 11.9%. Within DTC, e-commerce net revenues decreased $43.8 million, or 16.4%, while Purple showroom net revenues increased $10.0 million, or 15.8%. The decrease in e-commerce net revenues reflected the ongoing impact of softening demand and increased discounting on our legacy products. The growth in Purple showroom net revenues was driven by the number of our retail locations more than doubling over the past two years and the positive response to our new products, especially those at higher price points in our Luxe product line. The decrease in wholesale net revenues, which was due in part to continued soft demand, was also affected by an increase in the warranty reserve for products sold to our wholesale customers (for further information, see Item 9A – Previously Reported Material Weakness) and discounted sales of floor models of our new mattress and base products to our wholesale partners. These decreases were offset in part by the impact of increasing new wholesale partner “slots” (a term commonly used to describe a section in a wholesale partner’s store to display a particular product) by approximately 10% in 2023 due to our wholesale partners positive response to the new product collection.

Cost of Revenues

Cost of revenues decreased $26.4 million, or 7.2%, to $338.7 million for 2023 compared to $365.1 million for 2022. This decrease was due in part to lower sales volume. Our gross profit percentage, which decreased to 33.7% of net revenues in 2023 from 36.3% in 2022, was adversely impacted by the transition to our new product lineup in 2023. These transitional effects included reduced pricing on sales of new floor models to our wholesale partners, increased labor and freight costs, decreased manufacturing efficiency, inventory reserves for legacy products and increased discounting of our legacy product line mattresses sold through our DTC channels.

Marketing and Sales

Marketing and sales expense increased $16.9 million, or 10.2%, to $182.3 million for 2023 compared to $165.4 million for 2022. This increase was comprised of a $12.2 million, or 32.1%, increase in showroom marketing and sales costs attributable to showroom expansion, a $5.7 million increase in advertising spending, and a $1.7 million increase in wholesale marketing and sales costs. These increases were offset in part by a $2.6 million decrease in other marketing costs. The increase in advertising spend began in mid-May to support the launch of our new Premium and Luxe product lineups. The increase in wholesale marketing and sales costs was primarily due to our wholesale partners transitioning to the new Premium and Luxe product lineup during the third and fourth quarters of 2023. The decrease in other marketing costs reflected the impact of management restructuring the marketing organization in the first half of 2022. Marketing and sales expense as a percentage of net revenues was 35.7% in 2023 compared to 28.9% in 2022. The higher percentage of revenues reflected the impact of lower sales coupled with management’s expanded marketing efforts beginning in the second quarter of 2023 to support the launch of our new product lineup.

General and Administrative

General and administrative expense increased $7.7 million, or 10.1%, to $84.4 million for 2023 compared to $76.7 million for 2022. This was primarily due to an $11.9 million increase in legal and professional fees associated with actions conducted by the Special Committee to address an unsolicited offer to buy the Company and resolve subsequent litigation brought against us for actions taken by the Special Committee in response to the offer. These costs were offset in part by $2.8 million of proceeds received from claims filed under our directors and officers insurance to reimburse us for a portion of the legal and professional fees incurred by the Special Committee.

Research and Development

Research and development costs increased $3.1 million, or 35.9%, to $11.9 million for 2023 compared to $8.8 million for 2022. This increase primarily reflected our continued focus on new product innovation initiatives to remain competitive and advance our current product line.

Loss on Impairment of Goodwill

The ongoing decline in our market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, we performed a goodwill impairment analysis as of September 30, 2023. The Company is considered as a single reporting unit. We estimated the implied fair value of our goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, we determined goodwill was impaired and recorded an impairment charge to write off our entire $6.9 million balance of goodwill.

Operating Loss

Operating loss increased $71.0 million, or 166.0% to $113.7 million for 2023 compared to $42.8 million for 2022. The larger operating loss primarily resulted from a decrease in gross profit that was driven by reduced sales and a lower gross profit percentage, an increase in marketing and sales costs related to the launch of our new products and showroom expansion, an increase in general and administrative expense resulting from legal and professional fees incurred by the Special Committee, and a loss on impairment of goodwill.

Interest Expense

Interest expense totaled $2.0 million for 2023 compared to $3.5 million for 2022. Interest expense in 2023 was primarily comprised of $2.1 million related to the 2023 Credit Agreements entered into in August 2023 and $1.3 million related to the 2020 Credit Agreement that was terminated upon entering into the 2023 Credit Agreements. Interest expense was reduced by capitalized interest of $1.5 million and $0.7 million during 2023 and 2022, respectively.

Other (Expense) Income, Net

Other expense was $1.2 million for 2023 compared to other income of $0.4 million for 2022. Other expense in 2023 was primarily comprised of a $1.7 million loss on the disposal of property and equipment, partially offset by other income of $0.5 million. Other income in 2022 included an estimated fair value gain of $1.4 million related to a preexisting legal matter between us and Intellibed that was effectively settled upon our acquisition of Intellibed in August 2022.

Loss on Extinguishment of Debt

In August 2023, we entered into the 2023 Credit Agreements that terminated our 2020 Credit Agreement. While we had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023. In February 2023, we entered into a fifth amendment to the since terminated 2020 Credit Agreement and repaid in full the $24.7 million outstanding balance of the related term loan plus accrued interest. This amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023.

Change in Fair Value – Warrant Liabilities

Unexercised 1.9 million sponsor warrants expired in February 2023 and were cancelled. These sponsor warrants had no fair value on the date of expiration and a de minimis fair value at the end of 2022. During 2022, we recognized a gain of $4.3 million related to a decrease in the fair value of the warrants outstanding at the end of 2022.

Tax Receivable Agreement Income

In connection with the Business Combination, we entered into an agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. For reasons similar to those that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owed pursuant to the Tax Receivable Agreement and determined the likelihood of a future liability was not probable. As result, we reduced this liability to zero at December 31, 2022 and recognized Tax Receivable Agreement income of $162.0 million in 2022. There was no Tax Receivable Agreement liability recorded during 2023.

Income Tax Expense

Income tax expense was de minimis for 2023 compared to $213.2 million for 2022. Income tax expense in 2022 primarily reflected the impact of establishing a full valuation allowance on our deferred tax assets by the end of that year and recognizing deferred tax expense of $213.9 million in 2022. Based on available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and that a full valuation allowance for deferred tax assets was appropriate.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.5 million for 2023 compared to a net loss of $0.3 million for 2022.

Results of Operations for the Year Ended December 31, 2022 compared to the year ended December 31, 2021

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented by each line item in our consolidated statements of operations:

	Year Ended December 31,
	2022	% Net Revenues	2021	% Net Revenues
Revenues, net	$573,201	100.0%	$724,999	100.0%
Cost of revenues	365,110	63.7	431,253	59.5
Gross profit	208,091	36.3	293,746	40.5
Operating expenses:
Marketing and sales	165,388	28.9	239,290	33.0
General and administrative	76,702	13.4	72,095	9.9
Research and development	8,755	1.5	6,939	1.0
Total operating expenses	250,845	43.8	318,324	43.9
Operating loss	(42,754)	(7.5)	(24,578)	(3.4)
Other (expense) income:
Interest expense	(3,536)	(0.6)	(1,872)	(0.3)
Other (expense) income, net	423	0.1	(194)	—
Change in fair value – warrant liabilities	4,343	0.8	24,054	3.3
Tax Receivable Agreement income	161,970	28.3	4,016	0.6
Total other income, net	163,200	28.5	26,004	3.6
Net income before income taxes	120,446	21.0	1,426	0.2
Income tax (expense) benefit	(213,169)	(37.2)	1,522	0.2
Net (loss) income	(92,723)	(16.2)	2,948	0.4
Net loss attributable to noncontrolling interest	(253)	—	(166)	—
Net (loss) income attributable to Purple Innovation, Inc.	$(92,470)	(16.1)	$3,114	0.4

Revenues, Net

Net revenues decreased $151.8 million, or 20.9%, to $573.2 million for 2022 compared to $725.0 million for 2021. The decline in net revenues reflected a $126.1 million decrease in mattress sales, a $16.9 million decrease in other sleep product sales and a $8.7 million decrease in other product sales. The decrease in net revenues was primarily due to softening demand for home related products and the negative effect of inflationary pressures on consumer discretionary spending, with consumer spending shifting towards services and experiences. In addition, net revenues in 2021 were positively impacted by demand in the first half of 2021 that was driven by the effects of COVID and economic stimulus. The decline in net revenues from a sales channel perspective consisted of DTC net revenues decreasing $143.7 million, or 30.3% and wholesale net revenues decreasing $8.1 million, or 3.2%. Within the DTC channel, e-commerce net revenue declined $174.4 million, or 39.5%, and Purple showroom net revenue increased $30.7 million, or 94.7%. The decrease in e-commerce net revenues reflected the impact of the reasons stated above coupled with customers shifting away from e-commerce buying. The increase in Purple showroom net revenue was mainly driven by the number of our showrooms increasing from 28 at the end of 2021 to 55 at the end of 2022. The decrease in wholesale net revenues primarily reflected reduced purchases by our existing wholesale partners during 2022 due primarily to declining wholesale door productivity. This decrease was offset in part by the effects of adding approximately 900 net new wholesale partner doors in fiscal 2022 coupled with the $9.7 million in net revenues from the Intellibed acquisition, which contributed primarily wholesale net revenues.

Cost of Revenues

Cost of revenues decreased $66.1 million, or 15.3%, to $365.1 million for 2022 compared to $431.3 million for 2021 due primarily to the decrease in sales volume. Our gross profit percentage, which decreased to 36.3% of net revenues in 2022 from 40.5% in 2021, was adversely impacted by elevated levels of materials, labor and freight costs and lower demand levels and the shift to a higher proportion of wholesale channel revenue, which carries a lower average selling price than sales from our e-commerce and retail showroom channels, partially offset by savings realized from cost reduction initiatives. Our efficiency and cost saving initiatives, including greater balancing of production and fulfillment operations between the facilities, were initiated during the first half of fiscal 2022 and did not become fully impactful until the second half of the year.

Marketing and Sales

Marketing and sales expense decreased $73.9 million, or 30.9%, to $165.4 million for 2022 compared to $239.3 million for 2021. This decrease was driven by a $95.5 million, or 58.9%, decline in advertising spending and a $15.0 million decrease in other marketing costs. The reduction in advertising spending was primarily due to management’s ongoing efforts to improve marketing efficiency, conserve profitability in a challenging macroeconomic environment and align spending with current demand levels. The decrease in other marketing costs reflected the impact of cost management efforts, including marketing headcount reductions, executed earlier in 2022. These decreases were offset in part by a $13.8 million increase in wholesale-related marketing and sales costs due in part to growing the sales organization of our wholesale business and a $22.8 million increase in marketing and sales costs associated with showroom expansion. Marketing and sales expense as a percentage of net revenues was 28.7% in 2022 compared to 33.0% in 2021.

General and Administrative

General and administrative expense increased $4.6 million, or 6.4%, to $76.7 million for 2022 compared to $72.1 million for 2021. This increase was primarily due to a $3.7 million increase in payroll and benefits expense and $1.2 million in costs associated with the Intellibed acquisition, offset in part by a $0.7 million decrease in legal and professional fees. The increase in payroll and benefit costs mainly reflected the impact of job reclassifications for certain employees in the first half of 2022. The decrease in legal and professional fees was primarily due to $7.9 million of underwriting commissions and other costs we paid in the prior year for shares sold by Coliseum. This decrease was partially offset by a one-time separation fee for not continuing with the services of a professional services provider, expenses incurred by the Special Committee and Intellibed transaction costs.

Research and Development

Research and development costs increased $1.8 million, or 26.2%, to $8.8 million for 2022 from $6.9 million for 2021. This increase primarily reflected higher payroll and benefit costs as our renewed focus on product innovation resulted in the growth of our research and development team, which included the addition of our chief innovation officer.

Operating (Loss) Income

Operating loss increased $18.2 million, or 174.0% to $42.8 million for 2022 compared to $24.6 million for 2021. This increase primarily resulted from a decrease in gross profit that was driven by lower sales and a reduced gross profit margin, offset in part by a decrease in operating expenses related primarily to lower advertising spend.

Interest Expense

Interest expense totaled $3.5 million for 2022 compared to $1.9 million for 2021. Interest paid on our borrowings increased $1.0 million as the average interest rate paid increased from 3.50% in 2021 to 6.31% in 2022, due mainly to the change in terms from our credit agreement amendment in February of 2022. Interest expense was also impacted by a $0.3 million increase in interest paid on the $55.0 million revolving line of credit that we drew down in November 2021 and repaid in full on March 31, 2022. In addition, interest expense reflected a $0.4 million increase in debt issuance cost amortization. We incurred $2.5 million in debt issuance costs upon entering into the 2020 Credit Agreement and incurred an additional $1.2 million in debt issuance costs for two of the amendments entered into in 2022.

Other (Expense) Income, Net

Other income totaled $0.4 million for 2022 compared to other expense of $0.2 million for 2021. The increase in other income primarily resulted from the effective settlement of a preexisting legal matter upon our acquisition of Intellibed on August 31, 2022 at an estimated fair value gain of $1.4 million. The impact of this gain was offset in part by a $0.6 million loss recorded on the disposal of production machinery and equipment.

Change in Fair Value – Warrant Liabilities

The 1.9 million sponsor warrants outstanding had a negligible fair value at December 31, 2022 compared to a fair value of $4.3 million at December 31, 2021. This decrease in fair value was primarily due to the five-year term of the sponsor warrants ending on February 2, 2023 coupled with our Common Stock price declining 63.9% to $4.79 at the end of 2022. During 2022 and 2021, we recognized gains of $4.3 million and $24.1 million, respectively, related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

Tax Receivable Agreement Income

In connection with the Business Combination, we entered into a Tax Receivable Agreement which generally provides for the payment by us to InnoHold of 80% of certain tax benefits, if any, that we realize as a result of increases in our allocable share of the tax basis of the tangible and intangible assets of Purple LLC. As a result of the initial merger transaction and subsequent exchanges of Class B Units for Common Stock, the long-term portion of the potential future Tax Receivable Agreement liability totaled $162.2 million at December 31, 2021. This balance was reduced by $0.2 million for a future payment that was classified as a short-term liability during 2022. For similar reasons that led to the recording of a full valuation allowance on our deferred tax assets, we evaluated the probability of amounts being owed pursuant to the tax receivable agreement and determined the likelihood of a future liability was not probable. As result, we reduced the Tax Receivable Agreement liability to zero at December 31, 2022 and we recognized Tax Receivable Agreement income of $162.0 million for 2022.

Income Tax (Expense) Benefit

Income tax expense was $213.2 million for 2022 compared to an income tax benefit of $1.5 million for 2021. For purposes of evaluating our deferred tax assets, we entered a cumulative three-year loss position during the fourth quarter of 2022 due primarily to the impact of positive 2020 results of operations rolling out of the cumulative three-year period analysis. Based on this and other available evidence, we concluded it was more likely than not that our deferred tax assets would not be realized and a full valuation allowance for our net deferred tax assets was appropriate. Due to the increase in our valuation allowance, we recognized deferred tax expense of $213.9 million for 2022. This was offset in part by a current tax benefit of $0.7 million recorded in 2022.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.3 million and $0.2 million in 2022 and 2021, respectively.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our Amended and Restated Credit Agreement and proceeds received from offerings of our equity capital. Principal uses of funds consist of interest payments on our Loan, capital expenditures, working capital needs, and operating lease payment obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our unrestricted cash and working capital positions were $26.9 million and $30.8 million, respectively, as of December 31, 2023 compared to $40.0 million and $61.6 million, respectively, as of December 31, 2022. Cash used for capital expenditures decreased from $38.2 million in 2022 to $15.2 million in 2023. Our capital expenditures in 2023 primarily consisted of additional investments made in our manufacturing operations and showroom facilities. After entering into the Amended and Restated Credit Agreement in January 2024, our unrestricted cash balance increased to approximately $48.0 million. Additional details about our Amended and Restated Credit Agreement is described above under “Recent Developments in our Business – Debt Financing”

Based on our current projections, we believe our cash on hand, amounts available under our Amended and Restated Credit Agreement, and expected cash to be generated from our operations will be sufficient to meet our working capital requirements and cover anticipated capital expenditures for the next 12 months.  In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend, and postpone or discontinue our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures. We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. Our ability to raise additional debt financing would require the consent of the Lenders.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 of our consolidated financial statements for additional information on leases.

Cash Flows for the year ended December 31, 2023 compared to the year ended December 31, 2022

The following summarizes our cash flows for the years ended December 31, 2023 and 2022 as reported in our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(54,662)	$(28,773)
Net cash used in investing activities	(16,061)	(34,501)
Net cash provided by financing activities	55,826	13,412
Net decrease in cash	(14,897)	(49,862)
Cash, beginning of the period	41,754	91,616
Cash, end of the period	$26,857	$41,754

Cash used in operating activities increased $25.9 million to $54.7 million in 2023 as compared to 2022. The increase in cash used in operating activities was offset in part by proceeds received from an underwritten stock offering. The increase in cash used in operating activities primarily reflected the impact of a $28.5 million increase in our net loss.

Cash used in investing activities was $16.1 million for 2023 compared to $34.5 million for 2022. Capital expenditures of $15.2 million in 2023 primarily consisted of additional investments made to our manufacturing operations and the addition of new showroom facilities. Our capital expenditures of $38.2 million in 2022 primarily consisted of additional investments made for 27 new showroom facilities opened during the year. In 2022, cash flows used in investing activities were offset in part by the net impact of cash received in the acquisition of Intellibed that consisted of $1.9 million of cash and cash equivalents and $1.7 million of restricted cash.

Cash provided by financing activities was $55.8 million in 2023 compared to $13.4 million in 2022. Financing activities during 2023 included $57.0 million of net proceeds received from a stock offering, $25.0 million from the Term Loan Agreement entered into in August 2023, and $17.0 million in draws on the ABL Loans. These cash proceeds were partially offset by a $24.7 million payment to pay off the term loan from the 2020 Credit Agreement, $12.0 million in repayments against the ABL Loans, $6.1 million in payments on debt issuance costs, and $0.4 million of other payments. Financing activities in 2022 included $92.9 million of net proceeds received from an underwritten stock offering, offset in part by a $55.0 million revolving line of credit payment, a $15.0 million prepayment made on the term loan, a $5.8 million payment on the Tax Receivable Agreement, and $3.8 million in other debt-related payments.

Recent Accounting Pronouncements

For a description of accounting standards recently issued or adopted, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our results of operations are subject to risk from interest rate fluctuations on our outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. The Term and ABL Loans entered into in August 2023 bore interest at variable rates which exposed us to market risks relating to changes in interest rates. As of December 31, 2023, we had $25.0 million of variable rate debt outstanding under our Term Loans and $5.0 million of variable rate debt outstanding under our ABL Loans. Based on these debt levels, an increase of 100 basis points in the effective interest rate on the combined outstanding debt amount would have resulted in an increase in interest expense of approximately $0.3 million over the next 12 months, assuming we had not paid off these debts in January 2024, pursuant to the Second Amendment and the Amended and Restated Credit Agreement. Based on the $61.0 million Loan entered into in January 2024, pursuant to the Second Amendment and the Amended and Restated Credit Agreement, an increase of 100 basis points in the effective interest rate on the amount outstanding would result in an increase in interest expense of approximately $0.6 million over the next 12 months.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-50 comprising a portion of this Annual Report on Form 10-K.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting, described below.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the directors of the Company; and,

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the previously reported material weakness that continued to exist at December 31, 2023.

Previously Reported Material Weakness

As previously reported, we identified a material weakness related to the review and evaluation of wholesale customer contracts, specifically as it relates to variable consideration, including wholesale warranty obligations. Specifically, we did not design and maintain effective controls over the review and evaluation of the accounting relating to contract terms agreed upon with our wholesale customers and the identification and calculation of the related wholesale accrued warranty liabilities.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report included herein.

Plans for Remediation of Material Weakness

In response to the material weakness, we have designed and implemented a control over the review of all wholesale customer contracts to ensure the terms contained therein are appropriately evaluated and recorded. This control includes increased rigor and participation among our legal and accounting personnel regarding the appropriate consideration and application of contractual terms. We are also implementing a new control over credit memo review and approval. Further, we are implementing a new control over the evaluation and review of accrued wholesale warranty liabilities. The Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weakness in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on Internal Control over Financial Reporting

We have audited Purple Innovation, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as “the financial statements”) and our report dated March 12, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over review and evaluation of wholesale customer contracts, specifically as it relates to variable consideration, including wholesale warranty obligations, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 12, 2024 on those financial statements.

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

/s/ BDO USA, P.C.

Salt Lake City, Utah

March 12, 2024

Item 9B. Other Information

During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the captions “Directors” and “Corporate Governance” is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2023. Information concerning our executive officers is included in Part I of this report under the caption “Information About Our Executive Officers.”

We have adopted a Code of Ethics that applies to all officers, directors, employees and contractors. The Code of Ethics is posted on our website at https://investors.purple.com/governance. We intend to disclose on our website any amendments, or waiver from, a provision to the Code of Ethics by posting the information on our website at the address specified above.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statements Schedule

All other financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in our consolidated financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549 at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
2.5#	Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019)
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the Commission on April 21, 2023).
3.3	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.4	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
3.6	Certificate of Elimination of the Series A Junior Participating Preferred Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2023).
3.7	Certificate of Elimination of the Proportional Representation Preferred Linked Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 27, 2023).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
4.2*	Description of Registered Securities.
4.3	Stockholder Rights Agreement, dated as of September 25, 2022, by and between the Company and Pacific Stock Transfer Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
4.4	First Amendment to Stockholder Rights Agreement, dated April 27, 2023, by and between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 27, 2023).
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018)
10.6	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.7	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)

10.8	Agreement to Assign Sponsor Warrants, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company, Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.9	Agreement to Assign Founder Shares, dated February 2, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Continental Stock Transfer and Trust Company and Coliseum Capital Partners, L.P., Blackwell Partners, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.10	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.11	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.12+	Purple Innovation, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018)
10.13+	Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.14+	Second Amendment to Purple Innovation, Inc. 2017 Equity Incentive Plan dated June 2, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 3, 2022).
10.15+	Purple Innovation, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the S-8 (File No. 333-272712) filed with the SEC on June 16, 2023).
10.16+	Form of Restricted Share Unit Agreement pursuant to the Purple Innovation, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.17†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018)
10.18	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019)
10.19	Registration Rights Agreement dated February 26, 2019 between and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 27, 2019)
10.20+	Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 14, 2019)
10.21+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.22	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019)

10.23	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019)
10.24	First Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated March 27, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 30, 2020)
10.25	Second Amendment to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated May 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 37523) filed with the SEC on May 18, 2020)
10.26	Waiver and Consent to Amended and Restated Credit Agreement by and among Purple Innovation, LLC, Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC-Series A, and Coliseum Co-Invest Debt Fund, L.P. dated August 20, 2020 (incorporated by reference into Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 21, 2020)
10.27	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020)
10.28	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 14, 2020)
10.29	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020)
10.30	Credit Agreement dated September 3, 2020 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.31	Pledge and Security Agreement dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.32	Guaranty dated September 3, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.33	Collateral Assignment of Patents dated September 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.34	Collateral Assignment of Trademarks dated September 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 3, 2020)
10.35	Collateral Assignment of Copyrights dated September 3, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-37523) filed with SEC on September 3, 2020)
10.36	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)
10.37	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021)

10.38+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.39+	Amended and Restated Restricted Share Unit Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.40+	Amended and Restated Restricted Share Unit Agreement (Reissued) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.41+	Amended and Restated Restricted Share Unit Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.42+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021)
10.43	First Amendment to the 2020 Credit Agreement dated February 28, 2022 between and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 1, 2022).
10.44	Second Amendment to the 2020 Credit Agreement dated March 23, 2022 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 24, 2022).
10.45	Fifth Amendment to the 2020 Credit Agreement dated February 17, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., KeyBank National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 21, 2023).
10.46	Sixth Amendment to the 2020 Credit Agreement dated May 10, 2023 by and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on May 10, 2023).
10.47+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.48+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).
10.49+	Separation Agreement entered into between Purple Innovation, LLC and Patrice Varni dated November 5, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 8, 2022).
10.50+	Amended and Restated Option Grant Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.51+	Amended and Restated Option Grant Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.52+	Purple Innovation, Inc. 2023 Short-Term Cash Incentive Plan, dated as of April 13, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.53+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.54	Cooperation Agreement between Purple Innovation, Inc. and Coliseum Capital Management, LLC, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2023).

10.55	Term Loan Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the Term Loan Agent and the Term Loan Lenders (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.56	Term Loan Pledge and Security Agreement dated as of August 7, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.57	First Amendment to Term Loan Credit Agreement and Limited Waiver, dated November 6, 2023, between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the Term Loan Agent, and the Term Loan Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on November 9, 2023).
10.58	ABL Credit Agreement dated as of August 7, 2023 between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the ABL Agent, the Swing Line Lender, the Letter of Credit Issuer and the ABL Lenders (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.59	ABL Pledge and Security Agreement dated as of August 7, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed on August 9, 2023).
10.60	First Amendment to Credit Agreement and Limited Waiver, dated November 6, 2023, between and among Purple Innovation, LLC, Purple Innovation, Inc., Intellibed, LLC, the ABL Lenders, the ABL Agent, the Swing Line Lender, and the Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on November 9, 2023).
10.61	Amended and Restated Credit Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., HSCP Strategic IV, L.P., and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.62+	Offer Letter Entered into between Purple Innovation, LLC and Todd E. Vogensen dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on September 21, 2023).
10.63	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.64	Amended and Restated Registration Rights Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Capital Co-Invest III, L.P., Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., and HSCP Strategic IV, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.65	Amended and Restated Pledge and Security Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, and Delaware Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.66+	Amendment to the Amended and Restated Employment Agreement dated January 26, 2024, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 26, 2024).
10.67+	Separation Agreement, dated February 2, 2024, between the Company and Casey McGarvey (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No.001-37523) filed with the SEC on February 5, 2024)
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1*	Compensation Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2024 expressed an adverse opinion thereon.

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

Accrued Warranty Liabilities

As of December 31, 2023, the Company’s accrued warranty liabilities were $35.6 million. As discussed in Note 2 to the consolidated financial statements, the Company provides a limited warranty on the majority of its products sold. Accrued warranty liabilities are estimated based on the results of historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends. Estimated warranty costs for the Company’s direct to consumer customers are recognized at the time of sale in cost of revenues and warranty costs for the Company’s wholesale customers are recognized at the time of sale as an offset to net revenues.

We identified the estimate of accrued warranty liabilities as a critical audit matter because of certain assumptions used by management to estimate warranty costs at the time of sale, specifically, estimated future warranty claims and estimated costs to remedy warranty claims. The principal consideration for our determination was the subjective judgment required to determine the future warranty claim rate used to estimate warranty claims through the end of the warranty period and an increased extent of audit effort to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s ability to estimate future warranty claims by comparing management’s prior-year assumption of expected claims to actuals claims incurred during the year.

●	Testing management’s process used to estimate accrued warranty liabilities, including the appropriateness of the methodology, the mathematical accuracy of the calculation, and the sources of data from which the assumptions were derived.

●	Evaluating the reasonableness of estimated future warranty claims and the estimated costs to remedy warranty claims by:

o	Testing the key inputs that served as the basis for the estimate, including the historical claims made and actual warranty costs incurred.

o	Inquiring of operational management regarding their knowledge of any existing product warranty claims or product issues and evaluating whether management appropriately considered these issues in the estimation of accrued warranty liabilities.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 12, 2024

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$26,857	$41,754
Accounts receivable, net	37,802	34,566
Inventories	66,878	73,197
Prepaid expenses	8,536	7,821
Other current assets	1,737	4,117
Total current assets	141,810	161,455
Property and equipment, net	128,661	136,673
Operating lease right-of-use assets	95,767	102,541
Goodwill	—	4,897
Intangible assets, net	22,196	26,221
Other long-term assets	2,191	1,546
Total assets	$390,625	$433,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,831	$46,441
Customer prepayments	5,718	4,452
Accrued rebates and allowances	13,243	9,804
Accrued warranty liabilities – current portion	9,793	5,803
Operating lease obligations – current portion	14,843	13,708
Other current liabilities	17,554	17,921
Total current liabilities	110,982	98,129
Debt, net of current portion	26,909	23,657
Accrued warranty liabilities, net of current portion	25,798	18,660
Operating lease obligations, net of current portion	109,094	115,599
Asset retirement obligations	2,235	2,117
Total liabilities	275,018	258,162
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 105,507 issued and outstanding at December 31, 2023 and 91,380 issued and outstanding at December 31, 2022	11	9
Class B common stock; $0.0001 par value, 90,000 shares authorized; 205 issued and outstanding at December 31, 2023 and 448 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	591,380	529,466
Accumulated deficit	(475,969)	(355,212)
Total stockholders’ equity attributable to Purple Innovation, Inc.	115,422	174,263
Noncontrolling interest	185	908
Total stockholders’ equity	115,607	175,171
Total liabilities and stockholders’ equity	$390,625	$433,333

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenues, net	$510,541	$573,201	$724,999
Cost of revenues	338,716	365,110	431,253
Gross profit	171,825	208,091	293,746
Operating expenses:
Marketing and sales	182,313	165,388	239,290
General and administrative	84,446	76,702	72,095
Research and development	11,898	8,755	6,939
Loss on impairment of goodwill	6,879	—	—
Total operating expenses	285,536	250,845	318,324
Operating loss	(113,711)	(42,754)	(24,578)
Other (expense) income:
Interest expense	(1,967)	(3,536)	(1,872)
Other (expense) income, net	(1,198)	423	(194)
Loss on extinguishment of debt	(4,331)	—	—
Change in fair value – warrant liabilities	—	4,343	24,054
Tax receivable agreement income	—	161,970	4,016
Total other (expense) income, net	(7,496)	163,200	26,004
Net (loss) income) before income taxes	(121,207)	120,446	1,426
Income tax (expense) benefit	(8)	(213,169)	1,522
Net (loss) income	(121,215)	(92,723)	2,948
Net loss attributable to noncontrolling interest	(458)	(253)	(166)
Net (loss) income attributable to Purple Innovation, Inc.	$(120,757)	$(92,470)	$3,114

Net (loss) income per share:
Basic	$(1.17)	$(1.13)	$0.05
Diluted	$(1.17)	$(1.13)	$(0.31)
Weighted average common shares outstanding:
Basic	103,602	81,779	65,928
Diluted	103,936	81,779	67,302

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity attributable to Purple Innovation,	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	(Deficit)
Balance — December 31, 2020	63,914	$6	536	$—	$333,047	$(265,856)	$67,197	$344	$67,541
Net (loss) income	—	—	—	—	—	3,114	3,114	(166)	2,948
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exchange of stock	88	—	(88)	—	—	—	—	—	—
Exercise of warrants	2,298	1	—	—	64,426	—	64,427	—	64,427
Exercise of stock options	171	—	—	—	1,418	—	1,418	—	1,418
Tax receivable agreement liability	—	—	—	—	(760)	—	(760)	—	(760)
Deferred income taxes	—	—	—	—	2,937	—	2,937	—	2,937
Accrued tax distributions	—	—	—	—	(401)	—	(401)	—	(401)
Issuance of stock	22	—	—	—	—	—	—	—	—
InnoHold indemnification payment	—	—	—	—	4,142	—	4,142	—	4,142
Impact of transactions affecting NCI	—	—	—	—	(584)	—	(584)	584	—
Balance – December 31, 2021	66,493	$7	448	$—	$407,591	$(262,742)	$144,856	$762	$145,618
Net loss	—	—	—	—	—	(92,470)	(92,470)	(253)	(92,723)
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock upon underwritten offering, net of costs	16,100	1	—	—	92,865	—	92,866	—	92,866
Issuance of stock for acquisition	8,613	1	—	—	26,105	—	26,106	—	26,106
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Issuance of stock under equity compensation plans	154	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(399)	—	(399)	399	—
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(120,757)	(120,757)	(458)	(121,215)
Stock-based compensation	—	—	—	—	4,875	—	4,875	—	4,875
Exchange of stock	243	—	(243)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	56,997	—	56,999	—	56,999
Escrow shares cancelled in connection with Intellibed acquisition	(41)	—	—	—	(118)	—	(118)	—	(118)
Issuance of stock under equity compensation plans	525	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	265	—	265	(265)	—
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(121,215)	$(92,723)	$2,948
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,106	17,487	9,473
Non-cash interest	1,237	1,072	517
Loss on impairment of goodwill	6,879	—	—
Loss on extinguishment of debt	4,331	—	—
Loss on disposal of property and equipment	1,680	620	—
Change in fair value – warrant liabilities	—	(4,343)	(24,054)
Tax receivable agreement income	—	(161,970)	(4,016)
Stock-based compensation	4,875	3,366	3,366
Gain from effective settlement of preexisting relationship	—	(1,421)	—
Deferred income taxes	—	213,548	(3,608)
Changes in operating assets and liabilities:
Accounts receivable	(3,651)	(4,112)	3,681
Inventories	5,903	28,956	(32,964)
Prepaid expenses and other assets	1,574	1,757	1,744
Operating leases, net	1,404	7,709	2,159
Accounts payable	4,382	(33,609)	6,796
Customer prepayments	1,266	(6,456)	4,601
Accrued rebates and allowances	3,439	(365)	(722)
Accrued warranty liabilities	11,128	6,854	8,195
Other accrued liabilities	(3,000)	(5,143)	(9,019)
Net cash used in operating activities	(54,662)	(28,773)	(30,903)

Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired from acquisition, net of cash paid	—	3,660	—
Excess restricted cash returned to acquiree	(826)	—	—
Purchase of property and equipment	(14,391)	(35,376)	(53,938)
Investment in intangible assets	(844)	(2,785)	(3,121)
Net cash used in investing activities	(16,061)	(34,501)	(57,059)

Cash flows from financing activities:
Proceeds from term loan	25,000	—	—
Proceeds from revolving line of credit	17,000	—	55,000
Payments on term loan	(24,656)	(17,531)	(2,250)
Payments on revolving line of credit	(12,000)	(55,000)	—
Proceeds from stock offering	60,300	98,210	—
Payments for stock offering costs	(3,301)	(5,344)	—
Proceeds from exercise of warrants	—	—	116
Proceeds from exercise of stock options	—	166	1,418
Payments for debt issuance costs	(6,143)	(1,242)	—
Proportional Representation Preferred Linked Stock redemption fee	(105)	—	—
Tax receivable agreement payments	(269)	(5,847)	(628)
Proceeds from InnoHold indemnification payment	—	—	4,142
Distributions to members	—	—	(1,175)
Net cash provided by financing activities	55,826	13,412	56,623
Net decrease in cash, cash equivalents and restricted cash	(14,897)	(49,862)	(31,339)
Cash, cash equivalents and restricted cash, beginning of the year	41,754	91,616	122,955
Cash, cash equivalents and restricted cash, end of the year	$26,857	$41,754	$91,616

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$189	$2,693	$999
Cash paid during the year for income taxes	$385	$303	$4,645

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$3,232	$4,162	$6,443
Issuance of stock for acquisition	$—	$26,106	$—
Escrow shares cancelled in connection with Intellibed acquisition	$118	$—	$—
Non-cash leasehold improvements	$—	$—	$3,238
Accrued distributions	$—	$228	$401
Tax receivable agreement liability	$—	$—	$760
Deferred income taxes	$—	$—	$2,937
Exercise of liability warrants	$—	$—	$64,311

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”), is an omni-channel Company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its e-commerce online channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2023, Purple Inc. held 99.8% of the common units of Purple LLC and other Purple LLC Class B Unit holders held 0.2% of the common units in Purple LLC. The Company’s consolidated financial statements did not include consolidated statements of comprehensive income since it had no items of other comprehensive income in any of the periods presented.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2023, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. The holders of Class B Units held 0.2% of the economic interest in Purple LLC as of December 31, 2023. For further discussion see Note 15—Stockholders’ Equity.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net (loss) income, cash flows or stockholders’ equity. Accrued warranty liabilities, previously included in the consolidated balance sheet within other current liabilities and other long-term liabilities, net of current portion, are now presented separately. Also, the change in accrued warranty liabilities, previously reflected in the consolidated statement of cash flows within the change in other accrued liabilities, is now presented separately. In addition, accrued sales returns, accrued compensation and accrued sales and use tax, previously presented separately in the consolidated balance sheet, are now included within other current liabilities. Correspondingly, the changes in accrued sales returns and accrued compensation, previously reflected separately in the consolidated statement of cash flows, are now presented within the change in other current liabilities.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the financial position, results of operations and cash flows of the Company. The preparation of consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and allowance for credit losses, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in a business combination, impairment reviews of long-lived assets and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash, cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. At December 31, 2022, cash, cash equivalents and restricted cash included $1.7 million of restricted cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company. There was no restricted cash included in cash, cash equivalents and restricted cash at December 31, 2023. For further discussion regarding restricted cash, see Note 4 — Acquisition.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs over the expected life of the receivables. Management estimates the allowance for credit losses based on historical experience, customer payment practices and current economic trends. Actual credit losses could differ from those estimates. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The allowance for credit losses at both December 31, 2023 and 2022 was not material.

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Manufactured inventory consists of raw material, direct labor and manufacturing overhead costs. Inventory cost is calculated using a method that approximates average cost. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory reserves represents the new cost basis of such products.

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, ranging from 1 to 17 years, as follows:

Years
Equipment	5 - 10
Furniture and fixtures	2 - 7
Office equipment	3 - 5
Leasehold improvements	1 - 17

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

The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a loss recognized in the amount equal to that excess. During the year ended December 31, 2023, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill. For further discussion see Note 4—Acquisition.

Intangible Assets

Intangible assets include a customer relationship intangible associated with the Intellibed acquisition, developed technologies by Purple and Intellibed, trade names and trademarks, internal-use software, domain name costs, intellectual property and other patent and trademark related costs. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from two to 15 years.

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

Asset Impairment Charges

Long-Lived Assets and Definite-lived Intangible Assets – The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets and definite-lived intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the long-lived assets and definite-lived intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the impaired assets are reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset. The Company concluded that as of December 31, 2023, there were indicators of impairment and a recoverability test was required. Based on the results of the recoverability test, the Company concluded that the long-lived assets and definite-lived assets were not impaired as of December 31, 2023 and no impairment charges were recorded. There were no impairment charges realized on long-lived assets and definite-lived intangible assets during the years ended December 31, 2023, 2022 or 2021.

Indefinite-lived Intangible Assets – Intangible assets that have indefinite lives are not amortized but are reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Accounting guidance provides for the performance of either a quantitative assessment or a qualitative assessment before calculating the fair value of an asset. For its indefinite lived intangibles assets, the Company elected the unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative assessment to determine if their carrying values exceed their fair value. Based on the quantitative assessment, the Company concluded that the indefinite-lived intangible assets were not impaired as of December 31, 2023. In the future, if events or market conditions affect the estimated fair value to the extent that an indefinite-lived intangible asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs. Other than goodwill as discussed above, there were no impairment charges realized on indefinite-lived intangible assets during the years ended December 31, 2023, 2022 or 2021.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which the fair value can be reasonably estimated are recorded, when incurred, as components of marketing and sales expenses in the accompanying consolidated statements of operations. Marketing and sales expense in 2023, 2022 and 2021 included $2.0 million, $4.1 million and $2.7 million, respectively, related to shared advertising costs that the Company incurred under its cooperative advertising programs.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $63.8 million, $61.0 million and $149.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Recognition

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer. This principle is achieved in the following steps:

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

Determine the transaction price. Payment for sale of products through the e-commerce online channel, Purple showrooms and third-party online retailers is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Payment by traditional wholesale customers is due under customary fixed payment terms. None of the Company’s contracts contain a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates, wholesale warranty returns, and other adjustments. The estimates of variable consideration are based on historical return experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Sales Returns

The Company’s policy provides customers up to 100-days to return a mattress, pet bed or pillow and up to 30-days to return all other products (except power bases) for a full refund. Estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded in other current liabilities on the consolidated balance sheet, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year.

The Company had the following activity for accrued sales returns:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$5,107	$7,116	$8,428
Additions that reduced net revenue	34,090	35,479	45,561
Deduction from reserves for current year returns	(33,793)	(37,488)	(46,873)
Balance at end of period	$5,404	$5,107	$7,116

Accrued Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based on the results of historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company expects the estimated warranty liability to continue to increase as the Company has not reached a full 10 years of history on its 10-year mattress warranty. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.

The Company had the following activity for accrued warranty liabilities:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$24,463	$16,241	$8,397
Additions charged to cost of sales	5,866	9,856	9,234
Additions that reduced net revenue	11,996	3,453	1,536
Deduction from reserves for current year claims	(6,734)	(5,087)	(2,926)
Balance at end of period	$35,591	$24,463	$16,241

In its Form 10-Q for the quarterly period ended September 30, 2023, the Company disclosed that it had not properly accounted for the warranty terms specified in contracts with its wholesale customers when estimating the liability for warranty related returns. Based on this determination, the Company concluded that its consolidated financial statements should be revised to properly reflect the estimated liability associated with the warranty provisions in its wholesale contracts. The Company evaluated the error and determined that the related impact was not material to its results of operations or financial position for any prior annual or interim period. However, the Company corrected such errors in its consolidated financial statements as of and for the years ended December 31, 2022 and 2021.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheet as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheet and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 11– Debt for more information.

Warrant Liabilities

The Company issued 12.8 million sponsor warrants pursuant to a private placement conducted simultaneously with its initial public offering. The Company accounted for its sponsor warrants in accordance with ASC 815, under which these warrants did not meet the criteria for equity classification and were recorded as liabilities. Since the sponsor warrants met the definition of a derivative as contemplated in ASC 815, these warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820 with changes in fair value recognized in earnings in the period of change. The Company used the Black-Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model used key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash, cash equivalents and restricted cash, receivables, accounts payable, and the Company’s debt obligations. The carrying amounts of cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts. The Company’s debt arrangements are considered Level 2 instruments and fair value is estimated to be face value based on the contractual terms of the debt and market-based expectations.

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

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration. The 1.9 million sponsor warrants outstanding at December 31, 2022 had a negligible fair value. As a result, activity for the year ended December 31, 2023 was de minimis.

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2022 and 2021:

(In thousands)	Sponsor Warrants
Fair value as of December 31, 2020	$92,708
Fair value of warrants exercised	(64,311)
Change in valuation inputs(1)	(24,054)
Fair value as of December 31, 2021	$4,343
Fair value of warrants exercised	—
Change in valuation inputs(1)	(4,343)
Fair value as of December 31, 2022	$—

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2023, 2022 and 2021, the Company granted stock options under the Company’s 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company recognizes forfeitures of stock option awards as they occur.

During 2023, 2022 and 2021, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Company’s Board for services performed. Since all of these awards vested immediately, stock-based compensation was recorded on the grant date using the publicly quoted closing price of the Company’s common stock on that date as fair value.

During 2023, 2022 and 2021, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. A portion of the restricted stock units granted included a market vesting condition. The estimated fair value of the restricted stock units that do not have the market vesting condition is recognized on a straight-line basis over the vesting period. The estimated fair value of the stock units that included a market vesting condition was measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporated the probability of vesting occurring. The estimated fair value of these awards is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. The Company’s effective tax rate is primarily impacted by changes in our valuation allowance.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the tax receivable agreement may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption or exchange. The estimation of liability under the agreement is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net (loss) income per share reflects the weighted-average number of common shares outstanding during the period used in the basic net (loss) income computation plus the effect of common stock equivalents that are dilutive. The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B common stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and share-based payment awards.

Recent Accounting Pronouncements

Measurement of Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaced the incurred loss impairment guidance and established a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. These updates were effective for public companies, excluding Smaller Reporting Companies (“SRC”), for annual periods beginning after December 15, 2019, including interim periods therein. The standard became effective for all other entities for annual periods beginning after December 15, 2022, including interim periods therein. This standard is to be applied utilizing a modified retrospective approach. The standard was adopted by the Company on January 1, 2023 utilizing a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Enhanced Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those that have a single reportable segment, to provide enhanced disclosures about significant expenses. The ASU requires disclosure to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently analyzing the impact this ASU will have on its disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact this update will have on its income tax disclosures in the consolidated financial statements.

3. Underwritten Offerings of Class A Common Stock

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

The fair value of common stock issued at closing consisted of approximately 8.1 million shares of Class A common stock valued using the acquisition date closing price of $2.86. The fair value of common stock held in escrow consisted of 0.5 million shares of Class A common stock valued using the acquisition date closing price of $2.86. These shares were originally held in escrow pending resolution of net working capital adjustments and certain indemnification matters.

Contingent consideration represents the fair value of 1.5 million shares of Class A common stock issuable to Intellibed security holders if the closing price of the Company’s stock does not equal or exceed $5.00 for at least 10 trading days over any period of 30 consecutive trading days during the period beginning on the six-month anniversary of the closing date and ending on the 18-month anniversary of the closing date. The contingent shares were valued using a Monte-Carlo simulation model. Because the contingent consideration is payable with a fixed number of shares of the Company’s Class A common stock, it is classified as equity and will not require remeasurement in subsequent periods.

The fair value of effective settlement of preexisting relationships included $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was eliminated in consolidation as of December 31, 2022.

The Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective preliminary estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed required management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and asset lives, among other items. While the Company used its best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, any intangible assets, and the liabilities assumed at the acquisition date, the Company’s estimates were inherently uncertain and subject to refinement. Consequently, during the measurement period, which could have extended up to one year from the acquisition date, the Company was able record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever came first, any subsequent adjustments were reflected in the Company’s consolidated statement of operations.

During the measurement period that ended August 31, 2023, the Company finalized the determination of the working capital adjustments and the fair values allocated to various assets and liabilities, income tax provision, intangible assets and the residual amount allocated to goodwill. The table below reflects final measurement period adjustments made to various assets acquired and liabilities assumed based on updated information, and revisions to reflect the final fair value analysis associated with the two intangible assets. The corresponding offsets for these final measurement period adjustments was goodwill. The $0.1 million decrease in the acquisition date fair value of net assets acquired and liabilities assumed reflected the impact of certain Class A common shares initially held in escrow being returned to the Company upon final determination of the working capital adjustments. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition, the final measurement period adjustments and the final adjusted balances (in thousands):

Net tangible assets (liabilities):	At Date of Acquisition	Measurement Period Adjustments	Final Adjusted Balances
Cash, cash equivalents and restricted cash	$4,194	$(418)	$3,776
Accounts receivable	5,051	(443)	4,608
Inventory	4,182	(1,135)	3,047
Other current assets	126	200	326
Property and equipment	7,000	—	7,000
Operating lease right-of-use assets	5,491	—	5,491
Other long-term assets	68	—	68
Accounts payable	(2,285)	(460)	(2,745)
Other current liabilities	(2,818)	(313)	(3,131)
Operating lease obligations	(4,373)	—	(4,373)
Deferred tax liabilities	(3,868)	(416)	(4,284)
Net tangible assets (liabilities)	12,768	(2,985)	9,783
Goodwill	6,441	438	6,879
Customer relationships	8,476	2,400	10,876
Developed technology	615	29	644
Net assets acquired and liabilities assumed	$28,300	$(118)	$28,182

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

The ongoing decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis as of September 30, 2023. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill. The impairment charge was recorded in the consolidated statement of operations as a loss on impairment of goodwill.

The two identified definite lived intangible assets, comprised of customer relationships and developed technology, are being amortized over their estimated useful lives of 10 and two years, respectively. The customer relationships intangible asset represents the estimated fair value of the underlying relationships with Intellibed customers, valued utilizing the multi-period excess earnings method. The developed technology intangible represents the fair value of Intellibed industry-specific cloud and mobile software and related technologies, valued using the cost to recreate method.

The acquired cash, cash equivalents and restricted cash balance included $1.7 million of cash deposited by Intellibed in a separate account pursuant to an escrow agreement with the Company. The purpose of the escrow cash amount was to cover Intellibed’s estimated state income tax liabilities, sales tax liabilities and related filing expenses that existed prior to the acquisition date. If the actual liabilities were less than estimated, any excess cash was to be returned to the previous shareholders of Intellibed. If payments for these items exceeded the escrow balance, the Company would have been required to pay the excess. The Company recorded the escrow account balance of $1.7 million as an acquired restricted cash balance on the date of acquisition and used $0.9 million of the escrow account balance for actual expenses incurred. The excess escrow balance of $0.8 million was returned by the Company to the previous shareholders of Intellibed during the third quarter of 2023.

The Company included the financial results of Intellibed in its consolidated financial statements from the date of acquisition and recorded net revenues and pre-tax income of $9.7 million and $1.6 million, respectively, for the period from August 31, 2022 through December 31, 2022. The transaction costs associated with the acquisition of $3.9 million were recorded as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

The following table provides unaudited pro forma financial information as if Intellibed had been acquired by the Company as of January 1, 2021. The unaudited pro forma information reflects adjustments for transaction and litigation expenses, immediate restructuring savings and additional depreciation and amortization resulting from the fair value adjustments to assets acquired. The pro forma results do not include any other anticipated cost synergies or effects of the combined companies. Accordingly, pro forma amounts are not necessarily indicative of the results to be expected had the acquisition been completed on the date indicated, nor is it indicative of the future results of operations of the combined company (in thousands):

	Year Ended December 31,
	2022	2021
Net revenues	$603,739	$773,658
Net (loss) income	(86,119)	11,680

The unaudited pro forma amounts above include the following adjustments:

●	A decrease of operating expenses by $4.4 million during the year ended December 31, 2022, to eliminate costs directly related to the acquisition that do not have a continuing impact on results of operations.

●	A decrease of operating expenses by $1.5 million during the year ended December 31, 2021 to eliminate litigation costs directly related to the lawsuit between the two Companies.

●

A decrease of operating expenses by $1.5 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively, to eliminate costs directly related to immediate restructuring that do not have a continuing impact on results of operations.

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

5. Revenue from Contracts with Customers

The Company markets and sells its products through e-commerce online channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer, subject to shipping terms, as described in Note 2 – Summary of Significant Accounting Policies.

Disaggregated Revenue

The Company classifies revenue into two categories: direct-to-consumer (“DTC”) and wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple showrooms channel that sells directly to consumers who purchase at a Company showroom location. The wholesale channel includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s revenue disaggregated by sales channel and product category (in thousands):

	Years Ended December 31,
Channel	2023	2022	2021
DTC	$296,698	$330,503	$474,217
Wholesale	213,843	242,698	250,782
Revenues, net	$510,541	$573,201	$724,999

	Years Ended December 31,
Product	2023	2022	2021
Sleep products	$496,400	$556,542	$699,631
Other	14,141	16,659	25,368
Revenues, net	$510,541	$573,201	$724,999

Contract Balances

Payments for the sale of products through the e-commerce online channel, third-party online retailers, Purple showrooms and contact center are collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.7 million and $4.5 million at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2022, 2021 and 2020, respectively.

6. Inventories

Inventories consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Raw materials	$23,232	$31,167
Work-in-process	5,962	2,259
Finished goods	37,684	39,771
Inventories	$66,878	$73,197

7. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Equipment	$72,424	$66,533
Equipment in progress	15,077	19,099
Leasehold improvements	60,563	56,114
Furniture and fixtures	31,084	26,290
Office equipment	2,737	4,393
Total property and equipment	181,885	172,429
Accumulated depreciation	(53,224)	(35,756)
Property and equipment, net	$128,661	$136,673

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2023 or 2022. Interest capitalized on borrowings during the active construction period of major capital projects totaled $1.5 million, $0.7 million and $1.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense was $19.7 million, $16.2 million and $9.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.7 million and $1.0 million as of December 31, 2023 and 2022, respectively.

The following table presents the Company’s lease costs (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease costs	$19,466	$15,743	$8,910
Variable lease costs	4,121	2,311	2,207
Short-term lease costs	—	11	224
Total lease costs	$23,587	$18,065	$11,341

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2023 (in thousands):

Year ended December 31,
2024 (a)	$20,437
2025	21,231
2026	19,847
2027	19,606
2028	19,577
Thereafter	54,259
Total operating lease payments	154,957
Less – lease payments representing interest	(31,020)
Present value of operating lease payments	$123,937

(a)	– Amount consists of $21.5 million of undiscounted cash flows offset by $1.1 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2024.

As of December 31, 2023 and 2022, the weighted-average remaining term of operating leases was 8.0 years and 8.8 years, respectively, and the weighted-average discount rate was 5.77% and 5.51%, respectively, for operating leases recognized on the consolidated balance sheet.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in present value of operating lease liabilities (b)	$13,696	$9,003	$2,779
ROU assets obtained in exchange for operating lease liabilities	8,435	38,599	31,567

(b)	– Operating cash flows paid for operating leases are included within the change in operating leases, net within the Consolidated Statements of Cash Flows offset by non-cash ROU asset amortization and lease liability accretion.

The Company initially recorded $1.7 million for the present value of asset retirement obligations (ARO) to cover costs associated with the future restoration of two leased properties. During the years ended December 31, 2023, 2022 and 2021, the Company recorded accretion of the ARO liabilities totaling $0.1 million, $0.4 million and $0.1 million, respectively. The outstanding ARO liabilities totaled $2.2 million and $2.1 million at December 31, 2023 and 2022, respectively and are presented as asset retirement obligations in the consolidated balance sheets.

9. Intangible Assets

The following table provides the components of intangible assets (in thousands, except useful life):

		As of December 31, 2023			As of December 31, 2022
	Useful life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
Intellectual property		$8,456	$—	$8,456	$8,456	$—	$8,456
Trademarks		30	—	30	30	—	30
Definite-lived amortizing:
Internet domain	15	900	(370)	530	900	(310)	590
Customer relationships	10	10,876	(2,286)	8,590	10,876	(187)	10,689
Developed technology	2	644	(429)	215	644	(107)	537
Internal-use software	3	8,423	(4,048)	4,375	7,181	(1,262)	5,919
Intangible assets, net		$29,329	$(7,133)	$22,196	$28,087	$(1,866)	$26,221

Amortization expense for intangible assets was $5.3 million, $1.2 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years (in thousands):

Year ended December 31,
2024	$4,343
2025	3,242
2026	2,399
2027	1,403
2028	791
Thereafter	1,532
Total future amortization for definite-lived intangible assets	$13,710

10. Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued sales returns	$5,404	$5,107
Accrued compensation	5,064	6,691
Long-term debt and unamortized issuance costs - current portion	2,129	—
Accrued sales and use tax	1,949	2,978
Insurance financing	1,079	1,010
Accrued interest	506	7
Accrued sales tax liability assumed in acquisition	—	753
Tax Receivable Agreement Liability – current portion	—	269
Other	1,423	1,106
Total other current liabilities	$17,554	$17,921

11. Debt

Debt consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Term loan	$25,000	$24,656
Revolving line of credit	5,000	—
Less: unamortized debt issuance costs	(962)	(999)
Total debt	29,038	23,657
Current portion of debt and unamortized issuance costs (c)	(2,129)	—
Debt, net of current portion	$26,909	$23,657

(c)	– Amount is included.in other current liabilities in the consolidated balance sheet.

2023 Credit Agreements

On August 7, 2023, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into a term loan credit agreement (the “Term Loan Agreement”) with Callodine Commercial Finance, LLC and a group of financial institutions (the “Term Loan Lenders”). Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with the Bank of Montreal and a group of financial institutions (collectively the “ABL Lenders”) that provided for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements (the “2023 Credit Agreements”), the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023. Interest expense under the 2023 Credit Agreements was $2.1 million for the year ended December 31, 2023. See Note 21—Subsequent Events— Amended and Restated Credit Agreement for discussion of new credit agreement entered into subsequent to year-end that resulted in the payoff of debt under the 2023 Credit Agreements.

Term Loan Agreement and Term Loan Pledge and Security Agreement

The Term Loan Agreement provided for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans, which were fully drawn at closing, were used for general corporate purposes. The borrowing rates under the Term Loan Agreement were based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans were to be repaid at the earlier of (a) a three-year amortization schedule ending on August 7, 2026 or (b) the payment in full of the ABL Agreement. The Term Loans could be prepaid in whole or in part at any time, but subject to a prepayment premium. There were also potential mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans could be reborrowed.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the Term Loan Agreement were secured by a perfected second-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected first-priority security interest in substantially all other assets of the Loan Parties, including, without limitation, the intellectual property and equipment of the Loan Parties, subject to certain exceptions.

The Term Loan Agreement provided for customary events of default which included non-payment and failure to perform or observe covenants. The Term Loan Agreement contained customary indemnifications that benefited the Term Loan Lenders.

The Term Loan Agreement also contained representations, warranties and certain covenants of the Loan Parties. While any amounts were outstanding under the Term Loan Agreement, the Loan Parties were subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, each of which were subject to certain exceptions. In particular, the Loan Parties were (i) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the Term Loan Agreement, and (ii) required to maintain a minimum revolving loan availability under the ABL Agreement. Each Loan Party was also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties failed to perform their obligations under these and other covenants, or any event of default occurred, the Term Loans, together with accrued interest, could have been declared immediately due and payable.

ABL Agreement and ABL Pledge and Security Agreement

The ABL Agreement provided for up to $50.0 million of revolving loans subject to a borrowing base calculation and minimum availability requirements (with sub-facilities for swing line loans and the issuance of letters of credit), with incremental increases available up to $20.0 million (the “ABL Loans”), subject to certain conditions, availability reserves, minimum availability requirements, borrowing base calculations, and restrictive covenants. In October 2023, the ABL Lenders implemented an availability reserve of $5.0 million, which reduced the amount available under the borrowing base. No funds were drawn under the ABL Agreement at closing and there was $5.0 million outstanding at December 31, 2023. The Company was able to use the funds drawn under the ABL Agreement to finance permitted acquisitions defined in the agreement and for working capital, capital expenditures and other general corporate purposes. Outstanding principal and accrued interest on the ABL Loans were to be repaid on August 7, 2026.

The borrowing rates under the ABL Agreement accrued on a three-tiered grid based on revolving availability, ranging from (i) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 2.75% per annum to (ii) SOFR, plus a credit spread adjustment of 0.10% per annum, plus 3.25% per annum, with a SOFR floor of 0% per annum. The ABL Loans could be prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. There were also potential mandatory prepayment obligations based on certain asset dispositions, casualty events, equity issuances and extraordinary receipts.

Pursuant to a pledge and security agreement, the Loan Parties’ obligations under the ABL Agreement were secured by a perfected first-priority security interest in the cash, inventory and accounts receivable of the Loan Parties, and a perfected second-priority security interest in substantially all of the other assets of the Loan Parties, subject to certain exceptions.

The ABL Agreement provided for customary events of default such as non-payment and failure to perform or observe covenants. The ABL Agreement contained customary indemnifications that benefited the ABL Lenders.

The ABL Agreement also contained representations, warranties and certain covenants of the Loan Parties. The Loan Parties were subject to affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, and transactions with affiliates, among other customary covenants, in each case, subject to certain exceptions. In particular, the Loan Parties were (i) restricted from incurring additional debt up to certain amounts, subject to limited exceptions, as set forth in the ABL Agreement, and (ii) if revolving availability under the ABL Agreement was less than a specified amount, required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Agreement), and (iii) required to maintain a specified minimum revolving availability. Each Loan Party was also restricted from paying dividends or making other distributions or payments on its respective capital stock, subject to limited exceptions. If the Loan Parties failed to perform their obligations under these and other covenants, or if any event of default occurred, the revolving loan commitments under the ABL Agreement could have been terminated and any outstanding ABL Loans, together with accrued interest, could have been declared immediately due and payable and any outstanding letters of credit could have been made to be cash collateralized.

2023 Credit Agreement Defaults

The Company, as of September 30, 2023, was not in compliance with its debt covenants under each of the 2023 Credit Agreements due to (i) the Company’s failure to (a) provide certain financial reporting and related materials on a timely basis and (b) complete certain post-closing deliverables as required under the ABL Agreement and (ii) the Company drawing on the loan under the ABL Agreement while the above events of default were in existence (collectively, the “Subject Events of Default”).

On November 6, 2023, the Company entered into (i) a First Amendment and Waiver to the ABL Agreement (the “ABL Amendment”) and (ii) a First Amendment and Waiver to the Term Loan Agreement (the “Term Loan Amendment”), with the Term Loan Lenders and ABL Lenders, respectively (collectively, the “Lenders”), which included waivers of the Subject Events of Default. These amendments, among other things, included additional reporting obligations under the 2023 Credit Agreements, the appointment of a third-party consultant, and daily cash sweeps from the Loan Parties’ accounts to an account maintained at the ABL Lender. If the Company had not been able to comply with such additional requirements it may have experienced future events of default, which could have limited its ability to access the ABL Loans and adversely affected the Company’s financial position and results of operations. As of December 31, 2023, the Company was in compliance with all of the financial covenants related to the 2023 Credit Agreement, as amended.

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

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. The amendment, among other things, revised various covenants associated with the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the 2023 condensed consolidated statement of operations.

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

In connection with the Company’s execution of both the Term Loan Agreement and ABL Agreement, the Company terminated its 2020 Credit Agreement in August 2023. The Company had no outstanding borrowings under the 2020 Credit Agreement at the time of termination. The termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs related to the 2020 Credit Agreement were recorded as a loss on extinguishment of debt in the 2023 condensed consolidated statement of operations. Interest expense under the 2020 Credit Agreement totaled $1.3 million, $4.1 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the scheduled maturities of debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2024	$2,500
2025	2,500
2026	25,000
2027	—
2028	—
Thereafter	—
Total	$30,000

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

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration. The 1.9 million sponsor warrants outstanding at December 31, 2022 had a negligible fair value and no sponsor warrants were exercised in 2022. In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million.

The Company determined the fair value of the sponsor warrants using a Black-Scholes model with the following assumptions:

	December 31,
	2022	2021
Trading price of common stock on measurement date	$4.79	$13.27
Exercise price	$5.75	$5.75
Risk free interest rate	4.04%	0.39%
Warrant life in years	0.1	1.1
Expected volatility	80.59%	73.78%
Expected dividend yield	—	—

During the years ended December 31, 2022 and 2021, the Company recognized gains of $4.3 million and $24.1 million, respectively, in its consolidated statements of operations related to decreases in the fair value of the sponsor warrants exercised during the respective periods or that were outstanding at the end of the respective periods.

13. Commitments and Contingencies

Required Member Distributions

Prior to the Business Combination and pursuant to the then applicable First Amended and Restated Limited Liability Company Agreement (the “First Purple LLC Agreement”), Purple LLC was required to distribute to its members an amount equal to 45 percent of Purple LLC’s net taxable income following the end of each fiscal year. The First Purple LLC Agreement was amended and replaced by the Second Amended and Restated Limited Liability Company Agreement (the “Second Purple LLC Agreement”) on February 2, 2018 as part of the Business Combination. The Second Purple LLC Agreement was amended and replaced by the Third Amended and Restated Limited Liability Company Agreement (the “Third Purple LLC Agreement”) on September 3, 2020. The Second Purple LLC Agreement and the Third Purple LLC Agreement do not include any mandatory distributions, other than tax distributions. During the year ended December 31, 2021, the Company paid $1.2 million in tax distributions under these agreements. There were no tax distributions paid during the years ended December 31, 2023 and 2022. The Company’s consolidated balance sheets at both December 31, 2023 and 2022 had $0.1 million of accrued tax distributions included in other current liabilities.

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

Purple LLC Class B Unit Exchange Right

On February 2, 2018, in connection with the closing of the Business Combination, the Company entered into an exchange agreement with Purple LLC, InnoHold and Class B Unit holders who become a party thereto (the “Exchange Agreement”), which provides for the exchange of Purple LLC Class B Units (the “Class B Units”) and shares of Class B common stock (together with an equal number of Class B Units, the “Paired Securities”) for, at the Company’s option, either (A) shares of Class A common stock at an initial exchange ratio equal to one Paired Security for one share of Class A common stock or (B) a cash payment equal to the product of the average of the volume-weighted closing price of one share of Class A common stock for the 10 trading days immediately prior to the date InnoHold or other Class B Unit holders deliver a notice of exchange multiplied by the number of Paired Securities being exchanged. In December 2018, InnoHold distributed Paired Securities to Terry Pearce and Tony Pearce who agreed to become parties to the Exchange Agreement. In June 2019, InnoHold distributed Paired Securities to certain current and former employees who also agreed to become parties to the exchange agreement. Holders of Class B Units may elect to exchange all or any portion of their Paired Securities as described above by delivering a notice to Purple LLC.

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

During the years ended December 31, 2023 and 2021, 0.2 million and 0.1 million of Paired Securities were exchanged for shares of Class A common stock, respectively. There were no Paired Securities exchanged for Class A common stock during the year ended December 31, 2022.

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

Legal Proceedings

On October 13, 2020, Purple LLC filed a lawsuit against Responsive Surface Technology, LLC and its parent company, PatienTech, LLC (collectively referred to as “ReST”) in the U.S. District Court for the District of Utah. Purple LLC seeks damages from ReST’s multiple breaches of its obligations to Purple LLC, including infringing upon Purple LLC’s trademarks, patents, and trade dress, among other claims. On October 21, 2020, ReST filed a retaliatory lawsuit against Purple LLC, and some of the Company’s board members and former border members, also in the United States District Court for the District of Utah. Subsequently, the two cases were consolidated into one because the cases involve many of the same facts and transactions.  ReST filed a motion to compel arbitration of most of the claims.  The Court granted ReST’s motion and stayed the proceedings in the United States District Court for the District of Utah. The Court also ruled that ReST’s claims against the Company’s board members were not subject to arbitration, and the Court stayed the claims against those individuals.  The parties’ claims and counterclaims subject to arbitration were then litigated before a single arbitrator with the American Arbitration Association. During the litigation, ReST was sanctioned for improper litigation conduct, and certain of its defenses and claims were stricken, and costs were ordered to be paid by ReST to Purple LLC.  A two-week evidentiary arbitration hearing was held in the summer of 2023. On March 8, 2024, the Arbitrator issued his final award in Purple’s favor, awarding $3.3 million in damages and attorney’s fees on Purple’s affirmative claims, and only a de minimis amount to ReST on their counterclaims.  Purple LLC will immediately move to convert the award into a judgment against ReST in the United States District Court for the District of Utah.  Purple LLC will then seek judicial enforcement of the judgment if ReST does not voluntarily pay.

On May 3, 2022, Purple LLC filed a complaint against Photon Interactive UK Limited (“Photon”) in the U.S. District Court for the District of Delaware regarding a Master Professional Services Agreement with Photon dated on or around November 1, 2019. Photon counter-sued, seeking payment for the $0.1 million withheld by Purple LLC, and also advancing a vague claim for tortious interference. On August 31, 2022, Purple LLC filed an amended complaint adding additional claims pertaining to Photon’s failure to deliver a point-of-sale system pursuant to the Master Professional Services Agreement. Purple LLC is seeking judgment against Photon in the amount of $4.0 million. The case was stayed in September 2023 to allow the parties to mediate the dispute. Mediation did not result in a settlement. The parties are presently negotiating an amended scheduling order to set this matter for trial in late 2024 or early 2025.

In December 2022, Terry and Tony Pearce, Purple’s founders, filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the Pearces alleged that they each entered into employment agreements with Purple LLC in February 2018. The Pearces contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The Pearces calculated that they were each owed “no less than $500,000” in unpaid salary. Purple Inc. moved to dismiss the Pearces’ claims in full, arguing that the Pearces’ legal theories are flawed and that the amended pleading reflected the Pearces’ inability to rehabilitate their claims. In October 2023, the Fourth Judicial District Court granted Purple Inc.’s motion and ordered that the claims brought by the Pearces be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The Pearces have filed a notice reflecting their intent to appeal to either the Utah Court of Appeals or the Utah Supreme Court. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the Pearces’ appeal.

On April 3, 2023, InnoHold, LLC, Terry Pearce, and Tony Pearce (collectively, the “InnoHold Parties”) filed a complaint against Purple LLC in the Delaware Court of Chancery, captioned InnoHold, LLC et al. v. Purple Innovation, LLC, Case No. 2023-0393-PAF (Del. Ch. Apr. 3, 2023). The complaint alleges that Purple LLC breached the Second Amended and Restated Limited Liability Company Agreement of Purple Innovation, LLC, dated as of February 2, 2018 (the “LLC Agreement”), by failing to pay the full amount of tax distributions owed under the LLC Agreement. The InnoHold Parties seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as its legal fees and expenses incurred in connection with the litigation. On June 13, 2023, Purple LLC filed an answer to the complaint denying the InnoHold Parties’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor. The outcome of the litigation cannot be predicted at this early stage in the proceedings. Purple LLC intends to vigorously defend against these claims.

On March 24, 2023, Purple LLC filed a complaint against Tempur Sealy International, Inc., Sealy Technology LLC and Sealy Mattress Manufacturing Co., LLC (collectively, “Sealy”) in the U.S. District Court for the Middle District of North Carolina for infringement of Purple LLC’s U.S. Patent No. 11,317,733 entitled “Mattress Including an Elastomeric Cushioning Element and a Pocketed Coil Layer and Related Methods.” On July 17, 2023, Purple LLC filed a First Amended Complaint further detailing Sealy’s infringement of the patent through Sealy’s direct and indirect infringement by making, using, offering for sale, and/or importing into the United States Sealy FlexGrid Hybrid Construction mattresses. Purple seeks judgment of willful infringement, trebled damages, a permanent injunction, prejudgment and post-judgment interest, costs, expenses, and attorneys’ fees. Sealy filed its response to Purple’s First Amended Complaint on July 31, 2023. Discovery is ongoing but was temporarily stayed for 30 days on March 6, 2024 to allow the parties to discuss settlement; a claim construction hearing has been scheduled for May 23, 2024. On March 12, 2024, the parties entered into a confidential settlement agreement. The parties will take all necessary actions to ensure that the action and counterclaims are dismissed with prejudice.

On March 27, 2023, Sealy Technology, LLC (“Sealy Technology”) filed a Petition for Cancellation with the U.S. Patent and Trademark Office, Trademark Trial and Appeal Board (“TTAB”), seeking cancellation of Purple LLC’s Trademark Registration No. 5,416,146 for HYPER-ELASTIC POLYMER in Class 20 for “elastomeric polymer in pre-shaped form sold as an integral component of pillows” (the “Registration”). On June 18, 2023, Sealy Technology filed an Amended Petition, which seeks cancellation of the Registration on the basis that the term is generic. On September 25, 2023, the TTAB denied Purple LLC’s previously filed motion to dismiss and issued a new schedule. On October 16, 2023, Purple LLC filed its Answer to the Amended Petition. Discovery opened on November 14, 2023, and is scheduled to conclude on May 12, 2024. On March 12, 2024, the parties entered into a confidential settlement agreement. The parties will take all necessary actions to ensure that the action and counterclaims are dismissed with prejudice.

On August 16, 2023, Sealy Technology filed a Notice of Opposition with the TTAB, requesting that the U.S. Patent and Trademark Office deny Purple LLC’s pending Trademark Application No. 97,650,658 for HYPER-ELASTIC POLYMER in Class 20 for “mattresses; seat cushions” (the “Application”), on the grounds that the mark is merely descriptive or deceptively misdescriptive. On September 25, 2023, Purple LLC filed a motion to dismiss all claims. On October 5, 2023, the TTAB suspended all deadlines in the proceeding, pending the outcome of the motion to dismiss. On October 17, 2023, Sealy Technology filed its opposition to the motion to dismiss. Purple LLC filed its reply in support of its motion to dismiss on November 6, 2023, and also requested that the TTAB strike Sealy Technology’s opposition as untimely.  On January 1, 2024 the TTAB denied Purple LLC’s motion to dismiss and consolidated the opposition and cancellation proceedings and issued a new schedule. On March 12, 2024, the parties entered into a confidential settlement agreement. The parties will take all necessary actions to ensure that the action and counterclaims are dismissed with prejudice.

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

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. See Note 13—Commitments and Contingencies—Subscription Agreement and Preemptive Rights for further discussion.

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum, on behalf of certain investment funds and accounts, to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. In response, the Board authorized the formation of a special committee of independent and disinterested directors of the Company (the “Special Committee”) to evaluate the Coliseum proposal and determine the course of action that was in the best interests of all the Company’s shareholders. The Special Committee approved the adoption of a limited-duration stockholder rights agreement (the “Rights Agreement”).

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

On February 14, 2023, the Company declared a dividend of one new PRPLS for each 100 shares of its common stock owned by the Company’s shareholders. PRPLS holders could have allocated all, none, or a portion of their votes to each director nominee up for election at the Company’s meetings of shareholders. On February 24, 2023, the Company issued 1.0 million PRPLS shares which traded along with the common stock. While the PRPLS were outstanding, any new issuances of common stock would have automatically included a proportionate number of PRPLS.

On February 21, 2023, Coliseum filed a lawsuit against the Company and several members of its Board alleging that the Company and the named directors authorized an improper dividend of preferred stock in bad faith to impede stockholder voting rights and interfere with Coliseum’s nomination of a competing slate of director candidates ahead of the Company’s 2023 annual meeting of stockholders.

On April 19, 2023, the Company entered into a Cooperation Agreement with Coliseum to resolve the litigation. The Cooperation Agreement, which became effective on April 27, 2023, included, among other things, the following:

●	The Board was increased from seven directors to eight.

●	Board member and Coliseum managing partner Adam Gray was appointed Chairman of the Board.

●	The Company terminated the Rights Agreement and agreed not to adopt a new stockholder rights agreement prior to the termination of the Cooperation Agreement without Coliseum’s prior consent. As a result, all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

●	The Company redeemed all outstanding shares of PRPLS and agreed not to issue any similar security or take any other action prior to the termination of the Cooperation Agreement that would change the stockholder voting standards from those in effect prior to the issuance of the PRPLS. As a result, all shares of preferred stock previously designated as PRPLS were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. The Company made a $0.1 million payment to redeem the PRPLS based on a record date as of April 28, 2023. The PRPLS redemption payment was reflected in the Company’s consolidated balance sheet as a reduction to additional paid-in capital.

●	The Company agreed to reimburse Coliseum for up to $4.0 million of out-of-pocket fees, costs, and expenses incurred in connection with the lawsuit.

●	The Company terminated the Special Committee and Coliseum dismissed its litigation against the Company.

●	At both the 2023 and 2024 annual meetings of stockholders, Coliseum agreed to cause all of the common stock that it or any of its affiliates had the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership to exceed 44.7% of the total outstanding common stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and on (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement will terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

Purple Founder Entities

TNT Holdings, LLC (herein “TNT Holdings”), EdiZONE, LLC, (herein “EdiZONE”, an entity wholly owned by TNT Holdings), and InnoHold (collectively the “Purple Founder Entities”) were entities under common control with Purple LLC prior to the Business Combination. TNT Holdings and InnoHold are majority owned and controlled by Terry Pearce and Tony Pearce (the “Purple Founders”), who were appointed to the Company’s Board following the Business Combination. InnoHold was a majority shareholder of the Company until it sold a portion of its interests in a secondary public offering in May 2020 and the remainder of its interests in a secondary public offering in September 2020. The Purple Founders resigned as employees of Purple LLC and retired from the Board in August 2020.

Purple LLC began leasing the Alpine facility from entities controlled by the Purple Founders in 2010. On September 3, 2021, in accordance with the terms of that original lease, Purple LLC gave notice that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement that rescinded the Company’s previous notice of termination and extended the term such that the lease remained in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to its owner on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination. In conjunction with leasing the Alpine facility, Purple LLC incurred rent expense of $0.8 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the year ended December 31, 2021, Purple LLC paid InnoHold through withholding payments directly to various states, an aggregate of $0.6 million in required tax distributions pursuant to the Third Purple LLC Agreement. There were no such payments made by Purple LLC during the years ended December 31, 2023 and 2022.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized at a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders and participate in dividends, if declared by the Board, or receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Holders of Class A common stock and Class B common stock are entitled to one vote per share on matters to be voted on by stockholders. At December 31, 2023, 105.5 million shares of Class A common stock were outstanding.

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

In connection with the Business Combination, approximately 44.1 million shares of Series B Stock were issued to InnoHold as part of the equity consideration. InnoHold subsequently transferred a portion of its shares to permitted transferees and exchanged its remaining shares for Class A common stock that it sold. All of the 0.2 million shares of Class B common stock outstanding at December 31, 2023 were held by other parties.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized at a par value of $0.0001 per share. The preferred stock may be issued from time to time in one or more series. The directors are expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2023, there were no shares of preferred stock outstanding. On September 25, 2022 the Rights Agreement was adopted and 0.3 million shares of the Company’s preferred stock were designated as Series A Junior Participating Preferred Shares. See Note 14—Related Party Transactions— Coliseum Capital Management LLC for discussion regarding the Rights Agreement and the PRPLS.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration. There were no sponsor warrants exercised during 2023 or 2022. In 2021, 6.6 million sponsor warrants were exercised resulting in the issuance of 2.3 million shares of Class A common stock and cash proceeds to the Company of $0.1 million.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At December 31, 2023 and 2022, the combined NCI percentage in Purple LLC was 0.2% and 0.5%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

16. Net (Loss) Income Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to Purple Innovation, Inc. – basic	$(120,757)	$(92,470)	$3,114
Less: Dilutive effect of change in fair value – warrant liabilities	—	—	(24,054)
Less: Net loss attributable to noncontrolling interest	(458)	—	(166)
Net loss attributable to Purple Innovation, Inc. – diluted	$(121,215)	$(92,470)	$(21,106)
Denominator
Weighted average shares – basic	103,602	81,779	65,928
Add: Dilutive effect of warrants	—	—	920
Add: Dilutive effect of Class B shares	334	—	454
Weighted average shares – diluted	103,936	81,779	67,302
Net (loss) income per common share:
Basic	$(1.17)	$(1.13)	$0.05
Diluted	$(1.17)	$(1.13)	$(0.31)

For the year ended December 31, 2023, the Company excluded 3.9 million shares of Class A common stock issuable upon conversion of certain warrants, stock options and restricted stock as the effect was anti-dilutive. For the year ended December 31, 2022, the Company excluded 3.5 million of Class A common shares issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting, and 0.4 million of Paired Securities convertible into shares of Class A common stock as their effect was anti-dilutive. For the year ended December 31, 2021, the Company excluded 2.6 million shares of Class A common stock issuable upon conversion of certain stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive.

17. Equity Compensation Plans

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Incentive Plan or with respect to which awards may be granted may not exceed 7.9 million shares. As of December 31, 2023, 2.8 million shares remain available for issuance under the 2017 Incentive Plan. During the years ended December 31, 2023, 2022 and 2021, stock-based compensation associated with equity awards issued under the 2017 Incentive Plan totaled $4.9 million, $3.4 million and $3.4 million, respectively, while the related tax benefits recognized on these awards were $1.5 million, $0.9 million and $3.9 million, respectively.

Class A Common Stock Awards

In June 2023, the Company granted stock awards under the 2017 Incentive Plan to non-executive directors on the Board. The stock awards vested immediately and the Company issued 0.2 million shares of Class A common stock and recognized $0.6 million in expense during the year ended December 31, 2023, which represented the fair value of the stock awards on the grant date.

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

Amended and Restated Grant Agreements

On March 15, 2023, in accordance with the 2017 Incentive Plan, the Company entered into amended and restated grant agreements relating to stock options and restricted stock unit awards previously granted to the Company’s chief executive officer in March 2022 and June 2022. The amended agreements revised the vesting schedule of the awards included in each grant. Pursuant to these agreements, 0.3 million of restricted stock units and stock options fully vested on March 25, 2023, another 0.3 million of restricted stock units and stock options, which included conditionally granted awards that were approved by shareholders at the 2023 Annual Meeting, will vest on March 25, 2024, and the remaining 0.3 million of conditionally granted awards approved by shareholders at the 2023 Annual Meeting will vest in full on March 25, 2025. These amendments resulted in the acceleration of $0.8 million of stock-based compensation expense into fiscal 2023 compared to the expense that would have been recorded based on vesting under the original agreements.

Employee Stock Options

In June 2023, the 0.3 million of conditionally granted stock options to the Company’s chief executive officer were approved by shareholders. These stock options have an exercise price of $6.82 per option, expire in four years and vest over a two-year period. The fair value of this award, which was determined to be $0.1 million on the effective date, is being expensed over the vesting period on a straight-line basis.

In March and June 2022, the Company granted 0.5 million and 0.1 million stock options, respectively, under the 2017 Equity Incentive Plan to its chief executive officer at an exercise price of $6.82 per option. The stock options expire in five years and were to vest over a three-year period. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the stock options granted in March 2022 because of annual limits set forth in the 2017 Equity Incentive Plan. The Company determined the fair value of the net award of 0.2 million stock options to be $0.4 million which was expensed on a straight-line basis over the vesting period.

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

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2023, 2022 and 2021 using the Black-Scholes method:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date value	$0.22	$2.02	$8.71
Risk free rate	4.48%	2.67%	0.58%
Dividend yield	—	—	—
Expected volatility	44.98%	54.22%	52.43%
Expected term in years	2.58	3.45	3.55

In December 2021, 0.6 million of vested stock options related to the former Chief Executive Officer had the post-termination exercise period extended from 90 days to 352 days upon his resignation and departure from the Company. The $0.5 million of additional cost associated with this modification was recorded as stock-based compensation expense in the 2021 consolidated statement of operations.

The following table summarizes the Company’s total stock option activity for the year ended December 31, 2023:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of December 31, 2022	819	$8.68	2.3	$—
Granted	295	6.82	—	—
Forfeited	(33)	16.20	—	—
Expired	(218)	7.17	—	—
Options outstanding as of December 31, 2023	863	8.13	2.2	—

Outstanding and exercisable stock options as of December 31, 2023 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	151	0.4	151	0.4	$—
6.82	500	3.3	167	3.3	—
7.99	19	0.9	19	0.9	—
8.32	108	0.5	108	0.5	—
13.12	61	1.4	57	1.4	—
32.28	24	2.2	24	2.2	—
	863	2.2	526	1.5	$—

The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2023:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2022	307	$2.84
Granted	295	0.22
Vested	(232)	2.55
Forfeited	(33)	5.69
Nonvested options as of December 31, 2023	337	$0.41

The Company recognized $0.5 million, $0.7 million and $2.1 million in stock-based compensation expense related to stock options during the years ended December 31, 2023, 2022 and 2021, respectively.

For stock options outstanding as of December 31, 2023, there was $0.1 million of total unrecognized stock compensation cost with a remaining recognition period of 0.8 years.

Cash received from the exercise of stock options was $0.2 million and $1.4 million in 2022 and 2021, respectively. The tax benefit associated with the exercise of these stock options was $0.4 million and $1.6 million in 2022 and 2021, respectively. The total intrinsic value of stock options exercised in 2022 and 2021 was $0.1 million and $2.7 million, respectively. There were no stock options exercised in 2023. The fair value of stock options vested in 2023, 2022 and 2021 totaled $0.6 million, $0.7 million and $1.9 million, respectively.

Employee Restricted Stock Units

In 2023, the Company granted 2.4 million restricted stock units under the 2017 Incentive Plan to certain members of the Company’s management team. Approximately one-half of the restricted stock units granted included a market vesting condition. During 2022, the Company granted 1.1 million restricted stock units under the 2017 Equity Incentive Plan to certain management of the Company. Approximately one-half of these restricted stock unit grants included a market vesting condition. In 2021, the Company granted 0.2 million of restricted stock units under the Company’s 2017 Equity Incentive Plan to certain management of the Company. Approximately one-third of these restricted stock unit grants included a market vesting condition. The restricted stock awards granted in 2023, 2022 and 2021 that did not have a market vesting condition had weighted average grant date fair values of $2.75, $5.53 and $19.25 per share, respectively. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

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

The restricted stock awards granted in 2023, 2022 and 2021 that did have a market vesting condition had weighted average grant date fair values of $1.92, $3.71 and $16.28 per share, respectively. For these awards, the estimated fair value was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of these awards using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Trading price of common stock on measurement date	$2.72	$5.33	$24.88
Risk free interest rate	4.29%	2.89%	0.43%
Expected life in years	2.7	2.9	2.7
Expected volatility	89.9%	85.1%	77.0%
Expected dividend yield	—	—	—

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2023:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of December 31, 2022	1,235	$5.47
Granted	2,429	2.33
Vested	(309)	6.32
Forfeited	(298)	4.63
Nonvested restricted stock units as of December 31, 2023	3,057	$2.97

The Company recorded restricted stock unit expense of $3.7 million, $2.1 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

For restricted stock units outstanding as of December 31, 2023, there was $5.5 million of total unrecognized stock compensation cost with a remaining recognition period of 1.8 years. The weighted average grant date fair value of restricted stock units granted in 2022 and 2021 was $4.72 and $18.18, respectively.

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

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$285	$305	$303
Marketing and sales	616	863	541
General and administrative	3,730	2,033	2,472
Research and development	244	165	50
Total non-cash stock compensation	$4,875	$3,366	$3,366

18. Employee Retirement Plan

In 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $3.8 million, $3.6 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

19. Concentrations

The Company had the following disaggregated net revenues by geographic region (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$506,538	$563,927	$708,976
International	4,003	9,274	16,023
Total revenue, net	$510,541	$573,201	$724,999

The Company had one individual customer that accounted for approximately 23% and 52% of accounts receivable at December 31, 2023 and 2022, respectively, and approximately 10%, 15% and 15% of net revenue during the years ended December 31, 2023, 2022 and 2021, respectively.

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

20. Income Taxes

The Company’s (loss) income before income taxes of $(121.2) million, $120.4 million and $1.4 million during the years ended December 31, 2023, 2022 and 2021, respectively, consisted entirely of income earned in the United States.

Income tax (benefit) expense for the years ended December 31, 2023, 2022 and 2021 consist of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$(167)	$(1,030)	$1,692
State	217	344	699
Total current	50	(686)	2,391
Deferred:
Federal	(42)	169,180	(6,678)
State	—	44,675	2,765
Total deferred	(42)	213,855	(3,913)
Income tax (benefit) expense	$8	$213,169	$(1,522)

Income tax (benefit) expense differs from the amount computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Tax (provision) benefit at Federal statutory rate	$(25,454)	$25,293	$299
State income tax provision (benefit), net of federal benefit	(6,235)	292	(821)
Noncontrolling interest	96	59	(418)
Tax receivable agreement liability	—	(34,014)	(843)
Change in fair value – warrant liabilities	—	(912)	(5,051)
Change in valuation allowance	35,592	189,870	—
Remeasurement due to rate change	(31)	2,530	3,287
Research and development tax credits	(1,113)	(1,763)	—
Remeasurement of investment in Purple LLC	(4,028)	29,822	1,834
Nondeductible compensation	281	—	531
Stock-based compensation	605	2,303	(330)
Other	295	(311)	(10)
Income tax (benefit) expense	$8	$213,169	$(1,522)

Deferred income taxes at December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Basis difference in Purple LLC investment	$156,521	$131,260
Tax over book basis in capital contributions	78,158	100,413
Start-up costs	405	449
Stock-based compensation	999	874
Interest carryforwards	2,314	1,573
Research and development tax credits	2,712	1,389
Charitable contribution carryforwards	121	77
Net operating losses	62,550	32,681
Total net deferred income tax asset	303,780	268,716
Less: Valuation allowance	(303,780)	(268,716)
Net deferred income tax asset	$—	$—

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

At December 31, 2021, the Company did not record a valuation allowance on its deferred tax assets except for the tax over book basis in capital contributions, which was determined to not be realizable. During 2022, the Company entered into a three-year cumulative loss position and determined that it would not be able to generate sufficient taxable income to utilize its deferred tax assets. Based on this and other negative evidence, the Company concluded it was more likely than not that its deferred tax assets would not be realized and that a full valuation allowance for its deferred tax assets was required. As a result, $176.9 million of the valuation allowance associated with the Company’s federal and state deferred tax assets was recorded along with an income tax expense in 2022. Income tax expense in 2023 was de minimis and the Company continues to maintain a full valuation allowance on its deferred tax assets based on its three-year cumulative loss position.

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

During 2022, the Company concluded a tax receivable agreement liability was not probable and correspondingly reduced its tax receivable agreement liability to zero. As a result, the Company recognized tax receivable agreement income of $162.0 million in the Company’s consolidated statement of operations for the year ended December 31, 2022. There was no tax receivable agreement liability recorded during 2023.

As of December 31, 2023, the Company estimates it will have approximately $50.0 million of tax-affected U.S. net operating loss (“NOL”) carryforwards, of which $49.5 million do not have an expiration date and $0.5 million expire in 2037. The Company also had approximately $12.6 million of tax-affected NOL carryforwards to reduce future state taxable income at December 31, 2023, which have various carryforward periods and begin to expire in 2026, if unused. Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2023, we have not completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company's formation due to the complexity and cost associated with such study, and the fact that there may be additional such ownership changes in the future. The federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future could be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or credit carryforwards, either due to ongoing operating losses or due to ownership change limitations.

The Company estimates federal research and development (“R&D”) tax credit carryforwards will be approximately $2.0 million as of December 31, 2023, which begin to expire in 2042, if unused. The Company also had approximately $1.3 million of state tax credit carryforwards to reduce future state tax liability at December 31, 2023, which have various carryforward periods and begin to expire in 2030, if unused.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. There were no unrecognized tax benefits recorded in the 2021 consolidated financial statements.

The following table summarizes the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022:

(In thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits as of December 31, 2021	$—
Increase due to current year tax positions	177
Increase due to prior year tax positions	264
Increase due to acquisition	152
Unrecognized tax benefits as of December 31, 2022	$593
Increase due to current year tax positions	215
Increase due to prior year tax positions	291
Decrease due to lapse of statute of limitations	(153)
Unrecognized tax benefits as of December 31, 2023	$946

The Company remains subject to income tax examinations for its U.S. federal income taxes for 2017 through 2023. The Company also remains subject to income tax examinations for U.S. state and local income taxes generally for 2017 through 2023.

21. Subsequent Events

Amended and Restated Credit Agreement

On January 23, 2024, the Loan Parties entered into a Second Amendment to the Term Loan Agreement (the “Second Amendment”) and concurrently therewith an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Term Loan Agreement, with CCP, Blackwell, Harvest Small Cap Partners Master, Ltd. (“Harvest Master”), Harvest Small Cap Partners, L.P. (“Harvest Partners”), and HSCP Strategic IV, L.P. (“HSCP” and together with CCP, Blackwell, Harvest Master, and Harvest Partners, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the rights and obligations of the Loan Parties under the Term Loan Agreement and, pursuant to the Second Amendment and the Amended and Restated Credit Agreement, have agreed to refinance existing obligations with a new term loan to Purple LLC. The Second Amendment and the Amended and Restated Credit Agreement, among other things, included the following:

●	A term loan in the amount of $61.0 million (the “Loan”) was funded by the Lenders that repaid in full the $25.0 million of Term Loans outstanding, repaid in full the $5.0 million of ABL Loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest, and expenses) equal to approximately $27.0 million. Pursuant to entering into these agreements, the Company incurred fees and expenses of $3.5 million.

●	In connection with the Amended and Restated Credit Agreement, all obligations under the ABL Agreement have been paid in full and the ABL Agreement has been terminated.

●	Interest on the Loan is payable each month and the principal outstanding is due on December 31, 2026, the maturity date of the Loan. Purple LLC may elect for interest to be capitalized and added to the principal amount.

●	The Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce its cash obligations, 10.25% per annum). Any prepayments on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Amended and Restated Credit Agreement and agreements ancillary thereto provide for certain remedies to the Lenders in the event of customary events of default.

●	The Company may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by Purple LLC to the extent agreed to by the lenders at their discretion.

●	Granted a security interest to the Lenders in substantially all of the assets (subject to certain limited exceptions) of the Loan Parties to secure the Loan Parties’ obligations under the Amended and Restated Credit Agreement and any other agreements contemplated thereby (including all outstanding loans as of the date of the Amended and Restated Credit Agreement), including a security interest in the intellectual property owned by the Loan Parties and the intellectual property licenses held by the Loan Parties pursuant to the Amended and Restated Credit Agreement and an Amended and Amended and Restated Pledge and Security Agreement among the Loan Parties and the Agent (the “Security Agreement”).

●	The Loan Parties (other than Purple LLC) provided an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the Amended and Restated Credit Agreement.

●	Removed restrictions and requirements typically associated with an asset-based loan.

●	The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions.

Warrants Issued

Also on January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued warrants to the Lenders (the “Warrants”) to purchase 20.0 million shares of the Company’s Class A common stock at a price of $1.50 per share, subject to certain adjustments. The terms of the Warrants are described as follows:

●

Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption.

●	The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held of record on all matters to be voted on by stockholders generally.

●	While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption (the “45-day redemption period”) to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders.

●	A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

●	If the number of outstanding shares of Class A common stock is increased by a stock dividend payable in shares of Class A common stock, or by a split-up of shares of Class A common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of Class A common stock issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding shares of Class A common stock.

●	The issuance of the Warrants does not affect the rights of the Company’s existing security holders, other than with respect to potential dilution as a result of an increase in the number of shares of Class A common stock outstanding if the Lenders exercise the Warrants.

Registration Rights Agreement

On January 23, 2024, in connection with the issuance of the Warrants, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P., Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Warrants and the Registrable Securities, subject to customary terms and conditions. The Registration Rights Agreement entitles the Holders to demand registration of the Registrable Securities and also to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

The Registration Rights Agreement provides further that on or prior to February 22, 2024, the Company will be required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities. The Company received an extension from the Holders to file the registration statement on or prior to March 22, 2024.

Amendment to Chief Executive Officer’s Employment Agreement

On January 26, 2024, the Board unanimously approved an amendment to the amended and restated employment agreement of Robert T. DeMartini, the Company’s Chief Executive Officer (the “Amendment”). Under the Amendment, the Company agreed that, among other things: (1) Mr. DeMartini’s base salary will be increased, effective March 19, 2024, to $725,000; (2) Mr. DeMartini will be eligible to earn an incremental aggregate cash bonus equal to $850,000 that will vest 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025, provided he continues to be employed by the Company and subject to Mr. DeMartini’s obligation to repay any such bonus actually received in the event his employment is terminated other than by the Company without cause prior to June 30, 2026, subject to certain conditions; and (3) Mr. DeMartini will be eligible to earn a cash payment of up to $5,000,000, less tax and other required withholdings, based on the Volume Weighted Average Price per share of the Company’s common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company, with the amount earned payable in quarterly installments commencing with the first payroll period following June 30, 2026.

In addition, under the Amendment, in the event of Mr. DeMartini’s retirement, subject to certain conditions, all of Mr. DeMartini’s time-based vesting restricted stock units (“RSUs”) then outstanding and unvested will vest in accordance with the remaining schedule as if Mr. DeMartini remained employed for an additional twelve (12) months and all of Mr. DeMartini’s outstanding performance-based vesting RSUs (“PSUs”) then outstanding will be eligible to vest on a pro-rata basis, subject to the performance achieved at the same time as active Company employees with the same type of PSUs. Accordingly, the revised vesting terms in the Amendment amend the terms in Mr. DeMartini’s RSU and PSU grant agreements dated June 20, 2023.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with the Company, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025.

Contingent Shares Issued to Intellibed Security Holders

The consideration transferred for the acquisition of Intellibed included contingent consideration of 1.5 million shares of Class A common stock issuable to Intellibed security holders if the closing price of the Company’s stock did not equal or exceed $5.00 for at least 10 trading days over any period of 30 consecutive trading days during the period beginning on the six-month anniversary of the closing date and ending on the 18-month anniversary of the closing date. Since the Company’s stock price did not meet any of the indicated thresholds during the contingency period, the 1.5 million contingent shares were issued to Intellibed security holders on March 4, 2024.

Settlement of Tempur Sealy Intellectual Property Litigation

On March 12, 2024, the Company, Sealy and Sealy Technology mutually entered into a settlement agreement which settled all current intellectual property litigation between the parties as described above in more detail under Note 13—Commitments and Contingencies – Legal Proceedings. The agreement provides for mutual releases, dismissals with prejudice and terminations of all existing claims among the parties.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 12, 2024	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert T. DeMartini and Tricia S. McDermott, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert T. DeMartini	Chief Executive Officer and Director	March 12, 2024
Robert T. DeMartini	(Principal Executive Officer)

/s/ Todd E. Vogensen	Chief Financial Officer	March 12, 2024
Todd E. Vogensen	(Principal Financial Officer)

/s/ George T. Ulrich	Vice President, Accounting and Financial Reporting	March 12, 2024
George T. Ulrich	(Principal Accounting Officer)

/s/ Adam L. Gray	Chairman of the Board of Directors	March 12, 2024
Adam L. Gray

/s/ S. Hoby Darling	Director	March 12, 2024
S. Hoby Darling

/s/ Gary T. DiCamillo	Director	March 12, 2024
Gary T. DiCamillo

/s/ Claudia Hollingsworth	Director	March 12, 2024
Claudia Hollingsworth

/s/ R. Carter Pate	Director	March 12, 2024
R. Carter Pate

/s/ D. Scott Peterson	Director	March 12, 2024
D. Scott Peterson

/s/ Erika Serow	Director	March 12, 2024
Erika Serow