Form 10-Q
period 2024-03-31
Purple Innovation, Inc.
filed 2024-05-07
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 6, 2024, 107,480,396 shares of the registrant’s Class A common stock and 204,981 shares of the registrant’s Class B common stock were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,477	$26,857
Accounts receivable, net	27,742	37,802
Inventories	72,028	66,878
Prepaid expenses	8,480	8,536
Other current assets	1,069	1,737
Total current assets	143,796	141,810
Property and equipment, net	122,468	128,661
Operating lease right-of-use assets	92,643	95,767
Intangible assets, net	21,206	22,196
Other long-term assets	2,015	2,191
Total assets	$382,128	$390,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,948	$49,831
Accrued compensation	9,788	5,064
Customer prepayments	3,994	5,718
Accrued rebates and allowances	8,526	13,243
Accrued warranty liabilities – current portion	8,644	9,793
Operating lease obligations – current portion	14,986	14,843
Other current liabilities	10,020	12,490
Total current liabilities	95,906	110,982
Debt, net of current portion	41,941	26,909
Accrued warranty liabilities, net of current portion	27,315	25,798
Operating lease obligations, net of current portion	105,618	109,094
Warrant liabilities	43,170	—
Other long-term liabilities	2,462	2,235
Total liabilities	316,412	275,018
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 107,480 issued and outstanding at March 31, 2024 and 105,507 issued and outstanding at December 31, 2023	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 205 issued and outstanding at March 31, 2024 and at December 31, 2023	—	—
Additional paid-in capital	591,724	591,380
Accumulated deficit	(526,186)	(475,969)
Total stockholders’ equity attributable to Purple Innovation, Inc.	65,549	115,422
Noncontrolling interest	167	185
Total stockholders’ equity	65,716	115,607
Total liabilities and stockholders’ equity	$382,128	$390,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenues, net	$120,033	$106,727
Cost of revenues	78,313	66,149
Gross profit	41,720	40,578
Operating expenses:
Marketing and sales	41,462	38,173
General and administrative	19,728	23,667
Research and development	3,666	3,372
Total operating expenses	64,856	65,212
Operating loss	(23,136)	(24,634)
Other income (expense):
Interest expense	(4,474)	(202)
Other income, net	4,394	73
Loss on extinguishment of debt	(3,394)	(1,217)
Change in fair value – warrant liabilities	(23,599)	—
Total other expense, net	(27,073)	(1,346)
Net loss before income taxes	(50,209)	(25,980)
Income tax expense	(59)	(72)
Net loss	(50,268)	(26,052)
Net loss attributable to noncontrolling interest	(51)	(119)
Net loss attributable to Purple Innovation, Inc.	$(50,217)	$(25,933)

Net loss per share:
Basic	$(0.47)	$(0.26)
Diluted	$(0.47)	$(0.26)
Weighted average common shares outstanding:
Basic	106,022	98,404
Diluted	106,022	98,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(25,933)	(25,933)	(119)	(26,052)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Issuance of stock under equity compensation plans	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(381,145)	$206,619	$892	$207,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,268)	$(26,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,382	6,883
Non-cash interest	1,563	270
Paid-in-kind interest	1,850	—
Change in fair value – warrant liabilities	23,599	—
Loss on extinguishment of debt	3,394	1,217
Stock-based compensation	492	1,192
Loss on disposal of property and equipment	112	—
Changes in operating assets and liabilities:
Accounts receivable	10,060	20,124
Inventories	(5,150)	(14,484)
Prepaid expenses and other assets	66	903
Operating leases, net	(209)	1,076
Accounts payable	(7,043)	1,223
Accrued compensation	4,724	2,889
Customer prepayments	(1,724)	(1,599)
Accrued rebates and allowances	(4,717)	(6,822)
Accrued warranty liabilities	368	1,898
Other accrued liabilities	(313)	(2,221)
Net cash used in operating activities	(16,814)	(13,503)

Cash flows from investing activities:
Purchase of property and equipment	(3,038)	(2,943)
Investment in intangible assets	(62)	(155)
Net cash used in investing activities	(3,100)	(3,098)

Cash flows from financing activities:
Payments on term loan	(25,000)	(24,656)
Payments on revolving line of credit	(5,000)	—
Proceeds from related party loan	61,000	—
Payments for debt issuance costs	(3,466)	(2,898)
Proceeds from stock offering	—	60,300
Payments for public offering costs	—	(3,100)
Tax receivable agreement payments	—	(269)
Net cash provided by financing activities	27,534	29,377

Net increase (decrease) in cash	7,620	12,776
Cash, cash equivalents and restricted cash, beginning of the year	26,857	41,754
Cash, cash equivalents and restricted cash, end of the period	$34,477	$54,530

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$410	$(39)

Cash paid during the period for income taxes	$46	$43

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$392	$3,397

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2024, Purple Inc. held 99.8% of the common units of Purple LLC and other Purple LLC Class B Unit holders held 0.2% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B units held 0.2% of the economic interest in Purple LLC as of March 31, 2024. For further discussion see Note 16 – Stockholders’ Equity.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes significant estimates and assumptions that affect revenue recognition, accounts receivable, allowance for credit losses, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in a business combination, impairment reviews of long-lived assets and definite-lived intangible assets, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Reclassification

Certain amounts in the prior year condensed consolidated balance sheet have been reclassified to conform to the current year’s presentation with no effect on previously reported net (loss) income, cash flows or stockholders’ equity. Accrued compensation, previously included in the condensed consolidated balance sheet within other current liabilities, is now presented separately.

Recent Accounting Pronouncements

Enhanced Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those that have a single reportable segment, to provide enhanced disclosures about significant expenses. This ASU requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently analyzing the impact this ASU will have on its disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact this update will have on its income tax disclosures in the consolidated financial statements.

3. Acquisition

The Company acquired Intellibed, a premium sleep and health wellness company, in August 2022. The acquisition date fair value of the consideration transferred for Intellibed was $28.2 million. Included in this amount was $1.5 million for the fair value of contingent consideration related to 1.5 million shares of Class A common stock issuable to Intellibed security holders if the closing price of the Company’s stock did not equal or exceed certain thresholds during the period beginning on the six-month anniversary of the closing date and ending on the 18-month anniversary of the closing date. The contingent shares were valued using a Monte-Carlo simulation model. Because the contingent consideration was payable with a fixed number of shares of the Company’s Class A common stock, it was classified as equity and did not require remeasurement in subsequent periods. During March 2024, the Company issued 1.5 million contingent shares to Intellibed security holders since the Company’s stock price did not meet any of the indicated thresholds during the contingency period.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The estimated fair value of the Company’s debt arrangement is based on Level 2 inputs, which include observable inputs approximated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. As of March 31, 2024, the estimated fair value of the Company’s debt arrangement was $41.1 million.

The warrant liabilities (see Note 11 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in the risk-free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2024.

(In thousands)	Warrants
Fair value as of December 31, 2023	$—
Initial measurement at time of issuance	19,571
Change in valuation inputs(1)	23,599
Fair value as of March 31, 2024	$43,170

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

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

Disaggregated Revenue

The Company classifies revenue into two sales categories: direct-to-consumer (“DTC”) and wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through our contact center, and the Purple showrooms channel that sells directly to consumers who purchase at a showroom location. The wholesale channel includes all product sales to our retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major types: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended March 31,
Sales Category	2024	2023

DTC	$66,215	$66,305
Wholesale	53,818	40,422
Revenues, net	$120,033	$106,727

	Three Months Ended March 31,
Product Type	2024	2023

Sleep products	$117,099	$103,503
Other	2,934	3,224
Revenues, net	$120,033	$106,727

Contract Balances

Payments for the sale of products through the e-commerce online channel, third-party online retailers, Purple showrooms and contact center are collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.0 million and $5.7 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized all revenue that was deferred in customer prepayments at December 31, 2023 and 2022, respectively.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$24,110	$23,232
Work-in-process	6,462	5,962
Finished goods	41,456	37,684
Inventories	$72,028	$66,878

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Equipment	$71,841	$72,424
Equipment in progress	15,040	15,077
Leasehold improvements	58,334	60,563
Furniture and fixtures	32,206	31,084
Office equipment	2,753	2,737
Total property and equipment	180,174	181,885
Accumulated depreciation	(57,706)	(53,224)
Property and equipment, net	$122,468	$128,661

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2024 or December 31, 2023. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.4 million during each of the three months ended March 31, 2024 and 2023. Depreciation expense totaled $5.2 million and $4.8 million during the three months ended March 31, 2024 and 2023, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right of use (“ROU”) asset for finance leases was $0.6 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease costs	$4,786	$4,885
Variable lease costs	869	973
Total lease costs	$5,655	$5,858

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at March 31, 2024 (in thousands):

2024 (excluding the three months ended March 31, 2024) (a)	$15,349
2025	21,231
2026	19,846
2027	19,606
2028	19,577
Thereafter	54,259
Total operating lease payments	149,868
Less – lease payments representing interest	(29,264)
Present value of operating lease payments	$120,604

(a)	Amount consists of $16.1 million of undiscounted cash flows offset by $0.7 million of tenant improvement allowances which are expected to be fully utilized in 2024.

As of March 31, 2024 and December 31, 2023, the weighted-average remaining term of operating leases was 7.8 years and 8.0 years, respectively, and the weighted-average discount rate of operating leases was 5.76% and 5.77%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in present value of operating lease liabilities (b)	$3,689	$3,406
ROU assets obtained in exchange for operating lease liabilities	—	2,209

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued sales returns	$4,522	$5,404
Insurance financing	1,822	$1,079
Accrued sales and use tax	1,524	1,949
Long-term debt and unamortized issuance costs – current portion	—	2,129
Accrued interest	—	506
Other	2,152	1,423
Total other current liabilities	$10,020	$12,490

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Related party loan	$62,850	$—
Term loan	—	25,000
Revolving line of credit	—	5,000
Less: unamortized debt issuance costs	(20,909)	(962)
Total debt	41,941	29,038
Current portion of debt and unamortized issuance costs (c)	—	(2,129)
Debt, net of current portion	$41,941	$26,909

(c) – Amount is included.in other current liabilities in the condensed consolidated balance sheet.

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed, (collectively the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest, and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and the principal outstanding matures and is due on December 31, 2026. The Company may elect for interest to be capitalized and added to the principal amount. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan.

Pursuant to entering into the Amended and Restated Credit Agreement, the Company incurred fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024. Interest expense under the Related Party Loan was $3.3 million for the three months ended March 31, 2024.

The Amended and Restated Credit Agreement granted a security interest to the Lenders in substantially all of the assets (subject to certain limited exceptions) of the Loan Parties to secure the Loan Parties’ loans and other obligations under the Amended and Restated Credit Agreement, including a security interest in the intellectual property owned by the Loan Parties.

The Loan Parties (other than Purple LLC) provided an unconditional guaranty of the payment of all obligations and liabilities of Purple LLC under the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of March 31, 2024, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

2023 Credit Agreements

On August 7, 2023, the Loan Parties entered into the Term Loan Agreement. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with a group of financial institutions (collectively the “ABL Lenders”) that provided for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements (collectively the “2023 Credit Agreements”), the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023.

The Term Loan Agreement provided for up to $25.0 million of term loans, with up to $5.0 million of incremental term loans available, subject to certain conditions (collectively, the “Term Loans”). Proceeds from the Term Loans were used for general corporate purposes. The borrowing rates under the Term Loan Agreement were based on SOFR, plus a credit spread adjustment of 0.15% per annum, plus 8.5% per annum, with a SOFR floor of 2.0% per annum. The Term Loans were to be repaid at the earlier of (i) a three-year amortization schedule ending on August 7, 2026 or (ii) the payment in full of the ABL Agreement. The Term Loans could be prepaid in whole or in part at any time, but subject to a prepayment premium. There were also potential mandatory prepayment obligations based on certain asset dispositions, casualty events and extraordinary receipts. Once repaid, no portion of the Term Loans could be reborrowed.

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

Term loans totaling $25.0 million were fully drawn at closing and, subsequent to the closing in August 2023, the Company executed $17.0 million in ABL loan draws and then repaid $12.0 million of those borrowings prior to the end of 2023. The outstanding balance of ABL Loans totaled $5.0 million at December 31, 2023. In connection with the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the agreements were terminated. The termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs related to the 2023 Credit Agreements were recorded as a loss on extinguishment of debt in the first quarter of 2024. Interest expense under the 2023 Credit Agreements was $0.4 million for the three months ended March 31, 2024.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2020 Credit Agreement

On September 3, 2020, Purple LLC entered into a financing arrangement with a group of financial institutions (the “2020 Credit Agreement”). The 2020 Credit Agreement provided for a $45.0 million term loan and a $55.0 million revolving line of credit. The term loan was to be repaid in accordance with a five-year amortization schedule or prepaid in whole or in part at any time without premium or penalty, subject to reimbursement of certain costs. The revolving credit facility had a term of five years and carried the same interest provisions as the term debt. A commitment fee was due quarterly based on the applicable margin applied to the unused total revolving commitment. In connection with the Company’s execution of the 2023 Credit Agreements, the Company terminated its 2020 Credit Agreement. The Company had no outstanding borrowings under the 2020 Credit Agreement at the time of termination.

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. The amendment, among other things, revised various covenants associated with the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the condensed consolidated balance sheet. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the first quarter of 2023.

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

Interest expense under the 2020 Credit Agreement totaled $0.6 million for the three months ended March 31, 2023.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million warrants to the Lenders (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

The Company uses the Monte Carlo Simulation of a Geometric Brownian Motion stock path model to determine the fair value of the liability associated with the Warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. The following are the assumptions used in calculating fair value of the Warrants on the date of issuance:

Trading price of common stock on measurement date	$0.82
Exercise price	$1.50
Risk free interest rate	4.14%
Warrant life in years	5.0
Expected volatility	88.62%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The following are the assumptions used in calculating fair value of the Warrants on March 31, 2024:

Trading price of common stock on measurement date	$1.74
Exercise price	$1.50
Risk free interest rate	4.20%
Warrant life in years	4.8
Expected volatility	89.76%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

During the three months ended March 31, 2024, the Company recognized a loss of $23.6 million in its condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at the end of the period.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Asset retirement obligations	$2,264	$2,230
Other	198	5
Total other long-term liabilities	$2,462	$2,235

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

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. For the three months ended March 31, 2024, the Company recorded compensation expense of $0.4 million related to this future bonus payment.

Partial Settlement of Insurance Claim

In January 2024, the Company received $4.3 million for partial settlement of a previously filed business interruption claim. The Company recorded the cash upon receipt as other income, net in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the Warrants, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with holders of the Warrants (the “Holders”), providing for the registration under the Securities Act of 1933, as amended of the Warrants, the shares issuable upon the exercise of the Warrants and Class A Stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. This agreement entitles the Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The Registration Rights Agreement provided further that the Company was required to prepare and file with the SEC a registration statement to register the resale of the Registrable Securities. On March 21, 2024, the Company filed a registration statement registering the Registrable Securities.

The holders of certain warrants exercisable into Class A common stock, including CCP, Blackwell Partners LLC – Series A (“Blackwell”) and Coliseum Co-Invest Debt Fund, L.P. (“CDF” and collectively with CCP and Blackwell, the “Coliseum Investors”), were entitled to registration rights pursuant to certain registration rights agreements of the Company as of the Business Combination date. In March 2018, the Company filed a registration statement registering these warrants (and any shares of Class A common stock issuable upon the exercise of the warrants), and certain unregistered shares of Class A common stock. The registration statement was declared effective on April 3, 2018. Under the registration rights agreement dated February 2, 2018, the Coliseum Investors have the right to make written demands for up to three registrations of certain warrants and shares of Class A common stock held by them, including in underwritten offerings. In an underwritten offering of such warrants and shares of Class A common stock by the Coliseum Investors, the Company will pay underwriting discounts and commissions and certain expenses incurred by the Coliseum Investors. In May, 2021, the Coliseum Investors exercised the first of their three written demands for registration in an underwritten offering.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-Income Related Taxes

The U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No.17-494, reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. The Company cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. The Company currently collects and reports on sales tax in all states in which it does business. However, the application of existing, new or revised taxes on the Company’s business, in particular, sales taxes, value-added tax and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on the Company’s business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which the Company conducts or will conduct business.

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs have filed an appeal to the Utah Court of Appeals. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

On April 3, 2023, Purple’s founders filed a complaint against Purple LLC in the Delaware Court of Chancery. The complaint alleges that Purple LLC breached the limited liability company agreement of Purple LLC by failing to pay the full amount of tax distributions owed under the agreement. The plaintiffs seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as legal fees and expenses incurred in connection with the litigation. On June 13, 2023, Purple LLC filed an answer to the complaint denying the plaintiffs’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor. The outcome of the litigation cannot be predicted at this early stage in the proceedings. Purple LLC denies all allegations and intends to vigorously defend against these claims.

On January 17, 2024, two customers filed a punitive class action lawsuit against Purple LLC in California Superior Court in the County of San Francisco alleging unlawful marketing and pricing practices, fraud and unjust enrichment. The suit seeks damages and other relief on behalf of all persons who purchased Purple LLC products during the applicable statutory periods in California.  On February 22, 2024, Purple LLC removed the case to the United States District for the Northern District of California.  Purple LLC denies all allegations and intends to vigorously defend against these claims.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Company’s Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and CDF, and he is also a managing partner of CCM, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. Lenders under the Amended and Restated Credit Agreement included CCP and Blackwell. See Note 10—Debt—2024 Credit Agreement for further discussion.

On September 17, 2022, the Company received an unsolicited and non-binding proposal from Coliseum on behalf of certain investment funds and accounts to acquire the remaining outstanding common stock of the Company not already beneficially owned by Coliseum. At the time of the offer, Coliseum beneficially owned approximately 44.7% of the outstanding equity of the Company. In response, the Board authorized the formation of a special committee of independent and disinterested directors of the Company (the “Special Committee”) to evaluate the Coliseum proposal and determine the course of action that was in the best interests of all the Company’s shareholders. The Special Committee approved the adoption of a limited-duration stockholder rights agreement to prevent a change of control without payment of an adequate control premium.

On February 21, 2023, Coliseum on behalf of its funds and managed accounts, filed a lawsuit against the Company and several members of the Board alleging the Company made an improper dividend of preferred stock and interfered with Coliseum’s nomination of a competing slate of director candidates ahead of the 2023 Annual Meeting. On April 19, 2023, the Company entered into a Cooperation Agreement with Coliseum to resolve the litigation. The Cooperation Agreement, which became effective on April 27, 2023, included, among other things, the following:

●	The Board was increased from seven directors to eight and Adam Gray was appointed Chairman of the Board.

●	All shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were redeemed, eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

●	The Company made a $0.1 million payment to redeem the PRPLS that was reflected in the Company’s consolidated balance sheet as a reduction to additional paid-in capital.

●	The Company agreed to reimburse Coliseum for up to $4.0 million of out-of-pocket fees, costs, and expenses incurred in connection with the lawsuit.

●	Coliseum dismissed its litigation against the Company.

●	At both the 2023 and 2024 annual meetings of stockholders, Coliseum agreed to cause all of the common stock that it or any of its affiliates had the direct or indirect right to vote as of the applicable record date, to be present in person or by proxy for quorum purposes and to be voted (i) in favor of each of the candidates for election on the Company’s slate of nominees for election to the Board, (ii) against any stockholder nominations for any other directors, and (iii) against any proposals or resolutions to remove any member of the Board other than for cause.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

●	Coliseum agreed to be bound by customary standstill restrictions, including, among others, agreements not to acquire additional shares of the Company’s securities that would cause Coliseum’s ownership to exceed 44.7% of the total outstanding common stock (other than acquisitions directly from the Company), engage in proxy solicitations and related matters, form or join any “group” with respect to shares of the Company, encourage others to pursue a “contested solicitation,” or make any public proposals, subject to certain exceptions.

●	Coliseum agreed to condition any proposal from it or any of its affiliates to acquire the Company or all or substantially all of the outstanding stock of the Company held by stockholders unaffiliated with Coliseum on (i) such transaction being negotiated by, and subject to the approval of, a special committee of directors of the Board who are independent with respect to Coliseum and disinterested under Delaware law and on (ii) a nonwaivable condition that such transaction be approved by the affirmative vote of the holders of a majority of the Company’s outstanding common stock not beneficially owned by Coliseum or its affiliates or other parties with a material conflict of interest in such transaction.

●	The Cooperation Agreement will terminate on the day following the date on which the 2024 annual meeting of stockholders is held.

Purple Founder Entities

Purple LLC began leasing its Alpine facility from entities controlled by Purple’s founders in 2010. On September 3, 2021, in accordance with the terms of that original lease, Purple LLC gave notice that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement that rescinded the Company’s previous notice of termination and extended the lease term to remain in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to its owner on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination. In conjunction with leasing the Alpine facility, Purple LLC incurred rent expense of $0.3 million for the three months ended March 31, 2023.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class, have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At March 31, 2024, 107.5 million shares of Class A common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Purple LLC Class B units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At March 31, 2024, 0.2 million shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At March 31, 2024, there were no shares of preferred stock outstanding. On September 25, 2022, 0.3 million shares of the Company’s preferred stock were designated as Series A Junior Participating Preferred Shares. See Note 14—Related Party Transactions— Coliseum Capital Management LLC for discussion regarding the Rights Agreement and the PRPLS.

Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million Warrants to the Lenders. Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment.

While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders.

A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration. There were no sponsor warrants exercised during the three months ended March 31, 2023.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At March 31, 2024 and December 31, 2023, the combined NCI percentage in Purple LLC was 0.2% and 0.2%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B unit holders as NCI.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16. Income Taxes

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and included in the members’ tax returns, even though such net taxable income or tax credits may not have been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on their allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP.

The Company reported income tax expense related to various state taxes of $0.1 million on a pretax loss of $50.2 million for the three months ended March 31, 2024 as compared to income tax expense of $0.1 million on a pretax loss of $26.0 million for the three months ended March 31, 2023. This resulted in an effective tax rate of -0.12% for the three months ended March 31, 2024 as compared to 0.28% for the three months ended March 31, 2023. The Company’s effective tax rate differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at March 31, 2024.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2024, the Company had unrecognized tax benefits of $0.9 million.

17. Net Loss Per Common Share

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(50,217)	$(25,933)
Less – net loss attributed to noncontrolling interest	—	(119)
Net loss attributable to Purple Innovation, Inc. – diluted	$(50,217)	$(26,052)
Denominator:
Weighted average shares—basic	106,022	98,404
Add – dilutive effect of Class B shares	—	448
Weighted average shares—diluted	106,022	98,852
Net loss per common share:
Basic	$(0.47)	$(0.26)
Diluted	$(0.47)	$(0.26)

For the three months ended March 31, 2024, the Company excluded 24.8 million shares of Class A common stock issuable upon conversion of certain warrants, stock options, restricted stock and exchange of Class B common stock as the effect was anti-dilutive. For the three months ended March 31, 2023, the Company excluded 2.4 million shares of Class A common stock issuable upon conversion of certain warrants, stock options, restricted stock and Class A shares subject to vesting as the effect was anti-dilutive.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, may be eligible for grants under the 2017 Incentive Plan. As of March 31, 2024, an aggregate of 3.0 million shares remain available for issuance or use under the 2017 Incentive Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2024	863	$8.13	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(24)	32.28	—	—
Options outstanding as of March 31, 2024	839	$7.44	2.0	$—

Outstanding and exercisable stock options as of March 31, 2024 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.51	151	0.1	151	0.1	$—
6.82	500	3.0	333	3.0	—
7.99	19	0.7	19	0.7	—
8.32	108	0.3	108	0.3	—
13.12	61	1.1	61	1.1	—

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2024	337	$0.41
Granted	—	—
Vested	(170)	0.59
Forfeited	—	—
Nonvested options as of March 31, 2024	167	$0.22

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three months ended March 31, 2023, the Company recognized stock option expense of $0.3 million. Stock option expense was de minimis for the three months ended March 31, 2024.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2024, outstanding stock options had a de minimis amount of unrecognized stock compensation cost with a remaining recognition period of 1.1 years. The fair value of stock options vested during the three months ended March 31, 2024 totaled $0.1 million.

Employee Restricted Stock Units

During the first quarter of 2024, the Company granted 0.7 million restricted stock units under the 2017 Incentive Plan to certain members of the Company’s management team. Of the restricted stock units granted, 0.4 million included a market vesting condition. The restricted stock awards that did not have a market vesting condition had a weighted average grant date fair value of $1.48 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $1.13 per share using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Trading price of common stock on measurement date	$1.50
Risk free interest rate	4.46%
Expected life in years	3.0
Expected volatility	97.1%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2024:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2024	3,057	$2.97
Granted	707	1.26
Vested	(559)	3.84
Forfeited	(207)	3.58
Nonvested restricted stock units as of March 31, 2024	2,998	$2.36

The Company recorded restricted stock unit expense of $0.5 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, outstanding restricted stock units had $5.2 million of unrecognized stock compensation cost with a remaining recognition period of 1.9 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$87	$75
Marketing and sales	96	(25)
General and administrative	241	1,120
Research and development	68	22
Total non-cash stock-based compensation	$492	$1,192

19. Employee Retirement Plan

In July 2018 the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.1 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

20. Subsequent Events

On April 16, 2024, Purple’s founders, in their capacity as a former landlord of Purple LLC, brought a lawsuit against Purple LLC, as lessee, for amounts allegedly owed under a real estate lease which the parties terminated effective September 30, 2023.  In the suit, the plaintiffs allege approximately $2.5 million in damages, based primarily on a dispute regarding whether Purple LLC left the premises in the condition required by the lease.  The plaintiffs further claim approximately $0.8 million in holdover rent, as well as unspecified amounts in interest, late fees, liquidated damages, attorney fees and costs.  Purple LLC denies all allegations and intends to vigorously defend against these claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a review of the operating results and financial condition of Purple Innovation, Inc. The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview of Our Business

Our mission is to help people feel and live better through innovative comfort solutions.

We are an omni-channel company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, duvets, duvet covers, and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We sell our products via our DTC channels, including Purple.com, online marketplaces (e.g., Amazon), our customer contact center, Purple showrooms and through wholesale retailers.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At March 31, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC while Class B unit holders had the remaining 0.2%.

Recent Developments in Our Business

Operational Developments – Launch of New Premium and Luxe Product Lineups

Beginning in 2022 and continuing into 2023, we expanded our focus on product development and increased our innovation capabilities. As a result, in May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. The response to our new products and enhanced brand positioning has been extremely positive. As consumer spending habits have moved away from the COVID era e-commerce spike to brick and mortar buying, we have grown the number of Purple showrooms to 60 as of March 31, 2024. In addition, we have focused on growing our placements with wholesale partners and improving wholesale door productivity. By the end of 2023, we had transitioned all of our wholesale partners to the new line of mattress products. Improving the sales productivity of both our wholesale partners and existing showrooms remains a primary focus and critical component of our strategy to respond to shifting demand patterns. We are also diligently working to improve e-commerce conversion by determining ways to best optimize traffic on our website. We experienced several years of growth during the pandemic and increased investments to support current and future expansion. After right-sizing our operations, improving our execution, and refining our strategies to drive share gains in the premium mattress category, we are now building the framework for improved operational maturity and accountability to position us for accelerated growth. With the introduction of our new product lineups, we initiated a new marketing campaign which included enhanced brand positioning and increased media investment at the top of the acquisition funnel. In 2024, we believe we can achieve efficiencies with our media investments by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. We believe we have set the right course for the next stage of growth for the Company.

Debt Financing

On January 23, 2024, we entered into the Amended and Restated Credit Agreement, which amended and restated the Term Loan Agreement, with the Lenders. The Lenders agreed to assume our obligations under the Term Loan Agreement and agreed to refinance our existing obligations. Pursuant to the Amended and Restated Credit Agreement, we borrowed $61.0 million from the Lenders that was used to repay the $25.0 million of Term Loans outstanding, the $5.0 million of ABL Loans outstanding, loan fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to us (after payments of outstanding debt, unpaid accrued interest, and expenses) equal to approximately $27.0 million. Interest on the new loan is payable each month and the principal outstanding matures and is due on December 31, 2026. We may elect for interest to be capitalized and added to the principal amount. The loan bears interest at a rate equal to (i) the secured overnight financing rate plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce its cash obligations, 10.25% per annum). Any prepayments on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. We may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by us to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. In connection with our execution of the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the 2023 Agreements were terminated.

Warrants

In connection with the Amended and Restated Credit Agreement, we issued Warrants to the Lenders to purchase 20.0 million shares of our Class A common stock. Each Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. A holder of the Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During the three months ended March 31, 2024, we recognized a loss of $23.6 million in our condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at March 31, 2024.

Registration Rights Agreement

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement with the Holders, providing for the registration of Registrable Securities, subject to customary terms and conditions. We are responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. On March 21, 2024, we filed a registration statement registering the Registrable Securities.

Amended Employment Agreement and Special Recognition Bonuses

On January 26, 2024, the Board approved an amendment to our Chief Executive Officer’s employment agreement. Under the amendment, we agreed that, among other things: (i) the Chief Executive Officer’s base salary will be increased, effective March 19, 2024, to $0.7 million; (ii) the Chief Executive Officer will be eligible to earn an incremental aggregate cash bonus equal to $0.9 million that will vest 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025, provided he continues to be employed by us and subject to the Chief Executive Officer’s obligation to repay any such bonus actually received in the event his employment is terminated other than by us without cause prior to June 30, 2026, subject to certain conditions; and (iii) the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the Volume Weighted Average Price per share of our Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with us. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026.

Also, on January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of our senior leadership team. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with us, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025.

Executive Summary – Results of Operations

Net revenues increased 12.5% to $120.0 million for the three months ended March 31, 2024 compared to $106.7 million for the three months ended March 31, 2023. This increase was primarily due to a $13.4 million, or 33.1%, increase in wholesale channel net revenues. This growth reflected the continued positive response by our wholesale partners to the new Premium and Luxe product lineups which became fully accessible to all our wholesalers in the fourth quarter of 2023. This increase was further affected by wholesale partner “slots” (a term commonly used to describe a section in a wholesale partner’s store to display a particular product) growing approximately 11% during the quarter as compared to the prior year first quarter. Within our DTC channel, e-commerce net revenues decreased $1.8 million, or 3.5%, while Purple showroom net revenues increased $1.7 million, or 11.3%. The decrease in e-commerce net revenues reflected the ongoing impact of soft demand and a reduction in price promotions. The growth in Purple showroom net revenues was driven by the continued positive response to our new products and the number of retail locations increasing to 60 at the end of the first quarter of 2024 from 55 at the end of the prior year first quarter.

Gross profit increased 2.8% to $41.7 million for the three months ended March 31, 2024 compared to $40.6 million for the three months ended March 31, 2023 due primarily to an increase in sales volume. The gross profit percentage in 2024 was 34.8% as compared to 38.0% in 2023. The lower gross profit percentage in the first quarter of 2024 was primarily due to a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channels.

Operating expenses decreased 0.5% to $64.9 million for the three months ended March 31, 2024 compared to $65.2 million for the three months ended March 31, 2023. This decrease primarily reflected a $3.9 million reduction in general and administrative expense, offset in part by a $3.3 million increase in marketing and sales costs. The decrease in general and administrative expense was primarily due to the prior year comparative quarter including non-recurring legal and professional costs incurred by the Board’s special committee. The increase in marketing and sales expense was driven by higher advertising spend to further support our new product lineup coupled with an increase in wholesale marketing and sales costs.

Other expense totaled $27.1 million for the three months ended March 31, 2024 compared to other expense of $1.3 million for the three months ended March 31, 2023. Other expense in 2024 included a $23.6 million loss related to an increase in the fair value of the Warrants outstanding at March 31, 2024, a $3.4 million loss on extinguishment of the Company’s 2023 Credit Agreements during the quarter, and $4.5 million of interest expense related primarily to our new loan under the Amended and Restated Credit Agreement. These expenses were offset in part by $4.3 million of other income associated with proceeds received in January 2024 as partial settlement for a previously filed business interruption insurance claim.

Net loss attributable to Purple Inc. increased $24.3 million to $50.2 million for the three months ended March 31, 2024 compared to $25.9 million for the three months ended March 31, 2023. The increase in net loss in 2024 was primarily due to the $23.6 million loss associated with the increase in the fair value of the Warrants outstanding at March 31, 2024.

Outlook for Growth

We believe that we are well positioned to build on our recent trends due to our differentiated product and growing brand strength. We remain focused on five key initiatives to drive profitable market share gains:

●	Improving the productivity of our existing wholesale and showroom doors. With our wholesale partners, we are continuing to focus on deepening our partnerships at each functional touch point, including joint business planning, collaborative marketing and sales associate training to maximize productivity and continued brand awareness. In showrooms, we are prioritizing profitability over door expansion, with only one store addition planned for 2024. We plan to drive profitability through a combination of demand driving initiatives as well as cost optimization.

●	Improving e-commerce mattress conversion. The implementation of price changes to improve margins had the expected impact of lower conversion rates in the first quarter. We will look to enhance e-commerce conversion rates through data-enabled personalization, improved consumer financing offers, and streamlining our website while testing new messaging configurations and techniques.

●

Driving gross margin improvements. We believe we can drive gross margin improvements through tactics such as selective pricing actions, continued mix shift towards our Premium and Luxe collections and manufacturing and supply chain optimization.

●	Continued focus on innovation. We are strategically evaluating and ensuring we have a pipeline of future products in development of new comfort and sleep technology. We focus intensively on innovation to support our long-range growth and profitability plan.

●	Improving our marketing efficiency. We are bringing the execution of our paid digital advertising back in-house, shifting more spend toward higher-converting media behind our “Sleep Better, Live Purple” campaign, reallocating media based on consumer segmentation and geographical analyses. This includes new impactful advertising with the goal of decreasing our cost acquisition. Additionally, we will look to drive more customer engagement through new marketing techniques.

There is no guarantee that we will be able to effectively execute these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described under “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended March 31, 2024 and 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$120,033	100.0%	$106,727	100.0%
Cost of revenues	78,313	65.2	66,149	62.0
Gross profit	41,720	34.8	40,578	38.0
Operating expenses:
Marketing and sales	41,462	34.5	38,173	35.8
General and administrative	19,728	16.4	23,667	22.2
Research and development	3,666	3.1	3,372	3.2
Total operating expenses	64,856	54.0	65,212	61.1
Operating loss	(23,136)	(19.3)	(24,634)	(23.1)
Other income (expense):
Interest expense	(4,474)	(3.7)	(202)	(0.2)
Other income, net	4,394	3.7	72	—
Loss on extinguishment of debt	(3,394)	(2.8)	(1,217)	(1.1)
Change in fair value – warrant liabilities	(23,599)	(19.7)	—	—
Total other expense, net	(27,073)	(22.6)	(1,346)	(1.3)
Net loss before income taxes	(50,209)	(41.8)	(25,980)	(24.3)
Income tax (expense) benefit	(59)	—	(72)	(0.1)
Net loss	(50,268)	(41.9)	(26,052)	(24.4)
Net loss attributable to noncontrolling interest	(51)	—	(119)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(50,217)	(41.8)	$(25,933)	(24.3)

Revenues, Net

Net revenues increased $13.3 million, or 12.5%, to $120.0 million for the three months ended March 31, 2024 compared to $106.7 million for the three months ended March 31, 2023. This revenue growth was primarily due to a $13.4 million, or 33.1%, increase in wholesale channel net revenues. This growth reflected the continued positive response of our wholesale partners to the new Premium and Luxe product lineups which became fully accessible to all our wholesalers in the fourth quarter of 2023. This increase was further affected by wholesale partner “slots” (a term commonly used to describe a section in a wholesale partner’s store to display a particular product) growing approximately 11% during the quarter as compared to the prior year first quarter. Within our DTC channel, e-commerce net revenues decreased $1.8 million, or 3.5%, while Purple showroom net revenues increased $1.7 million, or 11.3%. The decrease in e-commerce net revenues reflected the ongoing impact of soft demand and a reduction in price promotions. The growth in Purple showroom net revenues was driven by the continued positive response to our new products and the number of retail locations increasing to 60 at the end of the first quarter of 2024 from 55 at the end of the prior year first quarter.

Cost of Revenues

Cost of revenues increased $12.2 million, or 18.4%, to $78.3 million for the three months ended March 31, 2024 compared to $66.1 million for the three months ended March 31, 2023. This increase was primarily due to the corresponding increase in sales volume. Our gross profit percentage, which decreased to 34.8% of net revenues in the first quarter of 2024 from 38.0% in the prior year first quarter, was in part impacted by a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channels.

Marketing and Sales

Marketing and sales expense increased $3.3 million, or 8.6%, to $41.5 million for the three months ended March 31, 2024 compared to $38.2 million for the three months ended March 31, 2023. This increase was primarily comprised of a $1.2 million increase in advertising spending and a $1.8 million increase in wholesale marketing and sales costs. Advertising spend as a percentage of net revenues was 10.8% in the first quarter of 2024 compared to 11.0% in the first quarter of 2023. The increase in wholesale marketing and sales expenses was primarily due to increased costs associated with our wholesale partners becoming fully transitioned to the new Premium and Luxe product lineup during the third and fourth quarters of 2023.

General and Administrative

General and administrative expense decreased $3.9 million, or 16.6%, to $19.7 million for the three months ended March 31, 2024 compared to $23.7 million for the three months ended March 31, 2023. This decrease was primarily due to a $5.0 million decline in legal and professional fees as the prior year’s comparative quarter included costs associated with the Board’s special committee.

Research and Development

Research and development costs increased $0.3 million, or 8.7%, to $3.7 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023. This increase primarily reflected our continued focus on new product innovation initiatives.

Operating Loss

Operating loss decreased $1.5 million to $23.1 million for the three months ended March 31, 2024 compared to $24.6 million for the three months ended March 31, 2023. The smaller operating loss primarily resulted from an increase in gross profit that was driven by higher sales coupled with a minimal decrease in operating expenses.

Interest Expense

Interest expense totaled $4.5 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023. This increase was primarily due to interest incurred on the $61.0 million new loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. Interest expense in the first quarter of 2023 was lower because the term loan associated with 2020 Credit Agreement was repaid in full in February 2023.

Other Income, Net

Other income increased to $4.4 million for the three months ended March 31, 2024 compared to $0.1 million for the three months ended March 31, 2023. This increase was primarily due to $4.3 million of proceeds received in January 2024 as partial settlement for a previously filed business interruption insurance claim.

Loss on Extinguishment of Debt

In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off our 2023 Credit Agreements. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the first quarter of 2024. In February 2023, we entered into a fifth amendment to the since terminated 2020 Credit Agreement and repaid in full the outstanding balance of the related term loan plus accrued interest. This amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in the first quarter of 2023.

Change in Fair Value – Warrant Liabilities

In connection with the Amended and Restated Credit Agreement, we issued 20.0 million Warrants to the Lenders. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. The initial liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is being re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During the three months ended March 31, 2024, we recognized a loss of $23.6 million in our condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at March 31, 2024.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the three months ended March 31, 2024 compared to an income tax expense of $0.1 million for the three months ended March 31, 2023. The income tax expense amount in the first quarter of 2024 related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for both the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our Amended and Restated Credit Agreement and proceeds received from offerings of our equity capital. Principal uses of funds consist of capital expenditures, working capital needs, and operating lease payment obligations. In accordance with the Amended and Restated Credit Agreement, the Company has elected to pay interest in kind on its new loan to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $34.5 million and $47.9 million, respectively, as of March 31, 2024 compared to $26.9 million and $30.8 million, respectively, as of December 31, 2023. Cash used for capital expenditures totaled $3.1 million for both the first quarter of 2024 and the first quarter of 2023. Our capital expenditures in 2024 primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details about our Amended and Restated Credit Agreement are described above under “Recent Developments in our Business – Debt Financing.”

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

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 of the condensed consolidated financial statements for additional information on leases.

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following summarizes our cash flows for the three months ended March 31, 2024 and 2023 as reported in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(16,814)	$(13,503)
Net cash used in investing activities	(3,100)	(3,098)
Net cash provided by financing activities	27,534	29,377
Net increase in cash	7,620	12,776
Cash, beginning of the period	26,857	41,754
Cash, end of the period	$34,477	$54,530

Cash used in operating activities was $16.8 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in operating activities during the first quarter of 2024 was more than offset by the net proceeds received from entering into the Amended and Restated Credit Agreement in January 2024. Significant components of the year-over-year change in cash used in operating activities included a $24.2 million increase in net loss, offset in part by a $23.6 million increase in the fair value of Warrants issued in January 2024.

Cash used in investing activities reflected capital expenditures of $3.1 million for both the three months ended March 31, 2024 and 2023. Capital expenditures in the first quarter of 2024 primarily consisted of additional investments made in our manufacturing operations and showroom facilities.

Cash provided by financing activities was $27.5 million during the three months ended March 31, 2024 compared to $29.4 million during the three months ended March 31, 2023. Financing activities in the first quarter of 2024 included $61.0 million of proceeds received from the new loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the Term Loans from the 2023 Credit Agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 Credit Agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed March 12, 2024. There have been no significant changes in our critical accounting policies since the end of fiscal 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Amended and Restated Credit Agreement entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of March 31, 2024, we had $62.8 million of variable rate debt outstanding under our new loan under the Amended and Restated Credit Agreement. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.6 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness in our internal control over financial reporting, described below.

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

(b) Changes in Internal Controls Over Financial Reporting.

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 12, 2024.The disclosure of risks identified below does not imply that the risk has not already materialized.

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

In connection with the issuance of Warrants pursuant to the Amended and Restated Credit Agreement, on January 23, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P. (“C-3”), Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration under the Securities Act of the Warrants, the shares of Common Stock issuable upon the exercise of the Warrants and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement provides that on or prior to February 22, 2024, the Company was required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities. The Company received an extension from the Holders to file the registration statement on or prior to March 22, 2024. On March 21, 2024, the Company filed the registration statement pursuant to the Registration Rights Agreement.

The market price of our Common Stock could decline as a result of sales in the market by a few large stockholders, such as Coliseum or the Holders, or the perception that these sales could occur, including as a result of the registration statement filed March 21, 2024. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional shares of our capital stock, including as a result of the exercise of the Warrants.

Our Second Amended and Restated Certificate of Incorporation allows us to issue up to 300 million shares of our common stock, including 210 million shares of Common Stock and 90 million shares of Class B Stock, and up to five million shares of undesignated preferred stock. For example, in February 2023 we issued 13,400,000 shares of Common Stock pursuant to an underwritten public offering. To raise additional capital, we may in the future sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. For example, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement Warrants to purchase 20,000,000 shares of our Common Stock (approximately 19% of our currently outstanding Class A Common Stock) at a price of $1.50 per share, subject to certain adjustments. The Warrants will expire on the 10-year anniversary of issuance or earlier upon redemption. The exercise of the Warrants will dilute the value of the Common Stock and stockholder voting power.

Pursuant to our Certificate of Incorporation, our board of directors may authorize the issuance of up to five million shares of preferred stock at any time and from time to time, with such terms and preferences as the board of directors determines and without any stockholder approval other than as may be required by Nasdaq rules. The issuance of such shares of preferred stock could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such preferred stock could also be used as a method of discouraging, delaying, or preventing a change of control.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
10.1	Amended and Restated Credit Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC - Series A, Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., HSCP Strategic IV, L.P., and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.3	Amended and Restated Registration Rights Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC - Series A, Coliseum Capital Co-Invest III, L.P., Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., and HSCP Strategic IV, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.4	Amended and Restated Pledge and Security Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, and Delaware Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.5	Amendment to the Amended and Restated Employment Agreement dated January 26, 2024, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 26, 2024).
10.6	Separation Agreement, dated February 2, 2024, between the Company and Casey McGarvey (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No.001-37523) filed on February 5, 2024).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: May 7, 2024	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2024	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)