Form 10-Q
period 2024-06-30
Purple Innovation, Inc.
filed 2024-08-05
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 NORTH CHAPEL RIDGE ROAD SUITE 200 LEHI, UTAH	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 756-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC

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

As of August 2, 2024, 107,502,899 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 204,981 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,408	$26,857
Accounts receivable, net	32,083	37,802
Inventories	69,657	66,878
Prepaid expenses	5,368	8,536
Other current assets	886	1,737
Total current assets	131,402	141,810
Property and equipment, net	119,465	128,661
Operating lease right-of-use assets	90,509	95,767
Intangible assets, net	18,711	22,196
Other long-term assets	2,063	2,191
Total assets	$362,150	$390,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,452	$49,831
Accrued compensation	9,186	5,064
Customer prepayments	4,732	5,718
Accrued rebates and allowances	8,635	13,243
Accrued warranty liabilities – current portion	8,141	9,793
Operating lease obligations – current portion	15,122	14,843
Other current liabilities	8,736	12,490
Total current liabilities	92,004	110,982
Related party debt	46,235	—
Long-term debt, net of current portion	—	26,909
Accrued warranty liabilities, net of current portion	27,291	25,798
Operating lease obligations, net of current portion	102,217	109,094
Warrant liabilities	24,477	—
Other long-term liabilities	3,394	2,235
Total liabilities	295,618	275,018
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 107,503 issued and outstanding at June 30, 2024 and 105,507 issued and outstanding at December 31, 2023	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 205 issued and outstanding at June 30, 2024 and at December 31, 2023	—	—
Additional paid-in capital	592,541	591,380
Accumulated deficit	(526,159)	(475,969)
Total stockholders’ equity attributable to Purple Innovation, Inc.	66,393	115,422
Noncontrolling interest	139	185
Total stockholders’ equity	66,532	115,607
Total liabilities and stockholders’ equity	$362,150	$390,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$120,271	$117,882	$240,304	$224,609
Cost of revenues	71,331	82,408	149,644	148,557
Gross profit	48,940	35,474	90,660	76,052
Operating expenses:
Marketing and sales	41,377	46,379	82,839	84,552
General and administrative	18,117	26,437	37,845	50,104
Research and development	3,986	2,925	7,652	6,297
Total operating expenses	63,480	75,741	128,336	140,953
Operating loss	(14,540)	(40,267)	(37,676)	(64,901)
Other income (expense):
Interest expense	(4,161)	(352)	(8,635)	(554)
Other income, net	53	37	4,447	110
Loss on extinguishment of debt	—	—	(3,394)	(1,217)
Change in fair value – warrant liabilities	18,693	—	(4,906)	—
Total other income (expense), net	14,585	(315)	(12,488)	(1,661)
Net income (loss) before income taxes	45	(40,582)	(50,164)	(66,562)
Income tax expense	(54)	(72)	(113)	(144)
Net income (loss)	(9)	(40,654)	(50,277)	(66,706)
Net loss attributable to noncontrolling interest	(36)	(167)	(87)	(286)
Net income (loss) attributable to Purple Innovation, Inc.	$27	$(40,487)	$(50,190)	$(66,420)

Net income (loss) per share:
Basic	$0.00	$(0.39)	$(0.47)	$(0.65)
Diluted	$(0.00)	$(0.39)	$(0.47)	$(0.65)

Weighted average common shares outstanding:
Basic	107,489	105,079	106,755	101,760
Diluted	107,779	105,079	106,755	101,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716
Net income (loss)	—	—	—	—	—	27	27	(36)	(9)
Stock-based compensation	—	—	—	—	825	—	825	—	825
Issuance of common stock under equity compensation plans	23	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – June 30, 2024	107,503	$11	205	$—	$592,541	$(526,159)	$66,393	$139	$66,532

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(25,933)	(25,933)	(119)	(26,052)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Issuance of stock under equity compensation plans	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(381,145)	$206,619	$892	$207,511
Net loss	—	—	—	—	—	(40,487)	(40,487)	(167)	(40,654)
Stock-based compensation	—	—	—	—	1,661	—	1,661	—	1,661
Exchange of stock	20	—	(20)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Additional costs associated with underwritten public stock offering	—	—	—	—	(201)	—	(201)	—	(201)
Issuance of stock under equity compensation plans	258	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	37	—	37	(37)	—
Balance – June 30, 2023	105,323	$11	428	$—	$589,145	$(421,632)	$167,524	$688	$168,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,277)	$(66,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,821	12,890
Non-cash interest	3,372	686
Paid-in-kind interest	4,375	—
Loss on extinguishment of debt	3,394	1,217
Change in fair value – warrant liabilities	4,906	—
Stock-based compensation	1,317	2,853
Loss on disposal of property and equipment	112	—
Changes in operating assets and liabilities:
Accounts receivable	5,719	11,467
Inventories	(2,779)	(5,061)
Prepaid expenses and other assets	4,665	2,952
Operating leases, net	(1,340)	1,315
Accounts payable	(9,522)	3,304
Accrued compensation	4,122	(2,709)
Customer prepayments	(986)	1,025
Accrued rebates and allowances	(4,608)	(3,977)
Accrued warranty liabilities	(159)	5,063
Other accrued liabilities	(862)	(2,372)
Net cash used in operating activities	(25,730)	(38,053)

Cash flows from investing activities:
Purchase of property and equipment	(5,142)	(5,443)
Investment in intangible assets	(111)	(380)
Net cash used in investing activities	(5,253)	(5,823)

Cash flows from financing activities:
Payments on term loan	(25,000)	(24,656)
Payments on revolving line of credit	(5,000)	—
Proceeds from related party loan	61,000	—
Payments for debt issuance costs	(3,466)	(2,898)
Proceeds from stock offering	—	60,300
Payments for public offering costs	—	(3,301)
Proportional Representation Preferred Linked Stock redemption fee	—	(105)
Tax receivable agreement payments	—	(269)
Net cash provided by financing activities	27,534	29,071

Net decrease in cash, cash equivalents and restricted cash	(3,449)	(14,805)
Cash, cash equivalents and restricted cash, beginning of the year	26,857	41,754
Cash, cash equivalents and restricted cash, end of the period	$23,408	$26,949

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$203	$(226)
Cash paid during the period for income taxes	$293	$281

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$375	$3,209

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2024, Purple Inc. held 99.8% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.2% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.2% of the economic interest in Purple LLC as of June 30, 2024. For further discussion see Note 15 — Stockholders’ Equity.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and the allowance for credit losses, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in business combinations, impairment reviews of long-lived assets and definite-lived intangible assets, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

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

3. Acquisition

The Company acquired Intellibed, a premium sleep and health wellness company, in August 2022. The acquisition date fair value of the consideration transferred for Intellibed was $28.2 million. Included in this amount was $1.5 million for the fair value of contingent consideration related to 1.5 million shares of Class A common stock issuable to Intellibed security holders if the closing price of the Company’s stock did not equal or exceed certain thresholds during the period beginning on the six-month anniversary of the closing date and ending on the 18-month anniversary of the closing date. The contingent shares were valued using a Monte-Carlo simulation model. Because the contingent consideration was payable with a fixed number of shares of the Company’s Class A common stock, it was classified as equity and did not require remeasurement in subsequent periods. During March 2024, the Company issued 1.5 million shares of Class A common stock to Intellibed security holders since the Company’s stock price did not meet any of the indicated thresholds during the contingency period.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The estimated fair value of the Company’s debt arrangement is based on Level 2 inputs, which include observable inputs approximated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. As of June 30, 2024, the estimated fair value of the Company’s debt arrangement was $41.7 million.

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

The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2024.

(In thousands)	Sponsor Warrants
Fair value as of December 31, 2023	$—
Initial measurement at time of issuance	19,571
Change in valuation inputs(1)	4,906
Fair value as of June 30, 2024	$24,477

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

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

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales Category	2024	2023	2024	2023
DTC	$66,863	$68,056	$133,078	$134,361
Wholesale	53,408	49,826	107,226	90,248
Revenues, net	$120,271	$117,882	$240,304	$224,609

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2024	2023	2024	2023
Sleep products	$116,977	$114,423	$234,076	$217,926
Other	3,294	3,459	6,228	6,683
Revenues, net	$120,271	$117,882	$240,304	$224,609

Contract Balances

Payments for sale of products through the e-commerce online channel, third-party online retailers, Purple showrooms and contact center are collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.7 million and $5.7 million at June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized all revenue that was deferred in customer prepayments at March 31, 2024 and 2023, respectively.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$22,519	$23,232
Work-in-process	5,843	5,962
Finished goods	41,295	37,684
Inventories	$69,657	$66,878

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Equipment	$73,160	$72,424
Equipment in progress	14,810	15,077
Leasehold improvements	59,025	60,563
Furniture and fixtures	32,526	31,084
Office equipment	2,740	2,737
Total property and equipment	182,261	181,885
Accumulated depreciation	(62,796)	(53,224)
Property and equipment, net	$119,465	$128,661

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2024 or December 31, 2023. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.3 million and $0.7 million during the three and six months ended June 30, 2024, respectively and totaled $0.1 million and $0.5 million during the three and six months ended June 30, 2023, respectively. Depreciation expense was $5.1 million and $10.3 million during the three and six months ended June 30, 2024, respectively, and totaled $4.9 million and $9.7 million during the three and six months ended June 30, 2023, respectively.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The right-of-use asset (“ROU”) for finance leases totaled $0.6 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$5,178	$4,620	$9,964	$9,505
Variable lease costs	1,173	1,204	2,042	2,177
Total lease costs	$6,351	$5,824	$12,006	$11,682

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2024 (in thousands):

2024 (excluding the six months ended June 30, 2023)(a)	$10,093
2025	21,274
2026	19,926
2027	19,688
2028	19,666
Thereafter	54,681
Total operating lease payments	145,328
Less – lease payments representing interest	(27,989)
Present value of operating lease payments	$117,339

(a)	Amount consists of $10.8 million of undiscounted cash flows offset by $0.7 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2024.

As of June 30, 2024 and December 31, 2023, the weighted-average remaining term of operating leases was 7.7 years and 8.0 years, respectively, and the weighted-average discount rate of operating leases was 5.81% and 5.77%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in present value of operating lease liabilities (b)	$8,388	$6,691
Right-of-use assets obtained in exchange for operating lease liabilities	2,981	3,518

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued sales returns	$4,545	$5,404
Accrued sales tax and use tax	1,862	1,949
Insurance financing	884	1,079
Long-term debt and unamortized issuance costs – current portion	—	2,129
Accrued interest	—	506
Other	1,445	1,423
Total other current liabilities	$8,736	$12,490

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Related party loan	$65,375	$—
Term loan	—	25,000
Revolving line of credit	—	5,000
Less: unamortized debt issuance costs	(19,140)	(962)
Total debt	46,235	29,038
Current portion of debt and unamortized issuance costs (c)	—	(2,129)
Debt, net of current portion	$46,235	$26,909

(c)	– Amount is included in other current liabilities in the condensed consolidated balance sheet.

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and the principal outstanding matures and is due on December 31, 2026. The Company may elect for interest to be capitalized and added to the principal amount. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan.

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million warrants to the Lenders (see Note 11 – Warrant Liabilities) and incurred fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024. Interest expense under the Related Party Loan was $4.3 million and $7.7 million for the three and six months ended June 30, 2024, respectively.

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

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of June 30, 2024, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2023 Credit Agreements

On August 7, 2023, the Loan Parties entered into the Term Loan Agreement. Also, on August 7, 2023, the Loan parties entered into a separate financing arrangement with a group of financial institutions (collectively the “ABL Lenders”) that provided for a revolving asset-based credit facility (the “ABL Agreement”). Pursuant to entering into these agreements (collectively, the “2023 Credit Agreements”), the Company incurred fees and expenses of $3.1 million that were recorded as debt issuance costs in the third quarter of 2023.

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

Term loans totaling $25.0 million were fully drawn at closing and, subsequent to the closing in August 2023, the Company executed $17.0 million in ABL loan draws and then repaid $12.0 million of those borrowings prior to the end of 2023. The outstanding balance of ABL Loans totaled $5.0 million at December 31, 2023. In connection with the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the agreements were terminated. The termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs related to the 2023 Credit Agreements were recorded as a loss on extinguishment of debt in the first quarter of 2024. Interest expense under the 2023 Credit Agreements was $0.4 million for the six months ended June 30, 2024. For the three months ended June 30, 2024, there was no interest expense associated with the 2023 Credit Agreements.

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

Interest expense under the 2020 Credit Agreement totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

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

The Company used a the Monte Carlo Simulation model to determine the fair value of the liability associated with the Warrants. The model uses key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. The following are the assumptions used in calculating fair value of the Warrants on the date of issuance:

Trading price of common stock on measurement date	$0.82
Exercise price	$1.50
Risk free interest rate	4.14%
Warrant life in years	10.0
Expected volatility	88.62%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The following are the assumptions used in calculating fair value of the Warrants on June 30, 2024:

Trading price of common stock on measurement date	$1.04
Exercise price	$1.50
Risk free interest rate	4.36%
Warrant life in years	9.6
Expected volatility	89.24%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The Warrants had a fair value of $24.5 million as of June 30, 2024. The Company recognized a gain of $18.7 million in its condensed consolidated statement of operations for the three months ended June 30, 2024 related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants outstanding at the end of the first quarter of 2024. For the six months ended June 30, 2024, the Company recognized a loss of $4.9 million in its condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants on the date of issuance.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Asset retirement obligations	$2,299	$2,230
Other	1,095	5
Total other long-term liabilities	$3,394	$2,235

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

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded compensation expense of $0.2 million in its condensed consolidated statement of operations for the six months ended June 30, 2024 related to this future bonus payment. For the three months ended June 30, 2024, the Company recognized a compensation expense reduction of $0.2 million in its condensed consolidated statement of operations related to a decrease in the fair value of the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with the Company, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025. The Company recorded compensation expense of $1.5 million in its condensed consolidated statement of operations for the six months ended June 30, 2024 related to this future bonus payment.

Performance Cash Long-Term Incentive Award

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s Long-Term Incentive Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis compensation expense in the consolidated statement of operations for the six months ended June 30, 2024 related to this future award payment.

Settlement of Insurance Claim

In January 2024, the Company received $4.3 million for partial settlement of a previously filed business interruption claim. The Company recorded the cash upon receipt as other income, net in the condensed consolidated statement of operations for the six months ended June 30, 2024. The remaining settlement amount of $7.3 million was received subsequent to June 30, 2024, refer to Note 20 – Subsequent Events.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the Warrants, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with holders of the Warrants (the “Holders”), providing for the registration under the Securities Act of 1933, as amended of the Warrants, the shares issuable upon the exercise of the Warrants and Class A common stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights agreement entitles the Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The Registration Rights Agreement provided further that the Company was required to prepare and file with the SEC a registration statement to register the resale of the Registrable Securities. The registration statement filed by the Company on March 21, 2024 registering the Registrable Securities became effective on June 4, 2024.

NOL Rights Plan

On June 27, 2024, the Board approved the adoption of a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s common stock under Code Section 382. See Note 15 – Stockholders’ Equity – NOL Rights Plan for further discussion of the NOL Rights Plan.

NOL Protective Charter Amendment

In connection with the NOL Rights Plan, the Board adopted, and recommended that the Company’s stockholders approve, an amendment to the Company’s Certificate of Incorporation (the “NOL Protective Charter Amendment”) that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding certain transfers of common stock that could result in an ownership change under Code Section 382. The NOL Protective Charter Amendment is not yet effective and will be submitted for stockholder approval at the Company’s special meeting of the stockholders (the “Special Meeting”). See Note 15 – Stockholders’ Equity – NOL Protective Charter Amendment for further discussion of the NOL Protective Charter Amendment.

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

On January 17, 2024, two customers filed a punitive class action lawsuit (the “Class Action Lawsuit”) against Purple LLC in California Superior Court in the County of San Francisco alleging unlawful marketing and pricing practices, fraud and unjust enrichment. The suit seeks damages and other relief on behalf of all persons who purchased Purple LLC products during the applicable statutory periods in California. On February 22, 2024, Purple LLC removed the case to the United States District Court for the Northern District of California. Purple LLC denies all allegations and intends to vigorously defend against these claims.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Related Party Transactions

The Company has engaged in various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of CCM, which is the investment manager of Blackwell Partners LLC – Series A (“Blackwell”) and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. Lenders under the Amended and Restated Credit Agreement included CCP and Blackwell. See Note 10— Debt—2024 Credit Agreement for further discussion. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company.

Purple Founder Entities

Purple LLC began leasing its Alpine facility from entities controlled by Purple’s founders in 2010. On September 3, 2021, in accordance with the terms of that original lease, Purple LLC gave notice that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement that rescinded the Company’s previous notice of termination and extended the lease term to remain in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to its owner on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination. In conjunction with leasing the Alpine facility, Purple LLC incurred rent expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively (see Note 13—Commitments and Contingencies—Legal Proceedings for information regarding a complaint filed by Purple’s founders regarding this matter).

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At June 30, 2024, 107.5 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At June 30, 2024, 0.2 million shares of Class B common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At June 30, 2024, there were no shares of preferred stock outstanding. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”).

NOL Rights Plan

On June 27, 2024, the Board adopted, and the Company entered into the NOL Rights Plan, which is designed to preserve approximately $238 million of the “Current NOLs under Section 382 of the of the Internal Revenue Code of 1986, as amended (“Code Section 382”). The Company’s ability to use the Current NOLs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under Code Section 382, which occurs if one or more stockholders or groups of stockholders that is deemed to own at least 5% of the Company’s common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. The NOL Rights Plan is intended to prevent an ownership change by acting as a deterrent to any Person (as such term is defined in the NOL Rights Plan) acquiring 4.9% or more of the outstanding common stock of the Company (or, in the case of a Grandfathered Person (as such term is defined in the NOL Rights Plan), an additional one-half of one percentage point of the outstanding common Stock of the Company above their current ownership percentage). Any Person that acquires shares of the Company’s common Stock in violation of the limitations of the NOL Rights Plan is known as an “Acquiring Person.” For purposes of the NOL Rights Plan, “common stock” includes (i) the Class A common stock, (ii) the Class B common stock, and (iii) any interest that would be treated as “stock” of the Company pursuant to Treasury Regulation § 1.382-2T(f)(18). Notwithstanding the foregoing, the NOL Rights Plan allows for the exercise of currently outstanding conversion rights, exchange rights, warrants or options, or otherwise, without triggering the NOL Rights Plan. See Note 11 – Warrant Liabilities for further discussion of the Company’s outstanding warrants.

The NOL Rights Plan provides for a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding on July 26, 2024. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series C Preferred Share for a purchase price of $2.75, subject to adjustment as provided in the NOL Rights Plan. Each Series C Preferred Share is designed to be the economic equivalent of one share of common stock.

Unless the Board determines to effect an exchange (as discussed below), each Right will become exercisable on the “Distribution Time”, which is the earlier to occur of (i) the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person has become an Acquiring Person or (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in a Person becoming an Acquiring Person. After the Distribution Time, any Rights held by an Acquiring Person will be void and will not be exercisable. As a result, any Acquiring Person will be subject to significant dilution upon the occurrence of the Distribution Time. At any time after a Person becomes an Acquiring Person, but before such Acquiring Person holds more than 50% of the common stock, the Board, in its sole discretion, may instead extinguish the Rights by exchanging one share of Class A common stock for each Right, other than Rights held by the Acquiring Person.

The Rights will expire on the earliest to occur of (i) the close of business on the date of the Special Meeting if a majority of the Company’s stockholders voting do not ratify the NOL Rights Plan, (ii) the close of business on June 30, 2025; (iii) the time at which the Rights are redeemed (as discussed below) or exchanged by the Company; (iv) the repeal of Code Section 382, if the Board determines that this Agreement is no longer necessary for the preservation of the Current NOLs; or (v) the beginning of a taxable year of the Company to which the Board determines that no Current NOLs may be carried forward. At any time prior to the expiration of the NOL Rights Plan, the Company may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (subject to adjustment and payable in cash, Class A common stock or other consideration deemed appropriate by the Board). Immediately upon the action of the Board authorizing any redemption or at a later time as the Board may establish for the effectiveness of the redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

The initial issuance of the Rights as a dividend will have no tax, financial accounting or reporting impact. The fair value of the Rights will be nominal since the Rights are not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and will therefore not be accounted for as a long-term obligation. Accordingly, unless the Rights become exercisable upon the occurred of the Distribution Time as discussed above, the NOL Rights Plan and the Rights issued thereunder have no impact on the Company’s consolidated financial statements. The NOL Rights Plan is subject to stockholder ratification at the Special Meeting. If the NOL Rights Plan is not ratified by the stockholders at the Special Meeting, the NOL Rights Plan will be terminated and the Rights will expire.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOL Protective Charter Amendment

Concurrently with the adoption of NOL Rights Plan, on June 27, 2024, the Board adopted, and recommended that the Company’s stockholders approve at the Special Meeting, the NOL Protective Charter Amendment that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in any Person holding 4.9% or more of the outstanding common stock of the Company (or, in the case of a Person already holding more than 4.9% of the outstanding common stock of the Company as of the date of the NOL Protective Charter Amendment, one-half of one percentage point of the outstanding common stock of the Company above their current ownership percentage).

Any acquisition of common stock in violation of the NOL Protective Charter Amendment will be void as of the date it is attempted. Upon the Company’s written demand, the purported acquiring stockholder must transfer the excess acquired common stock to the Company’s transfer agent (along with any dividends or other distributions paid with respect to such excess acquired common stock). The Company’s transfer agent is then required to sell such excess acquired common stock in an arm’s-length transaction (or series of transactions) that would not constitute a violation under the NOL Protective Charter Amendment. The net proceeds of the sale together with any other distributions with respect to such excess acquired common stock received by the Company’s transfer agent, after deduction of all costs incurred by the transfer agent, will be transferred first to the purported transferee in an amount, if any, up to the cost (or in the case of gift, inheritance or similar transfer, the fair market value of the excess securities on the date of the prohibited transfer) incurred by the purported transferee to acquire such excess securities, and the balance of the proceeds, if any, will be transferred to a charitable beneficiary. Further, the Company may hold any stockholder liable, to the fullest extent of the law, for any intentional violation of the NOL Protective Charter Amendment.

The NOL Charter Amendment will be submitted for stockholder approval at the Special Meeting. The NOL Protective Charter Amendment will not become effective unless and until it is approved by stockholders at the Special Meeting.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At June 30, 2024 and December 31, 2023, the combined NCI percentage in Purple LLC was 0.2% and 0.2%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company reported income tax expense related to various state taxes of $0.1 million on a pretax loss of $50.2 million for the six months ended June 30, 2024 as compared to various state taxes of $0.1 million on a pretax loss of $66.6 million for the six months ended June 30, 2023. This resulted in an effective tax rate of (0.22)% for the six months ended June 30, 2024 as compared to (0.22)% for the six months ended June 30, 2023. The Company’s effective tax rate for the six months ended June 30, 2024 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at June 30, 2024.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2024, the Company had unrecognized tax benefits of $0.9 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Purple Innovation, Inc. – basic	$27	$(40,487)	$(50,277)	$(66,420)
Less – net loss attributed to noncontrolling interest	(36)	—	—	—
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(9)	$(40,487)	$(50,277)	$(66,420)
Denominator:
Weighted average shares—basic	107,489	105,079	106,755	101,760
Add – dilutive effect of Class B shares	205	—	—	—
Add – dilutive effect of equity securities	85	—	—	—
Weighted average shares—diluted	107,779	105,079	106,755	101,760
Net loss per common share:
Basic	$0.00	$(0.39)	$(0.47)	$(0.65)
Diluted	$(0.00)	$(0.39)	$(0.47)	$(0.65)

The Company excludes certain shares issuable from equity awards, warrants and exchange of Class B common stock from the diluted net loss per common share computation when their exercise or performance vesting price is greater than the average market price of the Company’s common stock or they are otherwise anti-dilutive. For the three months ended June 30, 2024, the Company excluded 22.7 million shares of Class A common stock issuable upon conversion of certain warrants, stock options and restricted stock. For the six months ended June 30, 2024, the Company excluded 25.0 million shares of Class A common stock issuable upon conversion of certain warrants, stock options restricted stock and exchange of Class B common stock. For the three and six months ended June 30, 2023, the Company excluded 3.0 million and 3.4 million, respectively, of Class A common stock issuable upon conversion of certain warrants, stock options restricted stock and exchange of Class B common stock.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Plan. As of June 30, 2024, an aggregate of 2.2 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2024	863	$8.13	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(309)	9.69	—	—
Options outstanding as of June 30, 2024	554	$7.27	2.6	$—

Outstanding and exercisable stock options as of June 30, 2024 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	2.8	333	2.8	$—
7.99	19	0.4	19	0.4	—
13.12	35	0.9	35	0.9	—

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2024	337	$0.41
Granted	—	—
Vested	(170)	0.59
Forfeited	—	—
Nonvested options as of June 30, 2024	167	$0.22

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and six months ended June 30, 2023, the Company recognized stock option expense of $0.1 million and $0.4 million, respectively. Stock option expense was de minimis for the three and six months ended June 30, 2024.

As of June 30, 2024, outstanding stock options had a de minimis amount of unrecognized stock compensation cost with a remaining recognition period of 0.8 years. The fair value of stock options vested during the six months ended June 30, 2024 totaled $0.1 million.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

During the first six months of 2024, the Company granted 1.8 million restricted stock units under the 2017 Equity Incentive Plan to certain members of the Company’s management team. Of the restricted stock units granted, 0.4 million included a market vesting condition. The restricted stock awards that did not have a market vesting condition had a weighted average grant date fair value of $1.00 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $1.13 per share using a Monte Carlo Simulation model with the following weighted average assumptions:

Trading price of common stock on measurement date	$1.50
Risk free interest rate	4.46%
Expected life in years	3.0
Expected volatility	97.1%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2024:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2024	3,057	$2.97
Granted	1,828	1.03
Vested	(582)	3.87
Forfeited	(260)	3.44
Nonvested restricted stock units as of June 30, 2024	4,043	$1.94

The Company recorded restricted stock unit expense of $0.8 million and $1.3 million during the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, outstanding restricted stock units had $5.2 million of unrecognized stock compensation cost with a remaining recognition period of 1.6 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$103	$23	$190	$98
Marketing and sales	128	240	224	215
General and administrative	514	1,332	755	2,452
Research and development	80	66	148	88
Total non-cash stock-based compensation	$825	$1,661	$1,317	$2,853

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

20. Subsequent Events

Settlement of Insurance Claim

In July 2024, pursuant to a previously filed business interruption claim, the Company received the remaining settlement amount of $7.3 million. The Company recorded the payment received as other income, net in the third quarter of 2024.

Class Action Lawsuits

On July 15, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in connection with the Class Action Lawsuit. Pursuant to the Settlement Agreement, the Company will make a cash payment upon the receipt of an executed release of all claims by the plaintiffs. The payment will have no material impact on results of operations, financial condition or cash flow of the Company. The Settlement Agreement is subject to approval by the United States District Court for the Northern District of California. If the court does not grant final approval of the Settlement Agreement, or the settlement does not otherwise become final or effective, proceedings in the Class Action Lawsuit will continue. See Note 13 - Commitments and Contingencies - Legal Proceedings for further discussion of the Class Action Lawsuit.

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pall all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At June 30, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC while Class B unit holders had the remaining 0.2%.

Recent Developments in Our Business

Operational Developments

In May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. The response to our new products and enhanced brand positioning has been extremely positive. As consumer spending habits have moved away from the COVID era e-commerce spike to brick and mortar buying, we have grown the number of Purple showrooms to 60 as of June 30, 2024. We have also focused on growing our placements with wholesale partners and improving wholesale door productivity. Improving the sales productivity of both our wholesale partners and existing showrooms remains a significant priority and critical component of our strategy to respond to shifting demand patterns. In addition, we are diligently working to improve e-commerce conversion by determining ways to best optimize traffic on our website. Furthermore, we are concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards our Premium and Luxe collections, and manufacturing and supply chain optimization. With the introduction of our new product lineups, we initiated a new marketing campaign which included enhanced brand positioning and increased media investment at the top of the acquisition funnel. During the second quarter of 2024, we began to realize efficiencies with our media investments by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. We also improved our gross margin in the second quarter of 2024 by driving cost savings through supply chain initiatives and manufacturing efficiency. We have delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs are reflecting cost improvements along with improved delivery reliability. We believe we have set the right course for the next stage of growth for the Company.

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

Warrants

In connection with the Amended and Restated Credit Agreement, we issued Warrants to the Lenders to purchase 20.0 million shares of our Class A common stock. Each Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. A holder of the Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During the six months ended June 30, 2024, we recognized a loss of $4.9 million in our condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at June 30, 2024.

Registration Rights Agreement

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement with the Holders, providing for the registration of Registrable Securities, subject to customary terms and conditions. We are responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The registration statement filed by the Company on March 21, 2024 to register the Registrable Securities became effective on June 4, 2024.

Stockholder Rights Agreement

On June 27, 2024, our Board approved the adoption of the NOL Rights Plan with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use Current NOLs of approximately $238 million to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, the Board authorized and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the Rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan.

NOL Protective Charter Amendment

In connection with the NOL Rights Plan, the Board adopted, and recommended that our stockholders approve, the NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of Common Stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage). The NOL Rights Plan and the NOL Protective Charter Amendment will be submitted for stockholder approval at the Special Meeting.

Executive Summary – Results of Operations

Net revenues increased 2.0% to $120.3 million for the three months ended June 30, 2024 compared to $117.9 million for the three months ended June 30, 2023. Our revenue growth was primarily due to a $3.6 million, or 7.2%, increase in wholesale channel net revenues driven primarily by the continued positive response of our wholesale partners and strong demand for our new product lineups we launched in 2023. Within our DTC channel, e-commerce net revenues decreased $2.9 million, or 5.7%, while Purple showroom net revenues increased $1.7 million, or 10.6%. The decrease in e-commerce net revenues reflected the ongoing impact of deteriorating industry trends that led to softness for most big-ticket home related discretionary items and delays in our efforts to improve personalization and streamline the website. The growth in Purple showroom net revenues was driven by an increase in average selling prices from both strategic price adjustments and a sizeable mix shift into our higher priced Luxe Products. We also expanded the number of retail locations from 56 at the end of the prior year second quarter to 60 at the end of the second quarter of 2024.

Gross profit increased 38.0% to $48.9 million for the three months ended June 30, 2024 compared to $35.5 million for the three months ended June 30, 2023. The gross profit percentage in 2024 was 40.7% as compared to 30.1% in 2023. These increases reflected improved production efficiency due primarily to supply chain initiatives and manufacturing efficiency. We realized direct material cost savings from our supplier diversification efforts to become less dependent on sole-sourced materials, generated strong efficiency gains in our plants, improved scrap and yield results through continuous improvements, and our scheduled delivery program for outbound freight is giving us both cost improvements and improved delivery reliability. The gross profit percentage in 2023 was adversely impacted by the transition to our new product lineup in the second quarter of 2023.

Operating expenses decreased 16.2% to $63.5 million for the three months ended June 30, 2024 compared to $75.7 million for the three months ended June 30, 2023. This decrease primarily reflected a $5.0 million decrease in marketing and sales costs related to lower advertising spend coupled with an $8.3 million reduction in general and administrative expense. The decrease in general and administrative expense was primarily due to the prior year comparative quarter including non-recurring legal and professional costs incurred by the Board’s special committee.

Other income totaled $14.6 million for the three months ended June 30, 2024 compared to other expense of $0.3 million for the three months ended June 30, 2023. Other income in 2024 included an $18.7 million gain related to a decrease in the fair value of Warrants outstanding at June 30, 2024, partially offset by $4.2 million of interest expense related to the Related Party Loan associated with the Amended and Restated Credit Agreement.

Net income attributable to Purple Inc. was de minimis for the three months ended June 30, 2024 compared to a net loss of $40.5 million for the three months ended June 30, 2023. The $40.5 million reduction in net loss was primarily due to the $18.7 million gain associated with the decrease in the fair value of the Warrants outstanding at June 30, 2024, the $13.4 million increase in gross profit and the $12.2 million reduction in operating expenses.

Outlook for Growth

We believe that we are well positioned to build on our recent trends due to our differentiated product and growing brand strength. We remain focused on five key initiatives to drive sustainable and profitable market share gains:

●	Improving the productivity of our existing wholesale and showroom doors. With our wholesale partners, we are continuing to focus on deepening our partnerships at each functional touch point, including joint business planning, collaborative marketing and sales associate training to maximize productivity and continued brand awareness. In Purple showrooms, we are focusing on increasing productivity and profitability over door expansion. This includes establishing a more focused selling environment with new demand driven tactics, a new consumer financing partnership and store expense optimization.

●	Improving our marketing effectiveness. Our marketing will support growth in two ways – by enhancing creative and by improving media efficiency. Our premium branding has been performing well and we believe there is potential to further evolve the marketing creative to attract more consumers to the brand. We will focus on media efficiency by directing spend based on geography and high sales potential, adjusting the cadence of our spend to match consumer demand periods and shifting some of our upper funnel spend closer to key wholesale distribution points. Additionally, we recently moved digital media management back in house to increase agility and performance.

●	Driving e-commerce conversion. We intend to drive conversion improvements through personalization and streamlining of the website. Our efforts will focus on altering the website experience by visitor intent and product focus and simplifying the experience for potential customers.

●	Bringing new products and innovations to market. We continue to accelerate innovation, keeping our product and technology pipelines robust and vibrant. Recent initiatives are generating new and more cost-effective technologies which positions us for the next stage of growth. We expect multiple new product launches across each of our major product categories over the next 12 months as we continue to drive our Path to Premium Sleep strategy with holistic, sleep system solutions.

●	Driving gross margin improvements. We believe we can continue to drive gross margin improvements through various strategies that include selective pricing actions, continued mix shift towards our Premium and Luxe collections and manufacturing and supply chain optimization. We have generated strong efficiency gains in our plants. In addition, we have delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs are reflecting cost improvements along with improved delivery reliability.

There is no guarantee that we will be able to effectively continue to execute these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024 and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended June 30, 2024 and 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$120,271	100.0%	$117,882	100.0%
Cost of revenues	71,331	59.3	82,408	69.9
Gross profit	48,940	40.7	35,474	30.1
Operating expenses:
Marketing and sales	41,377	34.4	46,379	39.3
General and administrative	18,117	15.1	26,437	22.4
Research and development	3,986	3.3	2,925	2.5
Total operating expenses	63,480	52.8	75,741	64.3
Operating loss	(14,540)	(12.1)	(40,267)	(34.2)
Other income (expense):
Interest expense	(4,161)	(3.5)	(352)	(0.3)
Other income, net	53	—	37	—
Loss on extinguishment of debt	—	—	—	—
Change in fair value – warrant liabilities	18,693	15.5	—	—
Total other expense, net	14,585	12.1	(315)	(0.3)
Net income (loss) before income taxes	45	—	(40,582)	(34.4)
Income tax expense	(54)	—	(72)	(0.1)
Net loss	(9)	—	(40,654)	(34.5)
Net loss attributable to noncontrolling interest	(36)	—	(167)	(0.1)
Net income (loss) attributable to Purple Innovation, Inc.	$27	—	$(40,487)	(34.3)

Revenues, Net

Net revenues increased $2.4 million, or 2.0%, to $120.3 million for the three months ended June 30, 2024 compared to $117.9 million for the three months ended June 30, 2023. Our revenue growth was primarily due to a $3.6 million, or 7.2%, increase in wholesale channel net revenues, driven primarily by the continued positive response of our wholesale partners and strong demand for our new product lineups we launched in 2023. Within our DTC channel, e-commerce net revenues decreased $2.9 million, or 5.7%, while Purple showroom net revenues increased $1.7 million, or 10.6%. The decrease in e-commerce net revenues reflected the ongoing impact of deteriorating industry trends that led to softness for most big-ticket home related discretionary items and delays in our efforts to improve personalization and streamline the website. The growth in Purple showroom net revenues was driven by an increase in average selling prices from both strategic price adjustments and a sizeable mix shift into our higher priced Luxe Products. We also expanded the number of retail locations from 56 at the end of the prior year second quarter to 60 at the end of the second quarter of 2024.

Cost of Revenues

Cost of revenues decreased $11.1 million, or 13.4%, to $71.3 million for the three months ended June 30, 2024 compared to $82.4 million for the three months ended June 30, 2023. The decrease in our cost of revenues was largely due to the operational efficiency improvements implemented over the last 12 months along with increased costs in 2023 due to significant non-recurring costs related to our new product launch. Our gross profit percentage increased to 40.7% of net revenues in the second quarter of 2024 from 30.1% in the prior year second quarter. This increase reflected improved production efficiency in 2024 due primarily to supply chain initiatives and manufacturing efficiency. We realized direct material cost savings from our supplier diversification efforts to become less dependent on sole-sourced materials, generated strong efficiency gains in our plants, improved scrap and yield results through continuous improvements, and our scheduled delivery program for outbound freight is giving us both cost improvements and improved delivery reliability. The gross profit percentage in 2023 was adversely impacted by the transition to our new product lineup in the second quarter of 2023.

Marketing and Sales

Marketing and sales expense decreased $5.0 million, or 10.8%, to $41.4 million for the three months ended June 30, 2024 compared to $46.4 million for the three months ended June 30, 2023. This decrease primarily consisted of a $4.2 million decrease in advertising spending. As a percentage of net revenues, advertising spend was 13.2% in the second quarter of 2024 compared to 17.0% in the second quarter of 2023. The lower percentage of revenues reflected the impact of using more efficient advertising techniques in 2024 as compared to management’s expanded marketing efforts in the second quarter of 2023 to support the launch of the new Premium and Luxe product lineups in May 2023.

General and Administrative

General and administrative expense decreased $8.3 million, or 31.5%, to $18.1 million for the three months ended June 30, 2024 compared to $26.4 million for the three months ended June 30, 2023. This decrease was primarily due to the prior year comparative quarter including non-recurring legal and professional costs incurred by the Board’s special committee.

Research and Development

Research and development costs increased $1.1 million, or 36.3%, to $4.0 million for the three months ended June 30, 2024 compared to $2.9 million for the three months ended June 30, 2023. This increase was primarily due to the loss incurred on the write off of a project.

Operating Loss

Operating loss decreased $(25.7) million to $(14.5) million, or 63.9% for the three months ended June 30, 2024 compared to $(40.3) million for the three months ended June 30, 2023. The smaller operating loss in 2024 primarily resulted from an increase in gross profit that was driven by production efficiencies coupled with a reduction in operating expenses.

Interest Expense

Interest expense totaled $4.2 million for the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023. This increase was primarily due to interest incurred on the new $61.0 million loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. Interest expense in the second quarter of 2023 was comprised of only debt issuance cost amortization and commitment fees associated with the line of credit under the 2020 Credit Agreement as the related term loan associated with the 2020 Credit Agreement was repaid in full in February 2023.

Change in Fair Value – Warrant Liabilities

In January 2024, in connection with the Amended and Restated Credit Agreement, we issued 20.0 million Warrants to the Lenders. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. This liability is re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. At June 30, 2024, the outstanding Warrants had a fair value of $24.5 million. During the three months ended June 30, 2024, we recognized a gain of $18.7 million in our condensed consolidated statement of operations for the decrease in fair value of the Warrants outstanding at June 30, 2024 as compared to the fair value of the Warrants outstanding at the end of the first quarter of 2024.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the three months ended June 30, 2024 compared to income tax expense of $0.1 million for the three months ended June 30, 2023. The income tax expense amounts in both the second quarter of 2024 and 2023 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was de minimis for the three months ended June 30, 2024 and $0.2 million for the three months ended June 30, 2023.

Operating Results for the Six Months Ended June 30, 2024 and 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Six Months Ended June 30,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$240,304	100.0%	$224,609	100.0%
Cost of revenues	149,644	62.3	148,557	66.1
Gross profit	90,660	37.7	76,052	33.9
Operating expenses:
Marketing and sales	82,839	34.5	84,552	37.6
General and administrative	37,845	15.7	50,104	22.3
Research and development	7,652	3.2	6,297	2.8
Total operating expenses	128,336	53.4	140,953	62.8
Operating loss	(37,676)	(15.7)	(64,901)	(28.9)
Other income (expense):
Interest expense	(8,635)	(3.6)	(554)	(0.2)
Other income, net	4,447	1.9	110	—
Loss on extinguishment of debt	(3,394)	(1.4)	(1,217)	(0.5)
Change in fair value – warrant liabilities	(4,906)	(2.0)	—	—
Total other expense, net	(12,488)	(5.2)	(1,661)	(0.7)
Net loss before income taxes	(50,164)	(20.9)	(66,562)	(29.6)
Income tax expense	(113)	—	(144)	(0.1)
Net loss	(50,277)	(20.9)	(66,706)	(29.7)
Net loss attributable to noncontrolling interest	(87)	—	(286)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(50,190)	(20.9)	$(66,420)	(29.6)

Revenues, Net

Net revenues increased $15.7 million, or 7.0%, to $240.3 million for the six months ended June 30, 2024 compared to $224.6 million for the six months ended June 30, 2023. Net revenue growth was primarily due to a $17.0 million, or 18.8%, increase in wholesale channel net revenues, driven primarily by the continued positive response of our wholesale partners and strong demand for our new product lineups we launched in 2023. Within our DTC channel, e-commerce net revenues decreased $4.7 million, or 4.6%, while Purple showroom net revenues increased $3.4 million, or 10.9%. The decrease in e-commerce net revenues reflected the ongoing impact of deteriorating industry trends that led to softness for most big-ticket home related discretionary items and delays in our efforts to improve personalization and streamline the website. The growth in Purple showroom net revenues was driven by an increase in average selling prices from both strategic price adjustments and a sizeable mix shift into our higher priced Luxe Products. We also expanded the number of retail locations from 56 at the end of the prior year second quarter to 60 at the end of the second quarter of 2024.

Cost of Revenues

Cost of revenues increased $1.1 million, or 0.7%, to $149.6 million for the six months ended June 30, 2024 compared to $148.6 million for the six months ended June 30, 2023. The increase in our cost of revenues is due to the increase in revenues partially offset by decreases in costs largely due to the operational efficiency improvements implemented over the last 12 months. In addition, our costs in 2023 increased due to significant non-recurring costs related to our new product launch. Our gross profit percentage increased to 37.7% of net revenues in 2024 from 33.9% in 2023. This increase reflected improved production efficiency in 2024 due primarily to supply chain initiatives and manufacturing efficiency. We realized direct material cost savings from our supplier diversification efforts to become less dependent on sole-sourced materials, generated strong efficiency gains in our plants, improved scrap and yield results through continuous improvements, and our scheduled delivery program for outbound freight is giving us both cost improvements and improved delivery reliability. These savings were offset in part by a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channels. The gross profit percentage in 2023 was adversely impacted by costs associated with the transition to our new product lineup in the second quarter of 2023.

Marketing and Sales

Marketing and sales expense decreased $1.7 million, or 2.0%, to $82.8 million for the six months ended June 30, 2024 compared to $84.6 million for the six months ended June 30, 2023. This decrease primarily reflected a $3.1 million decrease in advertising spending, offset in part by a $1.8 million increase in showroom marketing and sales costs attributable to showroom expansion. As a percentage of net revenues, advertising spend was 12.0% in 2024 compared to 14.2% in 2023. The lower percentage of revenues reflected the impact of using more efficient advertising techniques in 2024 as compared to management’s expanded marketing efforts that began in the second quarter of 2023 to support the launch of our new Premium and Luxe product lineups in May 2023.

General and Administrative

General and administrative expense decreased $12.3 million, or 24.5%, to $37.8 million for the six months ended June 30, 2024 compared to $50.1 million for the six months ended June 30, 2023. This decrease was primarily due to 2023 including non-recurring legal and professional costs incurred by the Board’s special committee.

Research and Development

Research and development costs increased $1.4 million, or 21.5%, to $7.7 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023. This increase was primarily due to the loss incurred on the write off of a project.

Operating Loss

Operating loss decreased $(27.2) million, or 41.9%, to $(37.7) million for the six months ended June 30, 2024 compared to $(64.9) million for the six months ended June 30, 2023. The smaller operating loss in 2024 primarily resulted from an increase in gross profit that was driven by higher sales and production efficiencies coupled with a reduction in operating expenses.

Interest Expense

Interest expense totaled $8.6 million for the six months ended June 30, 2024 compared to $0.6 million for the six months ended June 30, 2023. This increase was primarily due to interest incurred on the new $61.0 million loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. Interest expense in the first six months of 2023 was lower because the term loan associated with the 2020 Credit Agreement was repaid in full in February 2023.

Other Income, Net

Other income increased to $4.4 million for the six months ended June 30, 2024 compared to $0.1 million for the six months ended June 30, 2023. This increase was primarily due to $4.3 million of proceeds received in January 2024 as partial settlement for a previously filed business interruption insurance claim.

Loss on Extinguishment of Debt

In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off our 2023 Credit Agreements. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2024. In February 2023, we entered into a fifth amendment to the since terminated 2020 Credit Agreement and repaid in full the outstanding balance of the related term loan plus accrued interest. This amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023.

Change in Fair Value – Warrant Liabilities

In January 2024, in connection with the Amended and Restated Credit Agreement, we issued 20.0 million Warrants to the Lenders. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. The initial liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is being re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. At June 30, 2024, the Warrants had a fair value of $24.5 million. During the six months ended June 30, 2024, we recognized a loss of $4.9 million in our condensed consolidated statement of operations for the increase in fair value of the Warrants outstanding at June 30, 2024 as compared to the fair value of the Warrants on the date of issuance.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the six months ended June 30, 2024 compared to income tax expense of $0.1 million for the six months ended June 30, 2023. The income tax expense amounts in both 2024 and 2023 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our Amended and Restated Credit Agreement and proceeds received from offerings of our equity capital. Principal uses of funds consist of capital expenditures, working capital needs, and operating lease payment obligations. In accordance with the Amended and Restated Credit Agreement, we have elected to pay interest in kind on our new loan to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $23.4 million and $39.5 million, respectively, as of June 30, 2024 compared to $26.9 million and $30.8 million, respectively, as of December 31, 2023. Cash used for capital expenditures totaled $5.3 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. Our capital expenditures in 2024 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details about our Amended and Restated Credit Agreement are described above under “Recent Developments in our Business – Debt Financing.”

Based on our current projections, which includes the remaining $7.3 million settlement amount received in July 2024 pursuant to a previously filed business interruption claim, we believe our cash on hand, expected cash to be generated from our operations and up to $19.0 million additional cash available under our Amended and Restated Credit Agreement, will be sufficient to meet our working capital requirements and cover anticipated capital expenditures for the next 12 months.  In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend, and postpone or discontinue our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures. We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. Our ability to raise additional debt financing would require the consent of the Lenders.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 - Leases of the condensed consolidated financial statements for additional information on leases.

Cash Flows for the Six Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following summarizes our cash flows for the six months ended June 30, 2024 and 2023 as reported in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(25,730)	$(38,053)
Net cash used in investing activities	(5,253)	(5,823)
Net cash provided by financing activities	27,534	29,071
Net increase in cash	(3,449)	(14,805)
Cash, beginning of the period	26,857	41,754
Cash, end of the period	$23,408	$26,949

Cash used in operating activities was $25.7 million and $38.1 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in operating activities during the first six months of 2024 was offset by the net proceeds received from entering into the Amended and Restated Credit Agreement in January 2024. Significant components of the year-over-year change in cash used in operating activities included a $16.4 million decrease in net loss, offset in part by a $4.9 million increase in the fair value of Warrants issued in January 2024.

Cash used in investing activities reflected capital expenditures of $5.2 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures in the first six months of 2024 primarily consisted of additional investments made in our manufacturing operations and showroom facilities.

Cash provided by financing activities was $27.5 million during the six months ended June 30, 2024 compared to $29.1 million during the six months ended June 30, 2023. Financing activities during the first six months of 2024 included $61.0 million of proceeds received from the Related Party Loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the Term Loans from the 2023 Credit Agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 Credit Agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Amended and Restated Credit Agreement entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of June 30, 2024, we had $65.4 million of variable rate debt outstanding under our new loan under the Amended and Restated Credit Agreement. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.7 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

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

In response to this material weakness, management, with oversight of the Audit Committee of the Board, designed and effectively implemented a control over the review of all wholesale customer contracts to ensure the terms contained therein are appropriately evaluated and recorded. This control includes increased rigor and participation among our legal and accounting personnel regarding the appropriate consideration and application of contractual terms. We also implemented new controls over credit memo review and approval and the evaluation and review of accrued wholesale warranty liabilities. Based on these measures, management has tested the new controls, found them effective, and concluded that the previously reported material weakness described above has been remediated as of June 30, 2024.

(b) Changes in Internal Controls Over Financial Reporting.

Other than the remediation efforts related to the design and implementation of sufficient controls around our customer contracts described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future use and amount of our Current NOLs and other tax benefits is uncertain.

On June 27, 2024, our Board approved the adoption of the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use Current NOLs of approximately $238 million to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. Pursuant to the NOL Rights Plan, the Board authorized and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the Rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. In connection with the NOL Rights Plan, the Board adopted, and recommended that our stockholders approve, the NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of Common Stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage).

Our use of our Current NOLs and other tax benefits depends on our ability to generate taxable income in the future. We cannot ensure whether we will have future taxable income in any applicable period or, if we do, whether such income or our Current NOLs or other tax benefits at such time will exceed any potential limitation under Code Section 382.

The IRS may challenge our Current NOLs and other tax benefits.

As of June 30, 2024, the amount of our Current NOLs has not been audited or otherwise validated by the Internal Revenue Service (the “IRS”). The IRS could challenge the amount of our Current NOLs, which could result in an increase in our future liability for income taxes. In addition, determining whether an ownership change under Code Section 382 has occurred is subject to uncertainty, both because of the complexity and ambiguity of the provisions of Code Section 382 and because of limitations on the knowledge that any publicly traded company can have about the ownership of, and transactions in, its securities on a timely basis. Therefore, we cannot ensure that the IRS or another taxing authority will not claim that we experienced an ownership change under Code Section 382 and attempt to reduce the benefit of our Current NOLs and other tax benefits available to us at such time, even if the NOL Protective Charter Amendment is in place.

There is continued risk of ownership change under Code Section 382.

Although the NOL Protective Charter Amendment and NOL Rights Plan are intended to reduce the likelihood of an ownership change under Code Section 382, we cannot ensure that the NOL Protective Charter Amendment and the NOL Rights Plan will be effective. The amount by which an ownership interest under Code Section 382 may change in the future could, for example, be affected by purchases of our Common Stock by stockholders who are 5%-stockholders (as defined under Code Section 382) or by purchases of stock or other interests in corporations, partnerships or other legal entities that own 4.9% or more of our Common Stock, over which we have no control. Further, while the NOL Protective Charter Amendment and the NOL Rights Plan allow for the exercise of currently outstanding conversion rights, exchange rights, warrants or options or otherwise, such exercises may result in an ownership change under Code Section 382. It may also be in our best interests, taking into account all relevant facts and circumstances at the time, to permit the acquisition of our Common Stock in excess of the specified limitations or to issue new or redeem existing equity in the future, all of which may increase the likelihood of an ownership change under Code Section 382.

The NOL Protective Charter Amendment and the NOL Rights Plan may potentially adversely affect the market for, and negatively impact the value of, our Common Stock.

The NOL Protective Charter Amendment and the NOL Rights Plan are intended to prohibit or deter a stockholder’s ability to acquire, directly, indirectly or constructively, additional shares of our Common Stock in excess of the specified limitations. As such, a stockholder’s ability to dispose of our Common Stock may be limited by reducing the class of potential acquirers for such shares. In addition, a stockholder’s ownership of our Common Stock may become subject to the restrictions of the NOL Protective Charter Amendment, or may trigger applicable thresholds under the NOL Rights Plan, upon actions taken by Persons (as such term is defined in the NOL Protective Charter Amendment or the NOL Rights Plan, as applicable) related to, or affiliated with, such stockholder.

If the NOL Protective Charter Amendment and the NOL Rights Plan are approved by our stockholders at the Special Meeting, our Board intends to include a legend reflecting the transfer restrictions included in the NOL Protective Charter Amendment and the Rights issued pursuant to the NOL Rights Plan on certificates representing newly issued or transferred shares of our Common Stock, to disclose such Rights and restrictions to Persons holding our Common Stock in uncertificated form, and to disclose such restrictions to the public generally. Because certain buyers, including Persons who wish to acquire more than 4.9% of our Common Stock and certain institutional holders who may not be comfortable holding our Common Stock with restrictive legends, may choose not to purchase our Common Stock, the NOL Protective Charter Amendment and the NOL Rights Plan could have an adverse effect on the marketability and trading value of our Common Stock in an amount that could more than offset any value preserved from protecting our Current NOLs. The NOL Protective Charter Amendment and NOL Rights Plan could also have a negative impact on the trading value of our Common Stock by deterring Persons or groups of Persons from acquiring our Common Stock, including in acquisitions that might result in some or all of our stockholders receiving a premium above market value.

The NOL Protective Charter Amendment and the NOL Rights Plan may have an anti-takeover effect.

While the NOL Protective Charter Amendment is not intended to prevent, or even discourage, a proposal to acquire the Company, if approved by our stockholders at the Special Meeting, the NOL Protective Charter Amendment may have a potential anti-takeover effect because, among other things, it will restrict the ability of a Person, entity or group to accumulate more than 4.9% of our Common Stock and the ability of Persons, entities or groups now owning more than 4.9% of our Common Stock to acquire any significant amount of additional shares of our Common Stock, in each case, without the approval of our Board. Similarly, while the NOL Rights Plan is not intended to prevent, or even discourage, a proposal to acquire the Company, if ratified by our stockholders at the Special Meeting, the NOL Rights Plan may have a potential anti-takeover effect because, among other things, an Acquiring Person (as such term is defined in the NOL Rights Plan) may have its ownership interest diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the NOL Protective Charter Amendment and NOL Rights Plan, if approved and ratified by our stockholders at the Special Meeting, may be to render more difficult or discourage a merger, tender offer, proxy contest or assumption of control by a substantial holder of our Common Stock, and have an adverse effect on the marketability and the trading value of our Common Stock. However, the NOL Protective Charter Amendment and NOL Rights Plan should not interfere with any merger or other business combination approved by the Board.

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

In connection with the issuance of Warrants pursuant to the Amended and Restated Credit Agreement, on January 23, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P. (“C-3”), Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration under the Securities Act of the Warrants, the shares of Common Stock issuable upon the exercise of the Warrants and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement provides that on or prior to February 22, 2024, the Company was required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities. The Company received an extension from the Holders to file the registration statement on or prior to March 22, 2024. On March 21, 2024, the Company filed the registration statement pursuant to the Registration Rights Agreement which became effective on June 4, 2024.

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

Our Second Amended and Restated Certificate of Incorporation allows us to issue up to 300 million shares of our common stock, including 210 million shares of Class A common stock and 90 million shares of Class B common stock, and up to five million shares of undesignated preferred stock. For example, in February 2023 we issued 13.4 million shares of Class A common stock pursuant to an underwritten public offering. To raise additional capital, we may in the future sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. For example, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement Warrants to purchase 20.0 million Class A common stock at a price of $1.50 per share, subject to certain adjustments. The Warrants will expire on the 10-year anniversary of issuance or earlier upon redemption. The exercise of the Warrants will dilute the value of the Class A common stock and stockholder voting power.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Designation of the Preferred Stock of the Company, dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on June 28, 2024).
4.1	Stockholder Rights Agreement, dated June 27, 2024, between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on June 28, 2024).
4.2	Proposed First Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on June 28, 2024).
4.3*	Amended Form of Class A Common Stock certificate.
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: August 5, 2024	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2024	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)