Form 10-Q
period 2024-09-30
Purple Innovation, Inc.
filed 2024-11-04
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 1, 2024, 107,518,566 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 191,648 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,399	$26,857
Accounts receivable, net	29,662	37,802
Inventories	59,881	66,878
Prepaid expenses	9,241	8,536
Other current assets	1,005	1,737
Total current assets	123,188	141,810
Property and equipment, net	100,155	128,661
Operating lease right-of-use assets	74,254	95,767
Intangible assets, net	9,226	22,196
Other long-term assets	2,450	2,191
Total assets	$309,273	$390,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,393	$49,831
Accrued compensation	15,109	5,064
Customer prepayments	3,778	5,718
Accrued rebates and allowances	10,040	13,243
Accrued warranty liabilities – current portion	7,634	9,793
Operating lease obligations – current portion	16,157	14,843
Other current liabilities	11,353	12,490
Total current liabilities	94,464	110,982
Related party debt	50,813	—
Long-term debt, net of current portion	—	26,909
Accrued warranty liabilities, net of current portion	27,336	25,798
Operating lease obligations, net of current portion	85,621	109,094
Warrant liabilities	19,682	—
Other long-term liabilities	3,344	2,235
Total liabilities	281,260	275,018
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 107,516 issued and outstanding at September 30, 2024 and 105,507 issued and outstanding at December 31, 2023	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 192 issued and outstanding at September 30, 2024 and at December 31, 2023	—	—
Additional paid-in capital	593,343	591,380
Accumulated deficit	(565,387)	(475,969)
Total stockholders’ equity attributable to Purple Innovation, Inc.	27,967	115,422
Noncontrolling interest	46	185
Total stockholders’ equity	28,013	115,607
Total liabilities and stockholders’ equity	$309,273	$390,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$118,598	$139,996	$358,902	$364,605
Cost of revenues:
Cost of revenues	70,546	92,687	220,190	241,244
Cost of revenues - restructuring related charges	12,859	—	12,859	—
Total cost of revenues	83,405	92,687	233,049	241,244
Gross profit	35,193	47,309	125,853	123,361
Operating expenses:
Marketing and sales	42,939	52,816	125,778	137,368
General and administrative	17,266	17,524	55,111	67,628
Research and development	2,920	2,704	10,572	9,001
Restructuring, impairment and other related charges	18,881	—	18,881	—
Loss on impairment of goodwill	—	6,879	—	6,879
Total operating expenses	82,006	79,923	210,342	220,876
Operating loss	(46,813)	(32,614)	(84,489)	(97,515)
Other income (expense):
Interest expense	(4,394)	(594)	(13,029)	(1,148)
Other income, net	7,165	205	11,612	315
Change in fair value – warrant liabilities	4,795	—	(111)	—
Loss on extinguishment of debt	—	(3,114)	(3,394)	(4,331)
Total other income (expense), net	7,566	(3,503)	(4,922)	(5,164)
Net loss before income taxes	(39,247)	(36,117)	(89,411)	(102,679)
Income tax expense	(63)	(18)	(176)	(162)
Net loss	(39,310)	(36,135)	(89,587)	(102,841)
Net loss attributable to noncontrolling interest	(82)	(131)	(169)	(417)
Net loss attributable to Purple Innovation, Inc.	$(39,228)	$(36,004)	$(89,418)	$(102,424)

Net loss per share:
Basic	$(0.36)	$(0.34)	$(0.84)	$(0.99)
Diluted	$(0.36)	$(0.34)	$(0.84)	$(0.99)

Weighted average common shares outstanding:
Basic	107,508	105,326	107,008	102,962
Diluted	107,508	105,326	107,008	102,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716
Net income (loss)	—	—	—	—	—	27	27	(36)	(9)
Stock-based compensation	—	—	—	—	825	—	825	—	825
Issuance of common stock under equity compensation plans	23	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – June 30, 2024	107,503	$11	205	$—	$592,541	$(526,159)	$66,393	$139	$66,532
Net loss	—	—	—	—	—	(39,228)	(39,228)	(82)	(39,310)
Stock-based compensation	—	—	—	—	791	—	791	—	791
Exchange of stock	13	—	(13)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	11	—	11	(11)	—
Balance – September 30, 2024	107,516	$11	192	$—	$593,343	$(565,387)	$27,967	$46	$28,013

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(25,933)	(25,933)	(119)	(26,052)
Stock-based compensation	—	—	—	—	1,192	—	1,192	—	1,192
Issuance of stock under equity compensation plans	265	—	—	—	—	—	—	—	—
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	57,198	—	57,200	—	57,200
Impact of transactions affecting NCI	—	—	—	—	(103)	—	(103)	103	—
Balance – March 31, 2023	105,045	$11	448	$—	$587,753	$(381,145)	$206,619	$892	$207,511
Net loss	—	—	—	—	—	(40,487)	(40,487)	(167)	(40,654)
Stock-based compensation	—	—	—	—	1,661	—	1,661	—	1,661
Exchange of stock	20	—	(20)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Additional costs associated with underwritten public stock offering	—	—	—	—	(201)	—	(201)	—	(201)
Issuance of stock under equity compensation plans	258	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	37	—	37	(37)	—
Balance – June 30, 2023	105,323	$11	428	$—	$589,145	$(421,632)	$167,524	$688	$168,212
Net loss	—	—	—	—	—	(36,004)	(36,004)	(131)	(36,135)
Stock-based compensation	—	—	—	—	939	—	939	—	939
Exchange of stock	10	—	(10)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	12	—	12	(12)	—
Balance – September 30, 2023	105,333	$11	418	$—	$590,096	$(457,636)	$132,471	$545	$133,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,587)	$(102,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,448	18,963
Non-cash interest	5,303	920
Paid-in-kind interest	7,028	—
Non-cash restructuring, impairment and other related charges	20,115	—
Loss on impairment of goodwill	—	6,879
Change in fair value – warrant liabilities	111	—
Loss on extinguishment of debt	3,394	4,331
Stock-based compensation	2,108	3,792
Loss on disposal of property and equipment	770	—
Changes in operating assets and liabilities:
Accounts receivable	8,140	1,465
Inventories	2,971	696
Prepaid expenses and other assets	378	(1,204)
Operating leases, net	(2,105)	1,462
Accounts payable	(16,558)	544
Accrued compensation	10,045	(801)
Customer prepayments	(1,940)	723
Accrued rebates and allowances	(3,203)	(1,229)
Accrued warranty liabilities	(621)	7,422
Other accrued liabilities	1,592	3,070
Net cash used in operating activities	(24,611)	(55,808)

Cash flows from investing activities:
Excess restricted cash returned to acquiree	—	(826)
Purchase of property and equipment	(6,160)	(8,769)
Investment in intangible assets	(221)	(588)
Net cash used in investing activities	(6,381)	(10,183)

Cash flows from financing activities:
Payments on term loan	(25,000)	(24,656)
Payments on revolving line of credit	(5,000)	—
Proceeds from related party loan	61,000	—
Proceeds from term loan	—	25,000
Payments for debt issuance costs	(3,466)	(6,126)
Proceeds from stock offering	—	60,300
Payments for public offering costs	—	(3,301)
Proportional Representation Preferred Linked Stock redemption fee	—	(105)
Tax receivable agreement payments	—	(269)
Net cash provided by financing activities	27,534	50,843

Net decrease in cash, cash equivalents and restricted cash	(3,458)	(15,148)
Cash, cash equivalents and restricted cash, beginning of the year	26,857	41,754
Cash, cash equivalents and restricted cash, end of the period	$23,399	$26,606

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$46	$(338)
Cash paid during the period for income taxes	$305	$341

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$352	$2,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

The mission of Purple Innovation, Inc. (the “Company” or “Purple Inc.”) is to help people feel and live better through innovative comfort solutions.

The Company, collectively with its subsidiary Purple Innovation, LLC (“Purple LLC”) is an omni-channel company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its e-commerce online channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

The Company was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”). On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which the Company acquired a portion of the equity of Purple LLC. At the closing of the Business Combination (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc.

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2024, Purple Inc. held 99.8% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.2% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or other future year.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.2% of the economic interest in Purple LLC as of September 30, 2024. For further discussion see Note 16 — Stockholders’ Equity.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and the allowance for credit losses, valuation of inventories, sales returns, warranty returns, fair value of assets acquired and liabilities assumed in business combinations, impairment reviews of long-lived assets and definite-lived intangible assets, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, the recognition and measurement of restructuring and related charges, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company reviews the estimated useful lives of its property and equipment on an ongoing basis or when necessitated by an event or transaction. As a result of a restructuring plan (See Note 4— Restructuring, Impairment and Other Related Charges), the Company changed the estimated useful lives of its production equipment at its two Utah manufacturing facilities expected to be closed to reflect the remaining period these assets will remain in service. Closure of these two facilities is projected to be completed during the first quarter of 2025. The estimated useful lives of the Company’s production equipment at these two facilities originally ranged from five to ten years. The effect of shortening the estimated useful lives of these assets was to increase depreciation expense and reduce net income for both the three and nine-month periods by $9.0 million and reduce basic and diluted earnings per share for both the three and nine months ended by $0.08, respectively.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year’s presentation with no effect on previously reported net loss, cash flows or stockholders’ equity. Accrued compensation, previously included within other current liabilities in the condensed consolidated balance sheet as of December 31, 2023, is now presented separately. Also, the change in accrued warranty liabilities, previously reflected in the condensed consolidated statement of cash flows within the change in other accrued liabilities, is now presented separately. In addition, the change in accrued sales returns, previously reflected separately in the condensed consolidated statement of cash flows, is now presented within the change in other current liabilities.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s operational focus to achieve operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan is comprised of the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities is projected to be completed during the first quarter of 2025 while consolidation into the Georgia facility is expected to be finalized by December 31, 2024. The reduction in workforce at the Utah headquarters was completed in August 2024.

The following table summarizes the restructuring, impairment and other related charges the Company recognized during the third quarter of 2024 in the condensed consolidated statement of operations (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$241	$942	$2,355	$3,538
Other costs	—	—	16	16
Total cash charges	241	942	2,371	3,554
Non-cash charges:
Accelerated depreciation	8,592	—	421	9,013
Inventory write-downs	4,026	—	—	4,026
Write-down of long-lived assets	—	—	5,122	5,122
Impairment of assets	—	—	10,967	10,967
Total non-cash charges	12,618	—	16,510	29,128
Total restructuring, impairment and other related charges	$12,859	$942	$18,881	$32,682

The following table summarizes the estimated restructuring and other related charges related to the Restructuring Plan to be recognized in the future (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges	$—	$—	$4,682	$4,682
Non-cash charges	5,205	—	—	5,205
Total estimated charges to be recognized in future (1)	$5,205	$—	$4,682	$9,887

(1)	These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected above.

Restructuring actions result in various costs, including employee-related costs, accelerated depreciation expense, write-downs of long-lived assets and inventory, impairment of long-lived and indefinite-lived assets, contract termination costs and other associated costs. Employee-related costs represent one-time termination benefits for severance and other post-employment costs that are recognized as incurred upon communication of the plan to the identified employees. Accelerated depreciation expense represents additional expense resulting from shortening the useful lives of production and other assets to coincide with the end of production and other activities under an approved restructuring plan. Costs to terminate contracts are recognized upon entering a termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any impairment or write-down of assets resulting from restructuring activities are recognized immediately in the period the plan is approved.

Impairment of assets included impairment charges associated with entering into a sublease for the Salt Lake City, Utah manufacturing facility to be closed and related impairment charges associated with certain leasehold improvements of the property. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (see Note 5— Fair Value Measurements for the definition of Level 3 inputs) and were estimated based on internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets will be adjusted accordingly.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Impairment of assets also included the write-off of an $8.5 million indefinite-lived intangible asset. The Restructuring Plan was determined to be a triggering event for potential impairment of this indefinite-lived intangible asset. As a result of the impairment assessment performed, the Company determined the asset was impaired and recorded an impairment charge to write off the entire $8.5 million balance.

The lease for the Company’s Grantsville, Utah manufacturing facility included a five-year renewal option that was reasonably certain of being exercised and included in the lease term when the right-of-use (“ROU”) asset and lease liability were originally measured. Because of the expected closure of this facility as part of the Restructuring Plan, the renewal option was no longer deemed reasonably certain of being exercised and a reassessment of the lease terms was completed. As a result, the original lease term was shortened and the Company recorded a $10.5 million reduction to the ROU asset and corresponding lease liability in the condensed consolidated balance sheets, using the applicable discount rate at the effective date of the reassessment.

The following table summarizes 2024 activity associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the condensed consolidated statement of operations, that will be settled in cash and are included in accounts payable or accrued compensation on the condensed consolidated balance sheet (in thousands):

Balance at December 31, 2023	$—
Employee-related costs – cost of revenues	241
Employee-related costs – operating expenses	942
Employee-related costs – restructuring charges	2,355
Other costs – restructuring charges	16
Cash paid	(906)
Balance at September 30, 2024	$2,648

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and the Company’s debt obligations. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The estimated fair value of the Company’s debt arrangement is based on Level 2 inputs, which include observable inputs approximated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. As of September 30, 2024, the estimated fair value of the Company’s debt arrangement was $50.0 million.

The warrant liabilities (see Note 12 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2024 (in thousands):

Fair value as of December 31, 2023	$—
Initial measurement at time of issuance	19,571
Change in valuation inputs(1)	111
Fair value as of September 30, 2024	$19,682

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the condensed consolidated statement of operations.

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

Disaggregated Revenue

The Company classifies revenue into two sales categories: direct-to-consumer (“DTC”) and wholesale. The DTC category is comprised of the Company’s e-commerce channel that sells directly to consumers who purchase online and through the contact center, and its Purple showrooms channel that sells directly to consumers who purchase at a showroom location. The wholesale channel includes all product sales to the Company’s retail brick and mortar wholesale partners where consumers make purchases at their retail locations or through their online channels. The Company classifies products into two major types: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products.

The following tables present the Company’s net revenue disaggregated by sales category and product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales Category	2024	2023	2024	2023
DTC	$70,823	$80,197	$203,901	$214,558
Wholesale	47,775	59,799	155,001	150,047
Revenues, net	$118,598	$139,996	$358,902	$364,605

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2024	2023	2024	2023
Sleep products	$115,970	$136,295	$350,046	$354,221
Other	2,628	3,701	8,856	10,384
Revenues, net	$118,598	$139,996	$358,902	$364,605

Contract Balances

Payments for sale of products through the e-commerce online channel, third-party online retailers, Purple showrooms and contact center are collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $3.8 million and $5.7 million at September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized all revenue that was deferred in customer prepayments at June 30, 2024 and 2023, respectively.

7. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$19,349	$23,232
Work-in-process	5,335	5,962
Finished goods	35,197	37,684
Inventories	$59,881	$66,878

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Equipment	$73,943	$72,424
Equipment in progress	12,993	15,077
Leasehold improvements	57,387	60,563
Furniture and fixtures	32,171	31,084
Office equipment	1,614	2,737
Total property and equipment	178,108	181,885
Accumulated depreciation	(77,953)	(53,224)
Property and equipment, net	$100,155	$128,661

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2024 or December 31, 2023. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.2 million and $0.9 million during the three and nine months ended September 30, 2024, respectively and totaled $0.4 million and $0.9 million during the three and nine months ended September 30, 2023, respectively. Depreciation expense was $13.5 million and $23.7 million during the three and nine months ended September 30, 2024, respectively, and totaled $5.0 million and $14.7 million during the three and nine months ended September 30, 2023, respectively. Included in depreciation expense for the three and nine months ended September 30, 2024 was $9.0 million related to accelerated depreciation associated with the Restructuring Plan. See Note 4— Restructuring and Impairment Charges for further discussion.

9. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $1.1 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$4,808	$5,065	$14,772	$14,570
Variable lease costs	1,033	1,063	3,075	3,240
Total lease costs	$5,841	$6,128	$17,847	$17,810

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2024 (in thousands):

2024 (excluding the nine months ended September 30, 2024)(a)	$5,187
2025	21,397
2026	19,442
2027	16,772
2028	16,384
Thereafter	45,079
Total operating lease payments	124,261
Less – lease payments representing interest	(22,483)
Present value of operating lease payments	$101,778

(a)	Amount consists of $5.5 million of undiscounted cash flows offset by $0.4 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2024.

As of September 30, 2024 and December 31, 2023, the weighted-average remaining term of operating leases was 7.2 years and 8.0 years, respectively, and the weighted-average discount rate of operating leases was 6.04% and 5.77%, respectively.

The following table provides supplemental information related to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in present value of operating lease liabilities (b)	$12,426	$9,525
Right-of-use assets obtained in exchange for operating lease liabilities	2,981	7,031

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued sales returns	$5,069	$5,404
Accrued sales tax and use tax	2,012	1,949
Insurance financing	2,109	1,079
Long-term debt and unamortized issuance costs – current portion	—	2,129
Accrued interest	—	506
Other	2,163	1,423
Total other current liabilities	$11,353	$12,490

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Related party loan	$68,028	$—
Term loan	—	25,000
Revolving line of credit	—	5,000
Less: unamortized debt issuance costs	(17,215)	(962)
Total debt	50,813	29,038
Current portion of debt and unamortized issuance costs (c)	—	(2,129)
Debt, net of current portion	$50,813	$26,909

(c)	– Amount is included in other current liabilities in the condensed consolidated balance sheet.

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and the principal outstanding matures and is due on December 31, 2026. The Company has elected for interest to be capitalized and added to the principal amount of the loan. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan.

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million warrants to the Lenders (see Note 12 – Warrant Liabilities) and incurred fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024. Interest expense under the Related Party Loan was $4.6 million and $12.3 million for the three and nine months ended September 30, 2024, respectively.

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

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of September 30, 2024, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

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

Term loans totaling $25.0 million were fully drawn at closing and, subsequent to the closing in August 2023, the Company executed $17.0 million in ABL loan draws and then repaid $12.0 million of those borrowings prior to the end of 2023. The outstanding balance of ABL Loans totaled $5.0 million at December 31, 2023. In connection with the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the agreements were terminated. The termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs related to the 2023 Credit Agreements were recorded as a loss on extinguishment of debt in the first quarter of 2024. Interest expense under the 2023 Credit Agreements was $0.4 million for the nine months ended September 30, 2024. For the three months ended September 30, 2024, there was no interest expense associated with the 2023 Credit Agreements.

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

Interest expense under the 2020 Credit Agreement totaled $0.2 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Warrant Liabilities

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

The Company used a Monte Carlo Simulation model to determine the fair value of the liability associated with the Warrants. The model used key assumptions and inputs, such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. The following are the assumptions used in calculating fair value of the Warrants on the date of issuance:

Trading price of common stock on measurement date	$0.82
Exercise price	$1.50
Risk free interest rate	4.14%
Warrant life in years	10.0
Expected volatility	88.62%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The following are the assumptions used in calculating fair value of the Warrants on September 30, 2024:

Trading price of common stock on measurement date	$0.99
Exercise price	$1.50
Risk free interest rate	3.71%
Warrant life in years	9.3
Expected volatility	89.00%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The Warrants had a fair value of $19.7 million as of September 30, 2024. The Company recognized a gain of $4.8 million in its condensed consolidated statement of operations for the three months ended September 30, 2024 related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants outstanding at the end of the second quarter of 2024. For the nine months ended September 30, 2024, the Company recognized a loss of $0.1 million in its condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants on the date of issuance.

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Asset retirement obligations	$2,335	$2,230
Other	1,009	5
Total other long-term liabilities	$3,344	$2,235

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

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded compensation expense of $0.1 million in its condensed consolidated statement of operations for the nine months ended September 30, 2024 related to this future bonus payment. For the three months ended September 30, 2024, the Company recognized a compensation expense reduction of $0.2 million in its condensed consolidated statement of operations related to a decrease in the fair value of the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% is to be paid in February 2025, and the remaining 70% is to be paid in August 2025. The Company recorded compensation expense of $0.9 million and $2.3 million in its condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively, related to this bonus payment.

Performance Cash Long-Term Incentive Award

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s Long-Term Incentive Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in the consolidated statement of operations for the nine months ended September 30, 2024 related to this future award payment.

Settlement of Insurance Claim

In January 2024, the Company received a $4.3 million payment for partial settlement of a previously filed business interruption claim which was recorded during the first quarter of 2024 as other income, net in the condensed consolidated statement of operations. In July 2024, pursuant to the same previously filed business interruption claim, the Company received the remaining settlement payment amount of $7.3 million which was recorded during the third quarter of 2024 as other income, net in the condensed consolidated statement of operations.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the Warrants, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with holders of the Warrants (the “Holders”), providing for the registration under the Securities Act of 1933, as amended, of the Warrants, the shares issuable upon the exercise of the Warrants and Class A common stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights agreement entitles the Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The Registration Rights Agreement provided further that the Company was required to prepare and file with the SEC a registration statement to register the resale of the Registrable Securities. The registration statement filed by the Company on March 21, 2024 registering the Registrable Securities became effective on June 4, 2024.

NOL Rights Plan

On June 27, 2024, the Board approved the adoption of a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s common stock under Code Section 382. On October 15, 2024, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders ratified the NOL Rights Plan. See Note 16 – Stockholders’ Equity – NOL Rights Plan for further discussion of the NOL Rights Plan.

NOL Protective Charter Amendment

To further safeguard the Company’s ability to use its Current NOLs, on July 27, 2024, the Board adopted, and recommended that the Company’s stockholders approve, an amendment to the Company’s Certificate of Incorporation (the “NOL Protective Charter Amendment”) that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding certain transfers of common stock that could result in an ownership change under Code Section 382. At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment. See Note 16 – Stockholders’ Equity – NOL Protective Charter Amendment for further discussion of the NOL Protective Charter Amendment.

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

On January 17, 2024, two customers filed a punitive class action lawsuit (the “Class Action Lawsuit”) against Purple LLC in California Superior Court in the County of San Francisco alleging unlawful marketing and pricing practices, fraud and unjust enrichment. The suit sought damages and other relief on behalf of all persons who purchased Purple LLC products during the applicable statutory periods in California. On July 15, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in connection with the Class Action Lawsuit. On August 16, 2024 the United States District Court for the Northern District of California dismissed the Class Action Lawsuit and approved the Settlement Agreement. Upon receipt of the executed release of all claims by the plaintiffs, the Company made a cash payment pursuant to the Settlement Agreement.

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

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pay all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods. On September 30, 2024, the plaintiffs filed an amended complaint adding a claim for penalties under California’s Private Attorneys General Act. Subsequent to this, Purple LLC and the plaintiffs agreed to mediate the claims and to stay formal discovery pending mediation, which is currently scheduled to take place on May 8, 2025. Purple LLC denies all allegations and intends to vigorously defend against these claims.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of CCM, which is the investment manager of Blackwell Partners LLC – Series A (“Blackwell”) and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. Lenders under the Amended and Restated Credit Agreement included CCP and Blackwell. See Note 11— Debt—2024 Credit Agreement for further discussion. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company.

Purple Founder Entities

Purple LLC began leasing its Alpine facility from entities controlled by Purple’s founders in 2010. On September 3, 2021, in accordance with the terms of that original lease, Purple LLC gave notice that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement that rescinded the Company’s previous notice of termination and extended the lease term to remain in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to its owner on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination. In conjunction with leasing the Alpine facility, Purple LLC incurred rent expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. See Note 14—Commitments and Contingencies—Legal Proceedings for information regarding a complaint filed by Purple’s founders regarding this matter.

16. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At September 30, 2024, 107.5 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At September 30, 2024, 0.2 million shares of Class B common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At September 30, 2024, there were no shares of preferred stock outstanding. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”).

NOL Rights Plan

On June 27, 2024, the Board adopted, and the Company entered into the NOL Rights Plan, which is designed to preserve approximately $238 million of the Company’s Current NOLs under Section 382 of the of the Internal Revenue Code of 1986, as amended (“Code Section 382”). At the Special Meeting, the Company’s stockholders ratified the NOL Rights Plan. The Company’s ability to use the Current NOLs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under Code Section 382, which occurs if one or more stockholders or groups of stockholders that is deemed to own at least 5% of the Company’s common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. The NOL Rights Plan is intended to prevent an ownership change by acting as a deterrent to any Person (as such term is defined in the NOL Rights Plan) acquiring 4.9% or more of the outstanding common stock of the Company (or, in the case of a Grandfathered Person (as such term is defined in the NOL Rights Plan), an additional one-half of one percentage point of the outstanding common Stock of the Company above their current ownership percentage). Any Person that acquires shares of the Company’s common Stock in violation of the limitations of the NOL Rights Plan is known as an “Acquiring Person.” For purposes of the NOL Rights Plan, “common stock” includes (i) the Class A common stock; (ii) the Class B common stock; and (iii) any interest that would be treated as “stock” of the Company pursuant to Treasury Regulation § 1.382-2T(f)(18). Notwithstanding the foregoing, the NOL Rights Plan allows for the exercise of currently outstanding conversion rights, exchange rights, warrants or options, or otherwise, without triggering the NOL Rights Plan. See Note 12 – Warrant Liabilities for further discussion of the Company’s outstanding warrants.

The NOL Rights Plan provided for the issuance of a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding on July 26, 2024. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series C Preferred Share for a purchase price of $2.75, subject to adjustment as provided in the NOL Rights Plan. Each Series C Preferred Share is designed to be the economic equivalent of one share of common stock.

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

The Rights will expire on the earliest to occur of (i) the close of business on June 30, 2025; (ii) the time at which the Rights are redeemed (as discussed below) or exchanged by the Company; (iii) the repeal of Code Section 382, if the Board determines that the NOL Rights Plan is no longer necessary for the preservation of the Current NOLs; or (v) the beginning of a taxable year of the Company to which the Board determines that no Current NOLs may be carried forward. At any time prior to the expiration of the NOL Rights Plan, the Company may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (subject to adjustment and payable in cash, Class A common stock or other consideration deemed appropriate by the Board). Immediately upon the action of the Board authorizing any redemption or at a later time as the Board may establish for the effectiveness of the redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

The initial issuance of the Rights as a dividend had no tax, financial accounting or reporting impact. The fair value of the Rights is nominal, since the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and therefore are not being accounted for as a long-term obligation. Accordingly, unless the Rights become exercisable upon the occurrence of the Distribution Time as discussed above, the NOL Rights Plan and the Rights issued thereunder have no impact on the Company’s consolidated financial statements.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOL Protective Charter Amendment

Concurrently with the adoption of NOL Rights Plan, on June 27, 2024, the Board adopted, and recommended that the Company’s stockholders approve at the Special Meeting, the NOL Protective Charter Amendment that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in any Person holding 4.9% or more of the outstanding common stock of the Company (or, in the case of a Person already holding more than 4.9% of the outstanding common stock of the Company as of the date of the NOL Protective Charter Amendment, one-half of one percentage point of the outstanding common stock of the Company above their current ownership percentage). At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At September 30, 2024 and December 31, 2023, the combined NCI percentage in Purple LLC was 0.2% and 0.2%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company reported income tax expense related to various state taxes of $0.2 million on a pretax loss of $89.4 million for the nine months ended September 30, 2024 as compared to various state taxes of $0.2 million on a pretax loss of $102.7 million for the nine months ended September 30, 2023. This resulted in an effective tax rate of (0.20)% for the nine months ended September 30, 2024 as compared to (0.16)% for the nine months ended September 30, 2023. The Company’s effective tax rate for the nine months ended September 30, 2024 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at September 30, 2024.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2024, the Company had unrecognized tax benefits of $0.9 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(39,228)	$(36,004)	$(89,418)	$(102,424)
Less – net loss attributed to noncontrolling interest	—	—	—	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(39,228)	$(36,004)	$(89,418)	$(102,424)
Denominator:
Weighted average shares—basic	107,508	105,326	107,008	102,962
Add – dilutive effect of Class B shares	—	—	—	—
Weighted average shares—diluted	107,508	105,326	107,008	102,962
Net loss per common share:
Basic	$(0.36)	$(0.34)	$(0.84)	$(0.99)
Diluted	$(0.36)	$(0.34)	$(0.84)	$(0.99)

The Company excludes certain shares issuable from equity awards, warrants and exchange of Class B common stock from the diluted net loss per common share computation when their exercise or performance vesting price is greater than the average market price of the Company’s common stock or they are otherwise anti-dilutive. For the three months ended September 30, 2024, the Company excluded 23.0 million shares of Class A common stock issuable upon conversion of certain warrants, stock options and restricted stock. For the nine months ended September 30, 2024, the Company excluded 23.2 million shares of Class A common stock issuable upon conversion of certain warrants, stock options, restricted stock and exchange of Class B common stock. For the three and nine months ended September 30, 2023, the Company excluded 2.8 million and 4.4 million, respectively, of Class A common stock issuable for stock options, restricted stock and exchange of Class B common stock.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

19. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of September 30, 2024, an aggregate of 2.3 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2024	863	$8.13	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(309)	9.69	—	—
Options outstanding as of September 30, 2024	554	$7.27	2.3	$—

Outstanding and exercisable stock options as of September 30, 2024 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	2.5	333	2.5	$—
7.99	19	0.1	19	0.1	—
13.12	35	0.6	35	0.6	—

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2024	337	$0.41
Granted	—	—
Vested	(170)	0.59
Forfeited	—	—
Nonvested options as of September 30, 2024	167	$0.22

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the three and nine months ended September 30, 2023, the Company recognized stock option expense of $0.1 million and $0.5 million, respectively. Stock option expense was de minimis for the three and nine months ended September 30, 2024.

As of September 30, 2024, outstanding stock options had a de minimis amount of unrecognized stock compensation cost with a remaining recognition period of 0.6 years. The fair value of stock options vested during the nine months ended September 30, 2024 totaled $0.1 million.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted 1.8 million restricted stock units under the 2017 Equity Incentive Plan to certain members of the Company’s management team. Of the restricted stock units granted, 0.4 million included a market vesting condition. The restricted stock awards that did not have a market vesting condition had a weighted average grant date fair value of $1.00 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period. For those awards that include a market vesting condition, the estimated fair value of the restricted stock was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of the awards with the market vesting condition to be $1.13 per share using a Monte Carlo Simulation model with the following weighted average assumptions:

Trading price of common stock on measurement date	$1.50
Risk free interest rate	4.46%
Expected life in years	3.0
Expected volatility	97.1%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2024:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2024	3,057	$2.97
Granted	1,828	1.03
Vested	(582)	3.87
Forfeited	(332)	3.19
Nonvested restricted stock units as of September 30, 2024	3,971	$1.93

The Company recorded restricted stock unit expense of $0.8 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.7 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, outstanding restricted stock units had $4.5 million of unrecognized stock compensation cost with a remaining recognition period of 1.4 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$104	$100	$294	$198
Marketing and sales	167	246	391	461
General and administrative	440	517	1,195	2,969
Research and development	80	76	228	164
Total non-cash stock-based compensation	$791	$939	$2,108	$3,792

20. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.

21. Subsequent Events

Results of Special Meeting

At the Special Meeting on October 15, 2024, the Company’s stockholders ratified the NOL Rights Plan and approved the NOL Protective Charter Amendment. See Note 16 – Stockholders’ Equity – NOL Rights Plan for further discussion of the NOL Rights Plan and Note 16 – Stockholders’ Equity – NOL Protective Charter Amendment for further discussion of the NOL Protective Charter Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a review of the operating results and financial condition of Purple Innovation, Inc. The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Capitalized terms used in this “Part I. Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations and not otherwise defined shall have the meanings set forth in “Part I. Item. 1 Financial Statements.”

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

All forward-looking statements included in this Quarterly Report are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the discussion under the heading “Outlook for Growth”), and other characterizations of future events or circumstances are forward-looking statements.

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At September 30, 2024, Purple Inc. had a 99.8% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.2%.

Recent Developments in Our Business

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve operations efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan is comprised of the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities is projected to be completed during the first quarter of 2025 while consolidation into the Georgia facility is expected to be finalized by December 31, 2024. The reduction in workforce at the Utah headquarters was completed in August 2024. During the third quarter of 2024, we recognized $32.7 million of restructuring, impairment and other related charges, which included $3.6 million of employee-related and other costs, $9.0 million of accelerated depreciation, $9.1 million related to write-downs of inventory and long-lived assets to be disposed of or equipment in progress that will not be put in service, and $11.0 million of impairment charges associated with entering into a sublease for one of the Utah manufacturing facilities to be closed and impairment of an intangible asset. We expect to record additional restructuring and other related charges in the amount of $9.9 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Operational Developments

In May 2023, we launched our new Premium and Luxe product lineups. This launch was supported by enhancements to our in-store presence and refinements to our marketing programs and brand messaging. The response to our new products and enhanced brand positioning was extremely positive. As consumer spending habits have moved away from the COVID era e-commerce spike to brick and mortar buying, we have grown the number of Purple showrooms to 59 as of September 30, 2024. We have also focused on growing our placements with wholesale partners and improving wholesale door productivity. Improving the sales productivity of both our wholesale partners and existing showrooms remains a significant priority and critical component of our strategy to respond to shifting demand patterns. In addition, we are diligently working to improve e-commerce conversion by determining ways to best optimize traffic on our website. Furthermore, we are concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards our Premium and Luxe collections, and manufacturing and supply chain optimization. With the introduction of our new product lineups, we initiated a new marketing campaign which included enhanced brand positioning and increased media investment at the top of the acquisition funnel. During 2024, we have been realizing efficiencies with our media investments by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. Moreover, we have improved gross margin in the second and third quarters of 2024 by driving cost savings through supply chain initiatives and manufacturing efficiency. We have delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs are reflecting cost improvements along with improved delivery reliability. We believe consolidation of our manufacturing footprint pursuant to our Restructuring Plan is an important step to advance our grid innovation and build momentum to achieve positive operating cash flow and market share growth over the long term.

Debt Financing

On January 23, 2024, we entered into the Amended and Restated Credit Agreement, which amended and restated the Term Loan Agreement, with the Lenders. The Lenders agreed to assume our obligations under the Term Loan Agreement and agreed to refinance our existing obligations. Pursuant to the Amended and Restated Credit Agreement, we borrowed $61.0 million from the Lenders that was used to repay the $25.0 million of Term Loans outstanding, the $5.0 million of ABL Loans outstanding, loan fees, premiums and expenses incurred in connection with this transaction and provided net proceeds to us (after payments of outstanding debt, unpaid accrued interest, and expenses) of approximately $27.0 million. Interest on the new loan is payable each month and the principal outstanding matures and is due on December 31, 2026. To reduce cash obligations, we have elected for interest to be capitalized and added to the principal amount. The loan bears interest at a rate equal to (i) the secured overnight financing rate plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, because Purple LLC has elected to pay interest in kind to reduce its cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. We may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by us to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. In connection with our execution of the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the 2023 Agreements were terminated.

Warrants

In connection with the Amended and Restated Credit Agreement, we issued Warrants to the Lenders to purchase 20.0 million shares of our Class A common stock. Each Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. A holder of the Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During the nine months ended September 30, 2024, we recognized a loss of $0.1 million in our condensed consolidated statement of operations related to an increase in the fair value of the Warrants outstanding at September 30, 2024.

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

NOL Rights Plan

On June 27, 2024, our Board approved the adoption of the NOL Rights Plan with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use Current NOLs of approximately $238 million to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, the Board authorized and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the Rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. The NOL Rights Plan was ratified by the Company’s stockholders at the Special Meeting.

NOL Protective Charter Amendment

In connection with the NOL Rights Plan, the Board adopted, and recommended that our stockholders approve, the NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of Common Stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage). The NOL Protective Charter Amendment was approved by the Company’s stockholders at the Special Meeting.

Executive Summary – Results of Operations

Net revenues decreased $21.4 million, or 15.3%, to $118.6 million for the three months ended September 30, 2024 compared to $140.0 million for the three months ended September 30, 2023. The drop in revenue was primarily driven by industry-wide demand softness for home-related products in addition to a reduction in advertising spend. From a sales channel perspective, DTC net revenues decreased $9.4 million, or 11.7%, and wholesale net revenues decreased $12.0 million, or 20.1%. Within DTC, e-commerce net revenues decreased $9.3 million, or 15.7%, while Purple showroom net revenues were flat. The decrease in wholesale channel net revenues also reflected our decision to exit our relationship with certain customers.

Gross profit decreased $12.1 million, or 25.6%, to $35.2 million for the three months ended September 30, 2024 compared to $47.3 million for the three months ended September 30, 2023. This decrease was due to $12.9 million in restructuring related charges associated with the Restructuring Plan recognized in cost of revenues and lower sales volume. These decreases were partially offset by increases in gross profit due to reduced costs that were largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. We also experienced increased costs in 2023 due to non-recurring costs associated with the transition to our new product lineup. Our gross profit percentage, which decreased to 29.7% of net revenues in the third quarter of 2024 from 33.8% in the third quarter of 2023, was negatively impacted by the restructuring related costs offset by the supply chain initiatives and manufacturing efficiencies previously noted. We expect our Restructuring Plan will further streamline our operations and provide increased gross profits.

Operating expenses increased $2.1 million, or 2.6% to $82.0 million for the three months ended September 30, 2024 compared to $79.9 million for the three months ended September 30, 2023. This increase was driven by $19.8 million in restructuring related charges as part of the consolidation of our manufacturing operations to achieve operational efficiencies. This increase was offset in part by a $9.1 million decrease in advertising spend and the benefit of a reduced prior period comparison due to a $6.9 loss on impairment of goodwill recorded in the prior year third quarter.

Other income totaled $7.6 million for the three months ended September 30, 2024 compared to other expense of $3.5 million for the three months ended September 30, 2023. Other income in 2024 included $7.3 million associated with proceeds received in July 2024 for the final settlement payment of a previously filed business interruption insurance claim and a $4.8 million gain resulting from a decrease in the fair value of the Warrants outstanding at September 30, 2024. These increases were partially offset by $4.4 million of non-cash interest expense related to the Related Party Loan. In 2023, other expense was primarily due to a $3.1 million loss on extinguishment of debt due to a refinancing.

Net loss attributable to Purple Inc. was $39.2 million for the three months ended September 30, 2024 compared to a net loss of $36.0 million for the three months ended September 30, 2023. The $3.2 million increase in net loss was primarily due to $32.7 million of restructuring, impairment and other related charges associated with the Restructuring Plan, partially offset by a $17.7 million decrease in operating expenses, excluding the impact of restructuring, impairment and other related charges, and a $11.1 million increase in other income.

Outlook for Growth

We believe, given our announced cost actions, that we are well positioned to grow our business in this market, that remains challenged. We remain focused on five key initiatives to drive sustainable and profitable market share gains:

●

Drive gross margin improvements. We believe we can continue to drive gross margin improvements through various strategies that include selective pricing actions, continued mix shift towards our Premium and Luxe collections, supply chain optimization, and consolidation of our mattress manufacturing. We have generated strong efficiency gains in our plants and believe our Restructuring Plan will achieve further operational efficiencies. We have delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs are reflecting cost improvements along with improved delivery reliability.

●	Improve the productivity of our existing showroom and wholesale doors. In Purple showrooms, we are focusing on increasing productivity and profitability over door expansion. This includes establishing a more focused selling environment with new demand driven tactics, a new consumer financing partnership and store expense optimization. With our wholesale partners, we are continuing to focus on deepening our partnerships at each functional touch point, including joint business planning, collaborative marketing and sales associate training to maximize productivity and continued brand awareness.

●	Drive e-commerce conversion. We intend to drive conversion improvements through personalization and streamlining of the website. Our efforts will focus on altering the website experience by visitor intent and product focus and simplifying the experience for potential customers.

●	Improve our marketing effectiveness. Our marketing will support growth in two ways – by enhancing creative and by improving media efficiency. Our premium branding has been performing well and we believe there is potential to further evolve the marketing creative to attract more consumers to the brand. We will focus on media efficiency by directing spend based on geography and high sales potential, adjusting the cadence of our spend to match consumer demand periods and shifting some of our upper funnel spend closer to key wholesale distribution points. Additionally, we recently moved digital media management back in house to increase agility and performance.

●	Bring new products and innovations to market. We continue to accelerate innovation, keeping our product and technology pipelines robust and vibrant. Recent initiatives are generating new and more cost-effective technologies which positions us for the next stage of growth. We expect multiple new product launches across each of our major product categories over the next 12 months as we continue to drive our Path to Premium Sleep strategy with holistic, sleep system solutions.

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

Operating Results for the Three Months Ended September 30, 2024 and 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$118,598	100.0%	$139,996	100.0%
Cost of revenues:
Cost of revenues	70,546	59.5	92,687	66.2
Cost of revenues - restructuring related charges	12,859	10.8	—	—
Total cost of revenues	83,405	70.3	92,687	66.2
Gross profit	35,193	29.7	47,309	33.8
Operating expenses:
Marketing and sales	42,939	36.2	52,816	37.7
General and administrative	17,266	14.6	17,524	12.5
Research and development	2,920	2.5	2,704	1.9
Restructuring, impairment and other related charges	18,881	15.9	—	—
Loss on impairment of goodwill	—	—	6,879	4.9
Total operating expenses	82,006	69.1	79,923	57.1
Operating loss	(46,813)	(39.5)	(32,614)	(23.3)
Other income (expense):
Interest expense	(4,394)	(3.7)	(594)	(0.4)
Other income, net	7,165	6.0	205	0.1
Change in fair value – warrant liabilities	4,795	4.0	—	—
Loss on extinguishment of debt	—	—	(3,114)	(2.2)
Total other income (expense), net	7,566	6.4	(3,503)	(2.5)
Net loss before income taxes	(39,247)	(33.1)	(36,117)	(25.8)
Income tax expense	(63)	(0.1)	(18)	—
Net loss	(39,310)	(33.1)	(36,135)	(25.8)
Net loss attributable to noncontrolling interest	(82)	(0.1)	(131)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(39,228)	(33.1)	$(36,004)	(25.7)

Revenues, Net

Net revenues decreased $21.4 million, or 15.3%, to $118.6 million for the three months ended September 30, 2024 compared to $140.0 million for the three months ended September 30, 2023. This decrease was primarily driven by industry-wide demand softness for home-related products in addition to a reduction in advertising spend. From a sales channel perspective, DTC net revenues decreased $9.4 million, or 11.7%, and wholesale net revenues decreased $12.0 million, or 20.1%. Within DTC, e-commerce net revenues decreased $9.3 million, or 15.7%, while Purple showroom net revenues were flat. The decrease in wholesale channel net revenues also reflected our decision to exit our relationship with certain customers.

Total Cost of Revenues

Total cost of revenues decreased $9.3 million, or 10.0%, to $83.4 million for the three months ended September 30, 2024 compared to $92.7 million for the three months ended September 30, 2023. This decrease was due primarily to reduced sales volumes coupled with lower production costs that were largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. This decrease was offset in part by $12.9 million of restructuring related charges associated with the Restructuring Plan. We also experienced non-recurring costs in 2023 associated with the transition to our new product lineup. Our gross profit percentage, which decreased to 29.7% of net revenues in the third quarter of 2024 from 33.8% in the third quarter of 2023, was negatively impacted by the $12.9 million of restructuring related charges offset in part by improved production effectiveness due primarily to supply chain initiatives and manufacturing efficiencies. We expect the Restructuring Plan will achieve further operational efficiencies and provide increased gross profits. We expect to record additional cost of revenue restructuring related charges in the amount of $5.2 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring related charges not reflected.

Marketing and Sales

Marketing and sales expense decreased $9.9 million, or 18.7%, to $42.9 million for the three months ended September 30, 2024 compared to $52.8 million for the three months ended September 30, 2023. This decrease primarily consisted of a $9.1 million decrease in advertising spending over last year when we invested heavily to support our new product launch. As a percentage of net revenues, advertising spend was 13.7% in the third quarter of 2024 compared to 18.1% in the third quarter of 2023. The lower percentage of revenues reflected the impact of using more efficient advertising techniques in 2024 as compared to management’s use of expanded marketing efforts in 2023 to support the launch of our new product lineups.

General and Administrative

General and administrative expense decreased $0.3 million, or 1.5%, to $17.3 million for the three months ended September 30, 2024 compared to $17.5 million for the three months ended September 30, 2023. This decrease primarily reflected the net effect of a $1.7 million decrease in legal and professional fees that was partially offset by a $1.3 million increase in compensation expense, which included severance costs associated with the Restructuring Plan. There will be no additional severance cost associated with the Restructuring Plan recorded in General and Administrative expenses.

Research and Development

Research and development costs increased $0.2 million, or 8.0%, to $2.9 million for the three months ended September 30, 2024 compared to $2.7 million for the three months ended September 30, 2023. This increase is consistent with our continued focus on product development and generating new products.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $18.9 million of restructuring and impairment charges recorded during the third quarter of 2024 included $2.4 million of employee-related costs, $0.4 million of accelerated depreciation on non-manufacturing assets, $5.1 million related to write-downs of long-lived assets to be disposed of or equipment in progress that will not be put in service, and $11.0 million of impairment charges which included $2.5 million associated with entering into a sublease for one of the Utah manufacturing facilities to be closed and $8.5 million for the write-off of an indefinite-lived intangible asset. We expect to record additional restructuring and other related charges in the amount of $4.7 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Loss on Impairment of Goodwill

We recorded a $6.9 million loss on impairment of goodwill in the third quarter of 2023 as a result of an impairment assessment performed that determined goodwill was impaired. An ongoing decline in our market capitalization, along with other qualitative considerations, was determined to be a triggering event for potential goodwill impairment. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill as of September 30, 2023 using a variety of valuation methods, including both the income and market approaches.

Operating Loss

Operating loss increased $14.2 million, or 43.5%, to $46.8 million, for the three months ended September 30, 2024 compared to $32.6 million for the three months ended September 30, 2023. The larger operating loss in 2024 primarily resulted from restructuring and impairment charges recorded during the third quarter of 2024. We expect to record additional restructuring and other related charges of $4.7 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Interest Expense

Interest expense totaled $4.4 million for the three months ended September 30, 2024 compared to $0.6 million for the three months ended September 30, 2023. This increase was primarily due to interest incurred on the Related Party Loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. Interest expense in the third quarter of 2023 reflected interest incurred on the 2023 Credit Agreements.

Other Income, Net

Other income increased to $7.2 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023. This increase was due to $7.3 million of proceeds received in July 2024 for the remaining settlement amount due pursuant to a previously filed business interruption insurance claim.

Change in Fair Value – Warrant Liabilities

In January 2024, in connection with the Amended and Restated Credit Agreement, we issued 20.0 million Warrants to the Lenders. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. This liability is re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. At September 30, 2024, the outstanding Warrants had a fair value of $19.7 million. During the three months ended September 30, 2024, we recognized a gain of $4.8 million for the decrease in fair value of the Warrants outstanding at September 30, 2024 as compared to the fair value of the Warrants outstanding at the end of the second quarter of 2024.

Loss on Extinguishment of Debt

We recorded a $3.1 million loss on extinguishment of debt in the third quarter of 2023. In connection with the execution of the 2023 Credit Agreements, the Company terminated its 2020 Credit Agreement. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt during the third quarter of 2023 and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt.

Income Tax (Expense) Benefit

We had income tax expense of $0.1 million for the three months ended September 30, 2024 compared to negligible income tax expense for the three months ended September 30, 2023. The income tax expense amounts in both the third quarter of 2024 and 2023 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023.

Operating Results for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our statements of operations:

	Nine Months Ended September 30,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$358,902	100.0%	$364,605	100.0%
Cost of revenues:
Cost of revenues	220,190	61.4	241,244	66.2
Cost of revenues - restructuring related charges	12,859	3.6	—	—
Total cost of revenues	233,049	64.9	241,244	66.2
Gross profit	125,853	35.1	123,361	33.8
Operating expenses:
Marketing and sales	125,778	35.0	137,368	37.7
General and administrative	55,111	15.4	67,628	18.5
Research and development	10,572	2.9	9,001	2.5
Restructuring, impairment and other related charges	18,881	5.3	—	—
Loss on impairment of goodwill	—	—	6,879	1.9
Total operating expenses	210,342	58.6	220,876	60.6
Operating loss	(84,489)	(23.5)	(97,515)	(26.7)
Other income (expense):
Interest expense	(13,029)	(3.6)	(1,148)	(0.3)
Other income, net	11,612	3.2	315	0.1
Change in fair value – warrant liabilities	(111)	—	—	—
Loss on extinguishment of debt	(3,394)	(0.9)	(4,331)	(1.2)
Total other expense, net	(4,922)	(1.4)	(5,164)	(1.4)
Net loss before income taxes	(89,411)	(24.9)	(102,679)	(28.2)
Income tax expense	(176)	—	(162)	—
Net loss	(89,587)	(25.0)	(102,841)	(28.2)
Net loss attributable to noncontrolling interest	(169)	—	(417)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(89,418)	(24.9)	$(102,424)	(28.1)

Revenues, Net

Net revenues decreased $5.7 million, or 1.6%, to $358.9 million for the nine months ended September 30, 2024 compared to $364.6 million for the nine months ended September 30, 2023. From a sales channel perspective, DTC net revenues decreased $10.7 million, or 5.0%, and wholesale net revenues increased $5.0 million, or 3.3%. Within DTC, e-commerce net revenues decreased $14.1 million, or 8.7%, while Purple showroom net revenues increased $3.4 million, or 6.5%. The decrease in e-commerce net revenues reflected the ongoing impact of deteriorating industry trends that have led to demand softness for most big-ticket home-related discretionary items. The growth in Purple showroom net revenues was driven by an increase in average selling prices from both strategic price adjustments and a sizeable mix shift into our higher priced Luxe Products. We also expanded the number of retail locations from 56 at the end of the prior year third quarter to 59 at the end of the third quarter of 2024. The increase in wholesale channel net revenues was largely driven by the continued positive response of our existing wholesale partners during the first two quarters of 2024 after transitioning to the new product lineups in 2023.

Total Cost of Revenues

Total cost of revenues decreased $8.2 million, or 3.4%, to $233.0 million for the nine months ended September 30, 2024 compared to $241.2 million for the nine months ended September 30, 2023. This decrease was due to lower sales volume coupled with lower production costs that were largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. This decrease was offset in part by $12.9 million of restructuring related charges associated with the Restructuring Plan. We also experienced non-recurring costs in 2023 associated with the transition to our new product lineup. Our gross profit percentage, which increased to 35.1% of net revenues in the first nine months of 2024 from 33.8% in the first nine months of 2023, reflected improved production effectiveness in 2024 due primarily to supply chain initiatives and manufacturing efficiencies. These savings were offset in part by the $12.9 million of restructuring related charges coupled with a shift in revenue to our wholesale channel, which carries a lower average selling price than sales from our DTC channels. We believe the Restructuring Plan will achieve further operational efficiencies and provide increased gross profits. We expect to record additional cost of revenues restructuring related charges in the amount of $5.2 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring related charges not reflected.

Marketing and Sales

Marketing and sales expense decreased $11.6 million, or 8.4%, to $125.8 million for the nine months ended September 30, 2024 compared to $137.4 million for the nine months ended September 30, 2023. This decrease primarily reflected a $12.2 million decrease in advertising spending over last year when we invested heavily to support our new product launch. As a percentage of net revenues, advertising spend was 12.5% in 2024 compared to 15.7% in 2023. The lower percentage of revenues reflected the impact of using more efficient advertising techniques in 2024 as compared to management’s use of expanded marketing efforts in 2023 to support the launch of our new product lineups.

General and Administrative

General and administrative expense decreased $12.5 million, or 18.5%, to $55.1 million for the nine months ended September 30, 2024 compared to $67.6 million for the nine months ended September 30, 2023. This decrease was primarily due to 2023 including $14.2 million of non-recurring legal and professional costs incurred by the Board’s special committee and a $2.3 million reduction in other professional fees. These reductions were partially offset by a $4.3 million increase in compensation expense, which included severance costs associated with the Restructuring Plan. There will be no additional severance cost associated with the Restructuring Plan recorded in general and administrative expense.

Research and Development

Research and development costs increased $1.6 million, or 17.5%, to $10.6 million for the nine months ended September 30, 2024 compared to $9.0 million for the nine months ended September 30, 2023. This increase was primarily due to a loss incurred on the write off of a project coupled with increased investment in new research and development initiatives.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $18.9 million of restructuring and impairment charges recorded during the third quarter of 2024 included $2.4 million of employee-related costs, $0.4 million of accelerated depreciation, $5.1 million related to write-downs of long-lived assets to be disposed of or equipment in progress that will not be put in service, and $11.0 million of impairment charges which included $2.5 million associated with entering into a sublease for one of the Utah manufacturing facilities to be closed and $8.5 million for the write-off of and indefinite-lived intangible asset. We expect to record additional restructuring and other related charges in the amount of $4.7 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Loss on Impairment of Goodwill

We recorded a $6.9 million loss on impairment of goodwill in the third quarter of 2023 as a result of an impairment assessment performed that determined goodwill was impaired. An ongoing decline in our market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches.

Operating Loss

Operating loss decreased $13.0 million, or 13.4%, to $84.5 million for the nine months ended September 30, 2024 compared to $97.5 million for the nine months ended September 30, 2023. The smaller operating loss primarily resulted from an increase in gross profit, a decrease in ad spend, a decrease in general and administrative expense, and 2023 including a loss on impairment of goodwill. These increases to operating income were partially offset by restructuring and impairment charges recorded in 2024 related to the Restructuring Plan. We expect to record additional restructuring and other related charges of $9.9 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Interest Expense

Interest expense totaled $13.0 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023. This increase was primarily due to interest incurred on the Related Party Loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. Interest expense in the first nine months of 2023 was lower in part because the term loan associated with the 2020 Credit Agreement was repaid in full in February 2023 and the 2023 Credit Agreements did not go into effect until August 2023.

Other Income, Net

Other income increased to $11.6 million for the nine months ended September 30, 2024 compared to $0.3 million for the nine months ended September 30, 2023. This increase was due to $4.3 million of proceeds received in January 2024 as partial settlement for a previously filed business interruption insurance claim and $7.3 million of additional proceeds received in July 2024 for the remaining settlement payment due pursuant to the same previously filed business interruption claim.

Change in Fair Value – Warrant Liabilities

In January 2024, in connection with the Amended and Restated Credit Agreement, we issued 20.0 million Warrants to the Lenders. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. The initial liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is being re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. At September 30, 2024, the Warrants had a fair value of $19.7 million. During the nine months ended September 30, 2024, we recognized a loss of $0.1 million for the increase in fair value of the Warrants outstanding at September 30, 2024 as compared to the fair value of the Warrants on the date of issuance.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled $3.4 million for the nine months ended September 30, 2024 compared to $4.3 million for the nine months ended September 30, 2023. In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off our 2023 Credit Agreements. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2024. In February 2023, we accounted for an amendment to the 2020 Credit Agreement as an extinguishment of debt and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023. In connection with the execution of the 2023 Credit Agreements in August 2023, the Company terminated its 2020 Credit Agreement. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt during the third quarter of 2023 and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt.

Income Tax (Expense) Benefit

We had income tax expense of $0.2 million for the nine months ended September 30, 2024 compared to income tax expense of $0.2 million for the nine months ended September 30, 2023. The income tax expense amounts in both 2024 and 2023 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our Amended and Restated Credit Agreement and proceeds received from offerings of our equity capital. Principal uses of funds consist of capital expenditures, working capital needs and operating lease payment obligations. In accordance with the Amended and Restated Credit Agreement, we have elected to pay interest in kind on our new loan to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $23.4 million and $28.7 million, respectively, as of September 30, 2024 compared to $26.9 million and $30.8 million, respectively, as of December 31, 2023. Cash used for capital expenditures totaled $6.4 million and $9.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our capital expenditures in 2024 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details about our Amended and Restated Credit Agreement are described above under “Recent Developments in our Business – Debt Financing.”

Based on our current projections, we believe our cash on hand, expected cash to be generated from our operations and up to $19.0 million additional cash available under our Amended and Restated Credit Agreement on terms requested by us to the extent agreed to by the Lenders at their discretion, will be sufficient to meet our working capital requirements and cover anticipated capital expenditures for the next 12 months.  Also, in August 2024, we announced our Restructuring Plan. We believe consolidation of our manufacturing footprint is an important step to advance our grid innovation and build momentum to achieve positive operating cash flow and market share growth over the long term. In the event our cash flow from operations or other sources of financing are less than anticipated, we believe we will be able to fund operating expenses based on our ability to scale back operations, reduce marketing spend, and postpone or discontinue our growth strategies. Such actions could result in slower growth or no growth, and we may lose key suppliers, be unable to timely satisfy customer orders, and be unable to retain all of our employees. In addition, we may be forced to restructure our obligations to creditors, pursue work-out options or other protective measures. We may also need to seek additional funding sources including new debt from subordinated lenders or equity capital. However, such additional debt or equity capital may not be available on terms favorable to us or at all. Our ability to raise additional debt financing would require the consent of the Lenders.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 9 - Leases of the condensed consolidated financial statements for additional information on leases.

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following summarizes our cash flows for the nine months ended September 30, 2024 and 2023 as reported in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(24,611)	$(55,808)
Net cash used in investing activities	(6,381)	(10,183)
Net cash provided by financing activities	27,534	50,843
Net decrease in cash	(3,458)	(15,148)
Cash, beginning of the period	26,857	41,754
Cash, end of the period	$23,399	$26,606

Cash used in operating activities was $24.6 million and $55.8 million for the nine months ended September 30, 2024 and 2023, respectively. Significant components of the year-over-year change in cash used in operating activities included a $13.3 million decrease in net loss, $29.1 million of noncash restructuring, impairment and other related charges, and $7.0 million of paid-in-kind interest, offset in part by a $17.1 million fluctuation in accounts payable due to timing of vendor payments.

Cash used in investing activities reflected capital expenditures of $6.4 million and $9.4 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures in the first nine months of 2024 primarily consisted of additional investments made in our manufacturing operations and showroom facilities.

Cash provided by financing activities was $27.5 million during the nine months ended September 30, 2024 compared to $50.8 million during the nine months ended September 30, 2023. Financing activities during the first nine months of 2024 included $61.0 million of proceeds received from the Related Party Loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the Term Loans from the 2023 Credit Agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 Credit Agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

Critical Accounting Estimates

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of September 30, 2024, we had $68.0 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.7 million over the next 12 months.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The cost of the Restructuring Plan may exceed our estimates and we may not otherwise realize the intended benefits of the Restructuring Plan, which could adversely affect our results of operations and our financial condition.

The costs of the Restructuring Plan may exceed our estimates, and we may not achieve the targeted financial benefits or generate additional savings to invest in growth. We may have trouble relocating equipment to Georgia and expanding our Georgia manufacturing workforce. As we replace experienced Utah manufacturing employees with inexperienced employees in Georgia, we may lose continuity and accumulated knowledge, as well as experience a decline in productivity, which may negatively impact our production efficiency and quality. We may experience an increase in the cost of distribution due to manufacturing in only one region of the United States. During the process of consolidation, we could encounter disruptions with respect to inventory levels or raw material supply due to shifting plant volumes. We may not be able to timely sublease our Utah manufacturing facilities, which could adversely affect our financial condition. The reduction in our workforce and related restructuring, including the loss of jobs in Utah, could damage employee morale, our business reputation, and our ability to attract and retain highly skilled employees, which could adversely affect our business.

Disruption of our manufacturing operations has and could increase our costs of doing business or lead to delays in shipping our products and could materially adversely affect our business, our results of operations, and our financial condition.

The disruption of our manufacturing operations for a significant period of time, or even permanently, such as due to the Restructuring Plan or a closure related to restructuring, a pandemic, natural disasters, the termination or expiration of a lease or mechanical failures in our manufacturing equipment, would likely increase our costs of doing business and lead to delays in manufacturing and shipping our products to customers and could adversely affect our business, results of operations and our financial condition including our cash flows. In addition, the occurrence of workplace injuries or other industrial accidents at one or more of our manufacturing plants has required, and may require in the future, that we suspend production or modify our operations, which could lead to delays in manufacturing and shipping our products to customers. Likewise, acts of workplace violence may require us to temporarily suspend production or modify our operations. Such delays could adversely affect our customer satisfaction, results of operations, financial condition including our cash flows. As a result of the Restructuring Plan, we may be at increased risk of disruption to our manufacturing operations by any event affecting that plant including but not limited to a regional economic downturn, hurricanes and other natural disasters, closure due to a pandemic, the unavailability of utilities, or any other events that impacts our manufacturing and operating activities in Georgia, which could adversely affect our business.

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our Common Stock is currently listed on NASDAQ, which has qualitative and quantitative listing criteria. However, we cannot assure that our Common Stock will continue to be listed on NASDAQ in the future. In order to continue listing our Common Stock on NASDAQ, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our Common Stock, and a $1.00 minimum per share bid price for our Common Stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our Common Stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may make a determination to delist our Common Stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. Our Common Stock has been trading below the $1.00 minimum per share bid price since September 30, 2024. If our common stock continues to close below the $1.00 minimum per share requirement, we would then be required to file a Form 8-K reporting the receipt of a notice of delisting and failure to satisfy a continued listing rule or standard. Such public disclosure may lead to a limited amount of analyst coverage and have a negative effect on the price of our common stock.

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

On June 27, 2024, our Board approved the adoption of the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use Current NOLs of approximately $238 million to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. At the Special Meeting, the Company’s stockholders ratified the NOL Rights Plan. Pursuant to the NOL Rights Plan, the Board authorized and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the Rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. In connection with the NOL Rights Plan, the Board adopted, and recommended that our stockholders approve, the NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of Common Stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage). At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment.

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

As of September 30, 2024, the amount of our Current NOLs has not been audited or otherwise validated by the Internal Revenue Service (the “IRS”). The IRS could challenge the amount of our Current NOLs, which could result in an increase in our future liability for income taxes. In addition, determining whether an ownership change under Code Section 382 has occurred is subject to uncertainty, both because of the complexity and ambiguity of the provisions of Code Section 382 and because of limitations on the knowledge that any publicly traded company can have about the ownership of, and transactions in, its securities on a timely basis. Therefore, we cannot ensure that the IRS or another taxing authority will not claim that we experienced an ownership change under Code Section 382 and attempt to reduce the benefit of our Current NOLs and other tax benefits available to us at such time, even if the NOL Protective Charter Amendment is in place.

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

Because the NOL Protective Charter Amendment and the NOL Rights Plan were approved by our stockholders at the Special Meeting, we have included a legend reflecting the transfer restrictions included in the NOL Protective Charter Amendment and the Rights issued pursuant to the NOL Rights Plan on certificates representing newly issued or transferred shares of our Common Stock and disclosed such Rights and restrictions to Persons holding our Common Stock in uncertificated form, and to the public generally. Because certain buyers, including Persons who wish to acquire more than 4.9% of our Common Stock and certain institutional holders who may not be comfortable holding our Common Stock with restrictive legends, may choose not to purchase our Common Stock, the NOL Protective Charter Amendment and the NOL Rights Plan could have an adverse effect on the marketability and trading value of our Common Stock in an amount that could more than offset any value preserved from protecting our Current NOLs. The NOL Protective Charter Amendment and NOL Rights Plan could also have a negative impact on the trading value of our Common Stock by deterring Persons or groups of Persons from acquiring our Common Stock, including in acquisitions that might result in some or all of our stockholders receiving a premium above market value.

The NOL Protective Charter Amendment and the NOL Rights Plan may have an anti-takeover effect.

While the NOL Protective Charter Amendment is not intended to prevent, or even discourage, a proposal to acquire the Company, the NOL Protective Charter Amendment may have a potential anti-takeover effect because, among other things, it will restrict the ability of a Person, entity or group to accumulate more than 4.9% of our Common Stock and the ability of Persons, entities or groups now owning more than 4.9% of our Common Stock to acquire any significant amount of additional shares of our Common Stock, in each case, without the approval of our Board. Similarly, while the NOL Rights Plan is not intended to prevent, or even discourage, a proposal to acquire the Company the NOL Rights Plan may have a potential anti-takeover effect because, among other things, an Acquiring Person (as such term is defined in the NOL Rights Plan) may have its ownership interest diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the NOL Protective Charter Amendment and NOL Rights Plan may be to render more difficult or discourage a merger, tender offer, proxy contest or assumption of control by a substantial holder of our Common Stock, and have an adverse effect on the marketability and the trading value of our Common Stock. However, the NOL Protective Charter Amendment and NOL Rights Plan should not interfere with any merger or other business combination approved by the Board.

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

In connection with the issuance of Warrants pursuant to the Amended and Restated Credit Agreement, on January 23, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P. (“C-3”), Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration under the Securities Act of the Warrants, the shares of Common Stock issuable upon the exercise of the Warrants and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement required the Company to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities. On March 21, 2024, the Company filed the registration statement pursuant to the Registration Rights Agreement which became effective on June 4, 2024.

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2024).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2024).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 4, 2024	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2024	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)