Form 10-K
period 2024-12-31
Purple Innovation, Inc.
filed 2025-03-14
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2024, as reported on NASDAQ, was $58.5 million.

As of March 7, 2025, there were 107,545,493 shares of Class A common stock, par value $0.0001 per share, and 164,982 shares of Class B common stock; par value $0.0001 per share of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC; (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary; (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99.9% as of March 7, 2025; (iv) “Business Combination” refers to the February 2, 2018 reverse recapitalization transaction pursuant to which Purple Inc. acquired Purple LLC; (v) “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination; (vi) “Common Stock” or “Class A Stock” refers to the Company’s Class A common stock, par value $0.0001 per share; (vii) “Class B Stock” refers to the Company’s Class B common stock, par value $0.0001 per share; and (viii) “2024 Annual Meeting” refers to the Company’s 2024 annual meeting of stockholders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements in this report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, results of operation, financial condition and stock price. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for Purple. Specifically, forward-looking statements may include statements relating to changes in the markets in which Purple competes, expansion plans and opportunities, our restructuring, our expectation of opening additional Purple showrooms, increases in capital, advertising and operational expenses, and other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

ii

PART I

Item 1. Business

Introduction

Our mission is to deliver the greatest sleep ever invented.

We began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and have since expanded into brick & mortar stores as a true omni-channel brand. We offer a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our products from our competitors. Specially engineered to relieve pressure, maintain an ideal body temperature, and provide instantly adaptive support, Purple’s patented technology has been tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses, pillows and other cushion products.

We market and sell our products via our direct-to-consumer channel, which includes Purple.com (our direct-to-consumer e-commerce), Purple showrooms, our customer contact center and online marketplaces (collectively “DTC”), and our wholesale channel through retail brick-and-mortar and online wholesale partners.

Our core competencies in design, development and manufacturing are the foundation of our business. We have integrated our operations to include research and development, marketing and manufacturing. As a result, we have the ability to rapidly test, learn, adapt and scale our product offerings. In order to solve complex manufacturing challenges such as large-format injection molding of our Hyper-Elastic Polymer cushioning material, we designed and produced our own manufacturing equipment including our proprietary and patented molding machinery. These fully customized machines are unique to Purple and, we believe, can handle both our size and scale requirements. We believe our combination of patents and intellectual property, proprietary and patented manufacturing equipment, production processes and decades of acquired knowledge create an advantage over our competitors who rely on commoditized materials, such as foam.

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

Our knowledge of and engagement with consumers across digital and brick and mortar retail channels is advantageous and increasing. To complement our DTC efforts, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, and home décor spaces. Our goal is to provide opportunities for each customer to learn, shop, and buy in the way that works for them. We believe our differentiated products (including differences across price, comfort, benefit, marketing strategies, manufacturing capabilities, branding and technology) position us to drive long-term growth. For the year ended December 31, 2024, our DTC sales accounted for 58.1% of our net revenues, as compared to 58.1% for 2023 and 57.7% for 2022, and wholesale sales accounted for 41.9% of net revenues, as compared to 41.9% for 2023 and 42.3% for 2022.

As of December 31, 2024 we operate 58 Purple showrooms across the United States as compared to 60 Purple showrooms at the end of 2023 and 55 Purple showrooms at the end of 2022. We continue to strategically open new showrooms and anticipate continued expansion of our showrooms in the future.

Industry and Competition

Our portfolio of products is driven by our commitment to innovating real comfort solutions that meaningfully help people sleep, feel and live better. Whether it’s getting a better night’s rest or elevating everyday life, we design and manufacture innovative, differentiated products that put our customers’ comfort first.

Sleep Products

The sleep products category encompasses a variety of products including mattresses, pillows, bases, foundations, sheets, mattress protectors, blankets and duvets. Meaningful innovation in sleep products has remained stagnant and limited over the last 150 years. Coil spring mattresses and memory foam, two of the primary materials underpinning mattress technology today, were invented in the 1860s and 1990s. Latex, water and air mattresses followed, emerging in the latter part of the 20th century. The sleep product industry has generally remained complacent until the introduction of our proprietary Hyper-Elastic Polymer material, which we believe represents a meaningful innovation in pressure relief, temperature neutrality, responsiveness, durability and limited motion transfer. We believe that our proprietary technology solves problems that regular mattresses create and has proven that material innovations can have a positive impact on sleep.

Beginning in 2015, the market for sleep products underwent a fundamental transformation with the rise of e-commerce-based brands and direct-to-consumer distribution. This market change disrupted the traditional category dynamics and drove the majority of category growth (versus traditional mattress companies) for several years. Recently, the U.S. sleep product industry has experienced significant consolidation as manufacturers have acquired both direct-to-consumer companies and brick and mortar retailers to expand profitability through vertical integration and extend their reach to the consumer to capture more market share. Amidst this changing category dynamic, Purple’s product differentiation and manufacturing capabilities paired with our strategic mix of showrooms, e-commerce and third-party retailers, has allowed us to gain share and be a leader in the sleep products category.

In 2022, we acquired Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”), a premium sleep and health wellness company that was a pre-existing licensee of the founders of some of our technologies. This acquisition resulted in us owning the sole right to use all of our Hyper-Elastic Polymer technologies in our beds. In addition, the acquisition allowed us to immediately expand into the luxury mattress segment. As a result, Purple launched two collections in the second quarter of 2023, giving us three collection offerings: Essentials (including the Purple Flex, The Purple Mattress, and The Purple Plus), Restore (including Restore, RestorePlus, and RestorePremier) and Rejuvenate (including Rejuvenate, RejuvenatePlus and RejuvenatePremier). We are re-launching the Rejuvenate collection (Rejuvenate 2.0) in the second quarter of 2025 with a newly innovated grid technology.

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

While e-commerce home goods purchases have increased over the past five years, traditional brick-and-mortar retailers command a significant part of the market for mattress products. This part of the retail market is also highly fragmented and competitive. The leading brick-and-mortar specialty mattress retailer in the United States is Mattress Firm and the leading furniture store is Ashley Furniture. These national retailers compete with both regional and local retailers as well as furniture and department stores. Purple has also expanded into many of these regional and local furniture retailers.

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

●

Vertical integration enables nimble design, development and execution— We design and develop our products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach. In August 2023, we opened an innovation center near our headquarters in Utah to support and accelerate our ongoing research and development.

Growth Strategies

●	Focus on pioneering new technologies to maintain our competitive advantage. Our strategy focuses on offering a differentiated product that provides unique benefits and higher customer satisfaction, all fueled by our proprietary flexible gel technology. Advancements and innovation in our grid technology has led to a new grid technology marking a significant advancement in our product lineup. Our new DreamLayer grid, stacked with our original grid, creates a unique combination that continues to differentiate us in the market while driving superior comfort and support for an even more premium sleep experience. This upgrade will result in a refresh of our current Rejuvenate line. The new Rejuvenate 2.0 collection launches in the second quarter 2025 through our direct-to-consumer channels, followed by a full wholesale roll-out expected to be complete by the third quarter 2025. In addition, we significantly expanded our distribution of pillows by launching our renowned DreamLayer and Freeform pillows into our wholesale channel.

●	Drive sales by promoting our product differentiation. We started as a brand built on differentiation. In recent years, the category has relied extensively on discount messaging to attract customers, with less focus on product benefits. Our goal is to refocus our messaging to lead with our product differentiation. We intend to effectively articulate the unique qualities of sleeping on our gel grid layer to be more effective and reach more consumers. In our selling channels, we expect refocusing our messaging on promoting our differentiation will drive more and better quality traffic while improving conversion both online and in stores, and increase our share of retailer sales in our wholesale channel.

●	Prioritize gross margin improvements. We expect continued gross margin gains to come from driving cost savings through plant consolidation efficiency gains, supplier diversification efforts, and improved scrap and yield results from continuous improvements efforts. We are also ramping up in-house pillow production, changing vendors for key mattress components like coils and mattress covers and improving our delivery program to drive cost improvements and better deliveries. These savings will enable us to reinvest in innovation and marketing to drive growth.

Our Products

Our current product portfolio is as follows:

●	Mattresses— Our mattresses utilize the unique benefits of our patented Gelflex Grid technology creating a one-of-a-kind sleep solution that regulates body temperature, allowing you to sleep cooler through the night and soft enough to cradle pressure points while also providing support through localized buckling columns. The columns in our Gelflex Grid mattresses instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for uniquely buoyant, supportive comfort. Our Gelflex Grid products are manufactured with non-toxic ingredients that are third-party tested and free from carcinogenic chemicals. Our patented Gelflex Grid technology is used in all Purple mattresses. We back up the quality and durability of our mattress with a 100-night trial and a 10-year warranty. With our premium mattress collections, the Restore Collection and the Rejuvenate Collection, launched in 2023, we now have three collections that come in a variety of feels and price points to appeal to a wide range of consumers with high satisfaction and delivering best sleep.

●	Pillows— We currently sell eight pillow models, all designed to deliver various sleep preferences and needs. The Purple Harmony™ Pillow, the Purple Freeform™ Pillow, the Purple DreamLayer™ Pillow, the Purple Harmony Anywhere™ Pillow, the Purple Pillow®, the Purple Twin Cloud® Pillow, the Purple Cloud® Pillow and the Kids Pillow®. The Purple Harmony Pillow is the world’s first pillow with a full wrap of honeycomb Gelflex® Grid surrounding a soft, responsive latex core for blissfully cool comfort and responsive airy support. The newly launched Purple Freeform Pillow features the honeycomb Gelflex Grid with an all-new MicroFlex™ Moon Foam fill interior for luxurious, moldable comfort. It is our first fully adjustable pillow as the MicroFlex Moon Foam and optional neck roll chambers can be adjusted for personalized height, firmness and support. The newly launched Purple DreamLayer Pillow uses an all-new version of the Gelflex Grid combined with MicroAir Foam for a dreamy, melt-in comfort that provides contour-hugging support without the heat and delay of a traditional memory foam. The Purple Harmony Anywhere Pillow has all of the advantages and feel of the Purple Harmony Pillow in a portable, take-anywhere travel size. The Purple Pillow is designed entirely of Gelflex Grid for a firmer, no-fluff, ergonomic support with ultimate cooling and adjustable height layers. The Purple Twin Cloud Pillow is a hypoallergenic down-alternative that features our patented cover construction and two chambers of silky, down-like fibers for an extra fluffy, cloud-like comfort with two optional firmness settings. The Purple Cloud Pillow features the same fill as the Purple Twin Cloud Pillow, but a simpler, single chamber design for classic, cloud-like comfort. The Kids Purple Pillow is made entirely of Gelflex Grid, similar to the Purple Pillow, but is smaller and softer for smaller sleepers. We believe our pillows are unique and there is a sleep solution for every type of sleeper to get the best sleep of their life, with no other products in the market like them in appearance, design, functionality or comfort. We also back up the quality and durability of our pillows with a 100-night trial and a one-year warranty.

●	Sheets— Made from stretchy and breathable bamboo-based Viscose, our Purple SoftStretch sheets are designed to maximize the functionality of our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our unique Gelflex Grid mattress (or any other mattress). Our sheet sets include pillowcases that also maximize the unique functionality of our pillows and come in both standard and deep pocket sizes.

●	Waterproof Mattress Protector— Like our sheets, our new Purple Waterproof Mattress Protector mattress is designed to optimize the functionality of our Gelflex Grid in our mattress. Our premium mattress protector is stretchy, breathable and waterproof. It is also stain-resistant and machine-washable, making it easy to clean. All features help keep your mattress looking and feeling like-new.

●	Bases— Our full line-up of smart adjustable bases has been designed to pair with our premium mattresses for the ideal Purple sleep system experience. The Purple Adjustable Base, the Purple Premium Smart Base, and the Purple Premium Plus Smart base have a wide range of functions, such as adjustable head and foot positions, zero-gravity preset for a near weightless feel, a “sitting” preset, under-bed lighting, adjustable legs and a wireless remote with in-app control. Our platform bed assortment includes the Purple Bed Foundation and the Purple Metal Platform. The Purple Bed Foundation has the look of a stylish upholstered bed frame and is easy to ship and assemble, with no tools required. Our Purple Metal Platform, with its low-profile design, features a sturdy steel frame and extra slats to ensure silent, shake-free support for the lifetime of your mattress.

●	Seat Cushions— The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets, extending the benefits of our Gelflex Grid technology. Purple currently sells four types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

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

Our Hyper-Elastic Polymer material is durable, elastic and can stretch up to 15 times its original size and return without losing its shape. It sleeps and sits temperature-neutral and has good ventilation to inhibit moisture build-up.

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

Proprietary Machinery

Internally designed, developed and built, our patented and proprietary molding machines are able to mold our Hyper-Elastic Polymer material into large-format king-sized mattresses at scale. We have modified other molding machines to manufacture additional products containing Hyper-Elastic Polymer material. We also acquired in the Intellibed acquisition the patented manufacturing machine and process that had been licensed by our founders, preventing others from obtaining access to that technology. The process of molding our Hyper-Elastic Polymer material using our molding machinery is proprietary, patent-protected and complex, requiring specific knowledge and expertise to successfully execute manufacturing. We have in-house engineering and fabrication capabilities enabling us to design, manufacture, install and maintain new equipment as well as optimize the performance and efficiency of our existing machinery based on real-time insights gained from our vertically integrated operations.

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

Our Sales Channels

We sell our products via our DTC channel, which includes Purple.com (our direct-to-consumer e-commerce), Purple showrooms, our customer contact center and online marketplaces, and our wholesale channel through retail brick-and-mortar and online wholesale partners.

Direct-to-Consumer Channel

Our e-commerce distribution channel is a critical hub for consumer education and consumer engagement, as well as conversion. We have benefited from the rapid growth of the direct-to-consumer channel in the sleep product industry in addition to our differentiated product offering and unique marketing campaigns. We sell directly to consumers through our website, our customer contact center and online marketplaces. With our website and customer contact center, we help customers easily engage in relevant content, research our solutions, transact online or via our customer contact center, or find the nearest retailer. We believe our online experience expands our brand and connections with consumers, enabling deeper awareness, engagement and brand loyalty. We believe our 100-night trial, 10-year warranty, attractive financing options, strong customer testimonials and excellent service provide confidence to consumers buying a mattress.

We operate 58 Purple showrooms across the United States where consumers can experience our brand, learn and engage with our technology and purchase our products. Over time, we plan to strategically expand our showroom footprint across the United States.

Wholesale Channel

We sell our assortment of products through brick-and-mortar and online wholesale partners. We began selling mattresses and other sleep products through our largest wholesale partner, Mattress Firm, in November 2017 and have continued to expand the number of wholesale partners where our mattresses and other sleep products are sold. We now sell mattresses through Ashley Furniture, Big Sandy, City Furniture, Costco, Denver Mattress, HOM Furniture, Living Spaces, Mathis Brothers, Mattress Firm, Mattress Warehouse and Raymour & Flanigan, among others. We typically have four to five mattress models on the floor. Sales associates have been trained and we believe are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue to grow our placements with wholesale partners to give our customers the opportunity to feel the difference of our Hyper-Elastic Polymer technology for themselves.

Operations

Factories, Supply Chain and Manufacturing

In August 2024, we initiated a restructuring plan to strategically realign our operational focus to achieve operations efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Restructuring Plan is comprised of the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant. Closure of the two Utah manufacturing facilities is planned to be completed in the second quarter of 2025. Our manufacturing facility in McDonough, Georgia provides 844,000 square feet of manufacturing and distribution space where we manufacture our proprietary Hyper-Elastic Polymer cushioning used in our mattress, pillow and seat cushion products. We also have recently opened a 198,000 square foot distribution facility in Salt Lake City, Utah, that in addition to the McDonough facility, will assemble, package and ship our products. We continually strive to improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We also manage our production labor and capacity utilization to promote efficient use of our manufacturing facilities. We believe our McDonough factory provides ample room to accommodate our future growth and expansion plans for the near term.

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

Environmental and Governmental Regulation

We are subject to numerous federal, state, local and foreign consumer protection, retail, environmental, health, safety, import/export, marketing, e-commerce, privacy, and other laws and regulations applicable to the sleep product industry. As a manufacturer of mattresses and related products, we handle regulated substances, which subject us to various environmental laws. For example, we are subject to the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act, and related state and local statutes and regulations. Our mattress products are subject to fire-retardant standards developed by the State of California, U.S. Consumer Product Safety Commission and other jurisdictions where we sell these products.

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

Research and Development

Our research and development teams are focused primarily on developing new comfort technologies and products. In 2023, we launched our three new premium mattress collections including our new line of luxury mattresses. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we can integrate these insights into our manufacturing process, digital marketing, products and equipment. In order to facilitate further innovation and development, we opened a 61,000 square foot facility in August 2023 located in Draper, Utah that serves as our innovation center.

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

We own or have the exclusive right to use hundreds of granted or pending patents and hundreds of patent filings on inventions and designs pertaining to our machines, processes, mattresses, pillows, seat cushions, packaging techniques and other related existing and future products. Our issued United States patents that are significant to our operations are expected to expire at various dates up to 2042.

We have several trademarks registered with the U.S. Patent and Trademark Office (USPTO). Applications are pending for registration of additional trademarks and some of these listed trademarks for additional classes of goods both in the United States and internationally. Our Purple, No Pressure, Gelflex, the color purple, and Hyper-Elastic Polymer trademarks are also registered and have applications pending for various classes of goods in numerous foreign jurisdictions, some of which include Australia, Canada, China, Europe, United Kingdom, Japan and Korea. We also have several common law trademarks.

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

As of March 7, 2025, we had approximately 1,200 employees engaged in manufacturing, research and development, general corporate functions, wholesale, e-commerce, and Purple showrooms.

In 2025, Purple’s human resources team is focusing on four pillars that drive our people strategy: (i) acquire, retain, and develop great people; (ii) improve organizational performance; (iii) deliver competitive and meaningful pay and benefits; and (iv) celebrate our people.

Acquire, retain, and develop great people

We attempt to strategically acquire, keep and cultivate a talented, motivated, and high-caliber workforce. We believe this will be achieved by selectively recruiting outstanding talent, tailoring development plans for employees, implementing an accelerated leadership development program for promising individuals, and building cross-functional career maps.

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

Available Information

Our website address is www.purple.com. We make available, free of charge on our Investor Relations website, investors.purple.com, all of our reports filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

We also use our Investor Relations website, investors.purple.com, as a channel of distribution of additional Purple information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

Information About Our Executive Officers

As of the date of this report, our executive officers are as follows:

Name	Age	Title
Robert T. DeMartini	63	Director, Chief Executive Officer
Todd E. Vogensen	56	Chief Financial Officer and Treasurer
Tricia S. McDermott-Spikes	53	Chief Legal Officer and Secretary
Eric S. Haynor	61	Chief Operating Officer
Jeffrey L. Hutchings	58	Chief Innovation Officer
Jeffery S. Kerby	56	Chief of Owned Retail Officer
John J. Roddy IV	57	Chief People Officer

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

Tricia S. McDermott-Spikes joined Purple in October 2023 and serves as Chief Legal Officer and Corporate Secretary responsible for strategic oversight of the legal organization, corporate governance, compliance intellectual property, licensing, litigation, insurance and government affairs.  Ms. McDermott-Spikes is a skilled executive, attorney and business leader who brings more than 25 years of expertise in global retail and manufacturing environments. Prior to joining the Company, from February 2021 to October 2023, Ms. McDermott-Spikes served as the chief legal & risk officer and secretary at Shoe Show, Inc. Previously, from December 2011 to February 2021, Ms. McDermott-Spikes was with Perry Ellis International, Inc., where she served in roles of increasing responsibility and last served as general counsel and secretary from November 2017 to February 2021. Ms. McDermott-Spikes is active in her community, having previously served on the boards of Teach for America (Miami-Dade), Family Promise of Palm Beach County, the Association of Corporate Counsel (Charlotte), and the U.S. Patent & Trademark Office, Trademark Public Advisory Committee as an appointee of the U.S. Secretary of State. Ms. McDermott-Spikes continues her service on the Board of Trustees of the Blumenthal Performing Arts Center in Charlotte, NC, as chair of the Talent, Development & Retention Committee and member of the Governance Committee. Ms. McDermott-Spikes received a Bachelor of Arts degree in English and a Juris Doctor degree from Rutgers University along with a certificate in Accelerated Management from Yale University School of Management.

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

Item 1A. Risk Factors

The risk factors detailed below could materially harm our business, results of operation and/or financial condition, impair our future prospects and/or cause the price of our Common Stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

Risks Relating to Our Business and Our Operations

Our indebtedness, related covenants, and certain prepayment obligations, including make-whole payments, could limit operational and financial flexibility and adversely affect our business if we breach such covenants or default on such indebtedness.

On January 23, 2024, to refinance existing obligations, we entered into a Second Amendment to Term Loan Agreement (the “Second Amendment”) and an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement) with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell”), Harvest Small Cap Partners Master, Ltd.(“Harvest Master”), Harvest Small Cap Partners, L.P. (“Harvest Partners”), and HSCP Strategic IV, L.P. (“HSCP” and together with CCP, Blackwell, Harvest Master, and Harvest Partners, the “Lenders”). Upon entry into the Amended and Restated Credit Agreement, we received a term loan in the amount of $61.0 million. The Amended and Restated Credit Agreement imposes various affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, paying dividends or making distributions and transactions with affiliates, among other customary covenants.

These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and complicate our ability to execute our business strategy or compete with less restricted companies.  If we fail to comply with the covenants under the Amended and Restated Credit Agreement, we may need to seek future amendments or waivers and/or alternative liquidity sources, such as subordinated debt, which may not be favorable or available. Before taking any action requiring a waiver under the Amended and Restated Credit Agreement, we must first obtain approval from the Lenders, which may cause us to incur additional costs and may not be granted. Non-compliance could lead to defaults, which could materially adversely affect our financial condition and results of operations, including possible acceleration of our debt and, as well as other cross-defaulting debt obligations. Additionally, defaults could significantly impair our ability to secure alternative financing and limit our business strategies. Our compliance with these covenants will depend on successfully implementing our business strategy, as breaches could lead to defaults and acceleration of our debt, potentially forcing us into bankruptcy or liquidation.

In addition, on March 12, 2025, we entered into an Amendment to the Amended and Restated Credit Agreement (the “2025 Amendment”), pursuant to which the Lenders agreed to provide us with an incremental term loan of $19.0 million. The 2025 Amendment also amended the Amended and Restated Credit Agreement to (i) provide for an additional term loan from the 2025 Term Loan Lenders (as defined in the 2025 Amendment) in an aggregate amount not to exceed $20.0 million, subject to the approval of the Required Lenders in their discretion, (ii) provide for the payment of substantial make-whole payments in the event we prepay the loans prior to their maturity, and (iii) provide that the incremental term loan will be senior in right of repayment to the initial term loan.

Under the Amended and Restated Credit Agreement, we have mandatory prepayment obligations, including upon certain asset dispositions, equity issuances, debt incurrences and extraordinary receipts of cash. As amended by the 2025 Amendment, we may be required to make substantial “make-whole” payments to the Lenders. If required to prepay or pay such make-whole payments, we may lack the liquidity to do so, resulting in default. Prepayments, including make-whole payments, would also divert resources from operating expenses, potentially harming relationships with suppliers, hindering growth strategies, and jeopardizing our business continuity. In addition, such payments could result in holders of our Class A Stock not receiving any consideration in a sale of our business, or if we were to liquidate, dissolve, or wind-up, either voluntarily or involuntarily.

We may need additional funds to execute our business plan, maintain our liquidity, repay our debt and fund our operations. We may not be able to obtain such funds on acceptable terms or at all.

We have experienced recurring operating losses and negative cash flows and may continue to generate operating losses and consume significant cash resources in the future. For the years ended December 31, 2024, and 2023, we had negative cash flow from operating activities of $18.0 million and $54.7 million, respectively. As of December 31, 2024, we had unrestricted cash and cash equivalents of $29.0 million and borrowings of $70.7 million under our Amended and Restated Credit Agreement (as defined below), which will become due on December 31, 2026.

On March 12, 2025, we borrowed an additional $19.0 million under the Amended and Restated Credit Agreement pursuant to the 2025 Amendment (as defined below), which will also become due on December 31, 2026. The 2025 Amendment (as defined below) also added certain make-whole payments with respect to our borrowings under the Amended and Restated Credit Agreement, which would require substantial payments in connection with certain pre-payments or refinancing of our outstanding borrowings.

In connection with the preparation of our 2024 financial statements, we undertook a going concern assessment and concluded the Company will have sufficient liquidity for its operations for at least one year from the date these consolidated financial statements are issued. However, there can be no assurance that we will be able to maintain the liquidity necessary to fund our long-term operations and growth strategies, or repay our debt obligations when due. As a result, we may need to secure additional sources of liquidity to fund our long-term operating activities and capital expenditures. However, there can be no assurance that we will be able to obtain additional financing as needed on terms favorable to us, or at all. If we fail to meet liquidity and capital requirements, we may need to scale back or halt our growth plans, risking slower growth, losing suppliers, failing to meet customer demands, and losing employees. We may also need to restructure our obligations or pursue other measures to address any liquidity deficiency.

Under the Amended and Restated Credit Agreement, we can request additional loans, but the Lenders may deny requests, limiting our access to future funds and adversely affecting our liquidity, financial condition and results of operations.

Future equity or debt financings may involve issuing securities likely to be dilutive to our existing stockholders, such as warrants, as we did on January 23, 2024 when we issued to the Lenders, as partial consideration for their entering into the Amended and Restated Credit Agreement, warrants (the “2024 Warrants”) to purchase 20.0 million shares of our Common Stock (approximately 19% of our currently outstanding Common Stock) at a price of $1.50 per share, subject to certain adjustments. In addition, on March 12, 2025, we issued to the Lenders, as partial consideration for their entering into the 2025 Amendment, warrants (the “2025 Warrants” and together with the 2024 Warrants, the “Warrants”) to purchase 6.2 million shares of our Common Stock (approximately 6% of our currently outstanding Common Stock) at a price of $1.50 per share, subject to certain adjustments. The exercise of such warrants and/or any additional similar securities in the future would dilute the value and amount of our Common Stock. Similarly, any new securities we may issue may carry preferences, superior voting rights, or additional terms that could adversely affect shareholders of our Common Stock. Future capital raising efforts may incur substantial costs, such as investment banking, legal, and accounting fees, and could lead to non-cash expenses that negatively impact our financial condition.

We may not realize all the intended benefits of our Restructuring Plan and other cost-saving initiatives, which could adversely affect our results of operations and our financial condition.

In 2024, we implemented our Restructuring Plan to consolidate our Utah manufacturing operations into our McDonough, Georgia plant, and we plan to undertake further cost-saving initiatives in 2025. However, the remaining costs under our Restructuring Plan may exceed estimates, and we may not achieve all the expected financial benefits or savings. Relocating equipment to Georgia and expanding our workforce there could be challenging. Replacing experienced Utah employees with less experienced Georgia staff may lead to a loss of knowledge, lower productivity, and decreased efficiency and quality. Manufacturing in a single U.S. region could increase our distribution costs. Consolidating plants may cause disruptions in our inventory and raw material supply. We may not fully sublease our Utah facilities, impacting our financial condition. The Restructuring Plan, as well as past and future restructurings, including workforce reductions, could harm employee morale, disrupt business operations, result in the loss of institutional knowledge, damage our reputation, and impair our ability to attract skilled talent, negatively affecting the business.

In addition, we plan to implement additional cost savings measures in 2025 beyond those implemented pursuant to our 2024 Restructuring Plan. We may not achieve the expected financial benefits or savings from these additional cost savings measures, which could further adversely affect our results of operations and financial condition. Additionally, such cost saving measures may adversely affect our ability to generate additional revenue in the future.

We have in the past experienced and may in the future experience significant fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations will fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors and adversely affect the price of our Common Stock. If we fail to meet or exceed the expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our Common Stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our Common Stock could decline.

Coliseum Capital Management, LLC is our largest stockholder and Lender, and exercises substantial control over our Board composition, management team members and strategies.

As reported by Coliseum in its Schedule 13D/A filed on January 23, 2024, Coliseum Capital Management LLC (“Coliseum”) beneficially owns 58.5 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 11.6 million shares of Common Stock that could be acquired upon exercise of its Warrants). Coliseum will only have the right to exercise its Warrants to the extent that it (together with its affiliates) would not beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after such exercise (the “Beneficial Ownership Cap”).

As a result of its significant beneficial ownership of our Common Stock, Coliseum has the ability to influence the outcome of any corporate actions which require stockholder approval, including but not limited to, the election of directors, significant corporate transactions including a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit other stockholders’ ability to influence corporate matters, including control of the composition of our Board and management, as well as our corporate strategies, and could adversely affect the market price of our Common Stock or the sale of the Company. In addition, Coliseum exercises substantial control over us as the primary Lender under the Amended and Restated Credit Agreement.

In 2022, Coliseum delivered to us an unsolicited bid to acquire the remaining outstanding shares of our Common Stock, submitted a notice of its intent to nominate a slate of directors, which slate would have constituted a majority of the Board, and filed a lawsuit challenging our issuance of a dividend of shares of preferred stock (the “Action”). On April 19, 2023, Coliseum and the Company entered into a cooperation agreement (the “Cooperation Agreement”) settling the Action, which included among other items the appointment of certain new directors and agreement to certain standstill provisions, as discussed further in Note 16 – Related Party Transactions Coliseum Capital Management, LLC of the Notes to the Condensed Consolidated Financial Statements. The Cooperation Agreement terminated on the date following our 2024 annual meeting of stockholders. Under the terms of the Cooperation Agreement, our current Chair of the Board, Mr. Gray, and four of our other current directors, Mr. Darling, Mr. Pate, Mr. Peterson and Ms. Serow, were appointed or nominated to serve on our Board.

There can be no assurance that Coliseum will not make another unsolicited bid to acquire the remaining outstanding shares of our Common Stock or attempt to nominate additional or replacement members to the Board. Such future actions by Coliseum may require us to devote significant additional resources and time that would otherwise be directed at our business and operations or may demotivate current executives and discourage other executives from joining the Company. In addition, such actions could cause the price of our Common Stock to change based on investors’ perceptions of Coliseum’s actions and Coliseum’s influence over the Company and our Board.

We have engaged in significant related-party transactions with Coliseum and other parties that may give rise to conflicts of interest or otherwise adversely affect our results of operations and the value of our business.

We have engaged in numerous related-party transactions with significant stockholders, directors, and their affiliated entities. For example, under the Amended and Restated Credit Agreement, as amended by the 2025 Amendment, the Lenders, which include Coliseum, have loaned to us an aggregate of $80.0 million and we have issued Warrants to Coliseum and the other Lenders to purchase an aggregate of 26.2 million shares of our common stock at $1.50 per share. Coliseum, our largest stockholder, has appointed or nominated a total of five directors to serve on our Board, each of whom continues to serve on our Board, including, Adam Gray, who continues to serve as Chairman. Any future transactions with the Lenders or any other related parties may give rise to conflicts of interest or otherwise adversely affect our business.

Our preliminary exploration of potential strategic alternatives may not be successful, which may adversely affect our ability to compete with larger, including combined, competitors.

We regularly engage in dialogue with market participants regarding potential business combinations, partnerships and other strategic alternatives. Based on certain recent preliminary inquiries, the Board has formed a special committee of independent directors and we have engaged a financial advisor to support them in evaluating any indications of interest and exploring other potential strategic alternatives. There can be no assurance that any of such preliminary exploratory activities will result in our engaging in a strategic alternative transaction, or even if we do so, that any such strategic alternative transaction will result in favorable terms and conditions for us or our shareholders. If we are unsuccessful in engaging in a favorable strategic alternative, then our ability to grow our business and compete with larger, including combined, competitors may be adversely affected. As a result, we may face liquidity challenges in the long-term and our ability to achieve consistent profitability may be adversely affected.

We may not be able to successfully anticipate consumer trends and demand and our failure to do so may lead to a loss of consumer acceptance of the products we sell.

Our success may depend on our ability to timely anticipate and respond to changing consumer trends. Those changes and resulting changes in our product mix and distribution strategy could adversely affect our business and results of operations. For example, as retail stores reopened following the COVID-19 pandemic, consumers shifted away from online retail purchases towards brick-and-mortar shopping. Our gross profit margins for sales through wholesale customers are lower than those in our DTC channel, so that shift adversely affected our gross profit margins. If we fail to identify and respond to emerging trends, consumer acceptance of the products we manufacture and sell and our image with current or potential customers may be harmed, which could reduce our net sales. If we misjudge market trends, we may significantly overstock inventory and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of inventory or increases in time for fulfillment of our products that prove popular could also reduce our sales.

We operate in the highly competitive sleep products industry, and if we are unable to compete successfully, our results of operations could be adversely affected.

The sleep products industry is highly competitive and fragmented, with competition from manufacturers (including those sourcing from low-cost countries), traditional retailers, and online direct-to-consumer brands. Competition centers on price, quality, brand recognition, availability, and performance across various distribution channels. This competitive environment exposes us to risks of losing market share, significant customers, margins, and new customer acquisition. We have introduced new products in the luxury mattress market but have limited experience in this sector. If we fail to compete effectively with other manufacturers and retailers of our products, our sales, profitability, cash flow, and financial condition may be materially adversely affected.

Many of our significant competitors, including established manufacturers, retailers, and new entrants, offer products directly competing with ours. This increasing competition from both domestic and international sources, including competitors that source from low-cost locations such as China and Vietnam, could adversely affect our business, financial condition and results of operations. Competitors are expanding their distribution channels, with many offering direct-to-consumer sales online. Major retailers like Mattress Firm, Amazon, and Walmart also sell competing products. Additionally, foreign retailers may vertically integrate by acquiring U.S. mattress manufacturers or other retailers.  Many of our competitors have greater financial resources, technical expertise, larger customer bases, established industry relationships, and more mature distribution channels. They may aggressively pursue market share with new or existing products, and we cannot guarantee we will have the resources or expertise to compete successfully. Additionally, competitors with better e-commerce platforms could hurt our sales. We have limited ability to predict competitors’ actions, such as new product launches, pricing strategies, or marketing campaigns, which could impact our market share and product margins. Competitors may also secure better terms from vendors, adopt more aggressive pricing, and invest more in technology and marketing. With many competitors offering a wide range of products, it may be difficult for us to differentiate through value, style, or functionality. Additionally, our products are often heavier, and some markets may not support affordable delivery, limiting our reach. The retail sleep product industry has low barriers to entry, allowing new or existing retailers to increase competition. This could delay or prevent us from gaining market share and negatively impact our growth and future results of operations.

The Sleep products industry has experienced significant consolidation in recent years, including vertical integrations, with competitors acquiring brands to expand distribution networks, leverage economies of scale to gain market share and lower prices, gain greater bargaining power with suppliers, enhance brand recognition, advance research and development, and extend marketing and retail distribution channels. Consolidation among retailers may result in fewer sales channels or more restrictive terms for standalone brands. If we are unable to adapt to these industry shifts, our growth, results of operations, and market share could be adversely impacted.

Technological changes, such as advances in artificial intelligence, may render our current technologies obsolete or require costly updates. These new technologies may be superior to the technologies we currently use in our products and services. Adopting new technologies could be hindered by industry standards, regulations, resistance from clients, expense, or third-party intellectual property rights. Our competitiveness may depend on our ability to innovate and adapt to these changes and failure to keep pace may adversely affect our results of operations.

Timely product delivery affects our competitiveness. Failure to maintain or enhance our delivery processes and infrastructure could negatively impact our ability to compete. Disruptions, delays, or increased freight costs with our carriers and freight forwarders could harm sales, increase cancellations, damage our brand, and adversely affect our results of operations and our financial condition. If we fail to deliver products on time, our DTC and wholesale customers may reduce or stop future orders, and we may face late charges from wholesale partners. Production or shipment issues that lead to lower demand could materially impact our business and results of operations

Lack of availability and quality of raw materials, labor, components and shipping services, or increases in the cost of such inputs, have caused and may continue to cause delays in our inability to provide goods to our customers or could increase our costs, either of which could adversely affect our results of operations.

We rely on external suppliers for key raw materials like polyurethane foam, oil, spring units, and our Hyper-Elastic Polymer® ingredients. Any supply issues, quality concerns, or price fluctuations could raise costs and hinder our ability to meet customer demand. These issues or concerns may be magnified to the extent we rely on a limited number of suppliers or a sole supplier. Competitive pressures may also limit our ability to pass on price increases, potentially leading to lost sales.  Shortages of widely used components like foam and spring units, due to factors like increased demand, weather events, or supply chain issues, could impact our production and operations. If a supplier fails to deliver, we will need to find replacements, potentially on unfavorable terms. Any disruption in component supply could significantly interrupt production and raise costs.

Even with timely access to raw materials, supply chain constraints, inflation, increased duties and tariffs, and other factors will increase shipping, labor, and production costs. Rising costs for materials, transportation, and labor could impact our production efficiency, reduce gross margins, and negatively affect our results of operations. Shipping costs and delays have in the past risen and may again in the future rise due to port closures, congestion, and shortages of containers and ships. Future disruptions, such as pandemics, geopolitical conflicts, and increased duties and tariffs, could worsen delays and increase material costs. These issues may impact our ability to maintain inventory, meet demand, and affect our operations. Any significant supply chain interruptions or inability to source materials at acceptable prices could harm our business.

Our information technology systems may fail to perform adequately, may be disrupted by natural disasters or other catastrophes, or we may be unable to protect the privacy, integrity and security of our information systems.

Our operations and our revenue rely heavily on information technology systems. Any failure in these systems could disrupt our sales and various functions, including order processing, inventory management, and product delivery. Upgrades or improvements to our systems may require significant capital, time, and resources, potentially causing disruptions. Difficulties with system upgrades or failures, or an inability to adapt our systems to business changes could negatively impact our operations. Our systems may face interruptions or degradation from hardware or software issues, cyberattacks, natural disasters, power losses, fraud, political conflicts, or other events. Some systems may lack sufficient redundancy, and our disaster recovery planning may not cover all scenarios. They are also vulnerable to natural disasters, security breaches, sabotage, and data theft. Any such issues could negatively impact our results of operations.

We collect and store personal information from customers and suppliers, including customer payment details. We may share this information with third parties. Cyberattacks targeting sensitive data are a known threat, and hackers may attempt to breach our systems or those of third parties. Employees, contractors, or business partners could also intentionally or unintentionally compromise security. For example, we previously experienced an unauthorized intrusion involving a former contractor’s credentials, though no personal information was accessed. Future breaches could occur if there are weaknesses in our internal controls over financial reporting related to information technology systems. We and third-party partners have experienced and, in the future, may experience various cyber-attacks, including phishing, malware, and ransomware attacks. In 2022, we experienced a spear-phishing attack that led to a $140,000 loss due to unauthorized changes to a vendor’s bank account. We expect continued exposure to similar threats. Additionally, increasing use of artificial intelligence by us and our third-party partners may increase these risks. A breach releasing sensitive data could harm our reputation, result in financial losses, and increase our security costs. Successful ransomware attacks could disrupt our operations, and while our insurance may cover some losses, it may not be sufficient for all liabilities. We are subject to evolving data privacy and breach laws, both at the state level (e.g., the California Consumer Privacy Act), the federal level, and internationally as we expand. These laws’ rapid changes and potential inconsistencies increase compliance costs and non-compliance risks. While we aim to comply, failure to do so could result in fines, administrative actions, and reputational damage.

Changes in economic conditions, including the housing market and tariffs, have or will adversely affect our business, results of operations and financial condition.

We have experienced and may continue to experience volatility due to global and U.S. market conditions including the housing market, mortgage interest rates, tariffs, and inflation. These market conditions impact demand for mattresses and related products. We have experienced and may continue to experience a negative impact on our demand as a result of the current housing market. The impact of newly implemented or threatened tariffs is uncertain but will increase our costs and may negatively impact the demand for our products. We may not be able to pass along the costs of such tariffs to our customers, which could adversely affect our results of operations and financial condition. Continued inflation may reduce consumer discretionary spending, negatively affecting demand for our products.

Disruption of our manufacturing has and could increase our costs of doing business or lead to delays in shipping and could materially adversely affect our business, our results of operations, and our financial condition.

Disruptions to our manufacturing operations, whether from the Restructuring Plan, a pandemic, natural disasters, lease issues, or equipment failures, could increase costs, delay production and shipping, and negatively impact our business, operations, and financial condition. Workplace injuries, industrial accidents, or violence could also lead to production suspensions and delays, affecting customer satisfaction, results of operations, financial condition including our cash flow. The Restructuring Plan, which consolidated our manufacturing operations into one plant, may heighten the risk of disruption, particularly from regional economic downturns, hurricanes, pandemics, utility shortages, or other events affecting our Georgia plant, potentially harming our business.

Future growth and profitability may depend on our ability to improve our product line, successfully introduce new products, and effectively and efficiently market our products to attract and retain customers.

The mattress, pillow, bedding, bed base, and cushion industries are highly competitive. Competitors may develop or acquire superior technology. Our ability to grow market share depends on continually improving and expanding our product line and accessories. We invest significantly in research and development to improve and expand our products. If these efforts fail to lead to meaningful improvements or consumer acceptance, our results of operations, financial results, and reputation could suffer, potentially harming our business. A large portion of our gross profit comes from mattress products. If we fail to develop or successfully market new models, such as those introduced in recent years, our results of operations and business could be harmed.

We rely on effective marketing messages and efficient advertising to drive consumer awareness and sales. We continually adjust our strategies, including messaging, budget, and channels. However, we may struggle to adapt to changing consumer preferences, competition, and advertising efficiency. We rely on internet-based advertising through media and e-commerce platforms. If these platforms become less effective, lose users, or fail to target our audience, our advertising may lose effectiveness and adversely affect our business. Advertising costs on social media platforms such as Facebook have risen significantly, reducing efficiency, and we expect costs to keep increasing. We rely on relationships with media partners, search engines, social media influencers, and e-commerce platforms to drive traffic and attract customers. If we can’t maintain or develop these relationships on favorable terms, or if our reputation suffers, our ability to grow could be impacted. If we can’t manage these costs or generate expected sales, our business could be adversely affected.

Our growth may be impacted by the effectiveness of our online experience for targeted audiences, including advertising and search optimization. We also need to manage consumer sentiment, prevent false information about our products, and ensure website stability. The increased presence of direct-to-consumer internet retailers and traditional mattress and furniture retailers and manufacturers has increased competition for search terms, driving up marketing costs. The growing number of third-party review websites gives customers many platforms to review our products, and negative reviews can significantly impact our reputation and brand and may adversely affect our results of operations. If we can’t manage relationships with reviewers to ensure accurate feedback, misleading reviews may harm our brand and hinder efforts to improve it. Ineffective marketing messages, inefficient advertising, or poorly targeted programs may harm brand awareness, consumer traffic, and our financial performance. Additionally, failure to prevent misleading information or negative sentiment on social media could also negatively impact our results of operations and financial condition.

Our expansion into wholesale distribution and new sales channels, new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

Most of our sales are through DTC channels, but we have expanded into wholesale distribution. However, we cannot guarantee success with wholesale partners. We may struggle to generate additional sales through wholesale channels, and extending credit terms to wholesale partners could expose us to the risk of unpaid or late invoices. Providing fixtures to wholesale partners could also pose challenges in recovery or reuse. Wholesale customers may not purchase at expected volumes, and gross profit from wholesale sales are lower than DTC. If these issues arise, they could harm our reputation, limit growth, and negatively impact our results of operations.

We may struggle to open additional Purple showrooms beyond those already established. Operating showrooms involves risks such as inventory shrinkage, increased expenses, lease obligations, distribution challenges, and employee management. If we fail to operate these stores profitably or if we close unprofitable stores, it could harm our reputation, limit growth, and negatively impact our business. Expanding into new product offerings through e-commerce, wholesale, and Purple showrooms presents challenges, including potential service disruptions, quality issues, and customer claims. Expanding sales channels may also require new products to avoid conflicts between channels. New products may introduce warranty and return risks. Expanding into new markets or regions could expose us to additional regulations, leading to increased compliance and distribution costs.

Our business could suffer if we are unsuccessful in making, integrating and maintaining commercial agreements, strategic alliances and other business relationships.

We rely on commercial agreements and strategic relationships with suppliers, service providers, and wholesale partners. Disruptions in these relationships or strategic decisions by partners could negatively affect our business. For example, (i) one of our competitors is purchasing one of our wholesale partners, which could disrupt our relationship or prevent us from continuing to sell our products in favorable placements alongside the competitor’s products or at all in the wholesale partner’s stores, and (ii) one of our competitors owns a manufacturing company with which we have a manufacturing relationship, and that competitor could disrupt that relationship to harm our manufacturing efforts. We may also struggle to maintain or develop these relationships and may not be able to secure new ones on favorable terms.

We sell products through wholesale partnerships and may seek to expand these relationships. However, these wholesale partnerships may not be profitable and could incur additional costs compared to our DTC operations. Wholesale relationships may be terminated or modified, or wholesale partners may reduce orders or fail to meet their obligations, resulting in lost sales and adversely affecting our financial performance, results of operations and financial condition. Disputes with partners or the termination or amendment of agreements could lead to expenses, delayed payments, liabilities, and distractions from our strategic objectives. If we cannot renew or replace agreements on favorable terms, it could harm our business. Wholesale partners may also compete against us in key channels, harming our business. Maintaining these relationships may require significant resources and could limit our sales channels, adversely affecting other areas of our business.

We are expanding Purple showrooms across the U.S., which may compete with our wholesale partners for customers. This omni-channel strategy carries the risk of diminishing sales in other channels, increasing costs, and the potential loss of wholesale partners. Managing this omni-channel strategy may require significant resources, potentially impacting other areas of our business. If our financial performance falls short of expectations, we may struggle to secure favorable payment terms or obtain credit from commercial partners that have extended credit to us.

A reduction in the availability of credit to consumers or the availability of more favorable credit terms with competitors could adversely affect our results of operations and financial condition.

We offer consumer financing through third-party finance companies, with a significant portion of our sales financed in 2024. Macroeconomic factors and changes in credit lending criteria may reduce available credit, and we may face higher costs to maintain lending approvals. Additionally, federal regulations are placing more restrictions on consumer credit programs, including promotional credit offers. Some of our agreements with third-party finance companies, which offer financing to our customers, may be terminated by them with 30 days’ notice. They control financing offers and credit standards and may provide better terms to our competitors or in channels outside our focus. Reduced credit availability from economic changes, regulatory shifts, terminated agreements, or competitors offering better terms could negatively impact our results of operations and financial condition.

Over or under supply of raw material inventory and finished products could leave us vulnerable to shortages or shrinkage that may harm our ability to satisfy consumer demand and could adversely affect our results of operations.

We have in the past accumulated and may again in the future accumulate excess raw material inventory, which is vulnerable to shrinkage, theft, obsolescence, or otherwise becoming unsellable, and excess finished product inventory. Excess inventory uses valuable warehouse space. If our efforts to manage inventory are unsuccessful, excess stock and related inefficiencies could negatively impact our results of operations. On the other hand, failing to maintain adequate inventory levels could lead to supply shortages, harming our ability to meet consumer demand and negatively affecting operations. Lead times for products and components, especially those sourced internationally, can vary. Risks from legal, economic, political, or health issues, as well as disruptions in global trade, including due to tariffs or trade wars, could impact production and result in inadequate inventory levels. Sourcing challenges, particularly from China, due to trade tensions, tariffs or other geopolitical factors, will also increase costs and disrupt supply. Any shortages or delays in meeting demand could harm customer satisfaction, results of operations and financial condition.

We rely on key suppliers, some of which are our only sources for certain products, materials, or services. While alternative suppliers may be available, disruptions or cost increases in the supply of materials could negatively affect our results of operations and financial condition. Additionally, changes in a supplier’s financial condition could delay their product delivery to us. Shipping delays from port closures, congestion, and shortages of containers or ships could disrupt manufacturing, supply of materials, and inventory management. These delays may hinder our ability to meet product demand and deliver on time, negatively impacting our business and results of operations.

If we lose members of the leadership team we may not be able to run our business effectively.

Our success depends on attracting and retaining key personnel in areas like executive leadership, marketing, sales, innovation, and operations. If members of our leadership team leave or additional expertise is needed, finding qualified replacements may be challenging due to competition and potential uncertainties from our ownership structure or stockholder activism. Delays in replacing members of the leadership team could disrupt growth and strategic plans. If we fail to offer competitive compensation and incentives, it may adversely affect our business. For example, due to our recent results of operations and stock price, our short-term incentive plans, long-terms incentive plans, and option grants may not be adequate to retain our leadership team and other participating employees. Additionally, we do not have key-person insurance for our executives.

Regulatory and Litigation Risks

Regulatory requirements may require costly expenditures and expose us to liability.

Our products, marketing, and advertising are regulated by various U.S. authorities, including the Federal Trade Commission, as well as consumer protection laws specific to the sleep product industry. These regulations may change or conflict with each other, leading to ongoing compliance costs, such as quality control and compliance processes. We are subject to federal, state, and local environmental, health, and safety regulations, including those related to environmental protection, recycling, and occupational health and safety. While we strive for compliance, past changes to our facilities have been required, and we will continue to invest in meeting these standards. If harmful substances are released or contamination is found on our properties, we may face significant liability. As a manufacturer of mattresses and related products, we handle regulated substances, which subject us to various environmental laws. For example, we are subject to the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act, and related state and local statutes and regulations.

We are subject to federal laws on international shipments, customs, and import controls. Non-compliance may result in penalties or fines, adversely affecting our financial condition and results of operations. We are subject to laws covering the internet, e-commerce, electronic devices, taxation, privacy, data protection, pricing, consumer protection, employment, disabilities, and more. The application of traditional areas of the law to newly developed technologies may be unclear, and unfavorable regulations could reduce demand for our products, increase costs, or limit access to our products.  Our ongoing efforts to enhance compliance and regularly test our site, as well as legal challenges we may face, may increase our business costs. Additionally, we are subject to health and environmental regulations like California Proposition 65, which require resources for compliance, and with respect to which we have experienced and may in the future face claims, requiring resources for defense. Laws addressing climate change could impose stricter standards, raise our costs, disrupt our business and negatively impact our financial condition and results of operations. Negative public perception or climate-related litigation could harm our reputation and business.

Regulatory requirements relating to the manufacture and disposal of mattresses may increase our product costs and increase the risk of disruption to our business.

The U.S. Consumer Product Safety Commission (CPSC) and other jurisdictions have fire retardancy standards for the mattress industry, with some states and Congress considering stricter regulations. These standards require fire retardant materials, quality assurance programs, random product testing, and documentation retention, which can be costly. If testing or inspections show our products don’t meet flammability standards, we could face production halts, recalls, fines, or penalties, negatively impacting our operations and financial condition. New legislation on fire retardancy, bed bug prevention, or mattress recycling could lead to recalls or higher operating costs. Non-compliance may result in penalties, business restrictions, or negative publicity. Conflicting regulations could raise costs, change manufacturing processes, and harm product performance, negatively affecting our business.

We could be subject to additional sales tax or other indirect tax liabilities.

We are subject to sales tax or other indirect tax obligations as imposed by the various states and jurisdictions in the United States. The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax to applicable e-commerce businesses and to our users is a complex and evolving issue and we may be unable to timely or accurately determine our obligations with respect to such indirect taxes, if any, in various jurisdictions. Many statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. States may consider or adopt laws or administrative practices, which impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. Failure to comply or a successful assertion by states requiring us to collect taxes where we did not, could result in substantial tax liabilities for past sales, as well as penalties and interest. If the tax authorities challenge our filings or request an audit, our tax liability may increase. We are currently undergoing routine audits in a few states.

We may be subject to laws and rules that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.

Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could adversely affect our business, reputation, results of operations or financial condition.

We may be involved in legal proceedings arising in the ordinary course of business, including commercial, product liability, employment and intellectual property claims. Litigation is unpredictable, and it is possible that the outcome of future claims asserted, or adverse publicity resulting from litigation, could adversely affect our business, reputation, results of operations or financial condition.

Risks Relating to our Intellectual Property

We may not be able to adequately protect our product designs, brand and other proprietary rights, which could adversely affect our competitive position, reduce the value of our products and brands, and may result in costly litigation to protect our intellectual property rights.

We focus on strengthening and differentiating our product portfolio through innovation in design and materials. Our intellectual property, including trademarks, patents, and trade secrets, is vital to our success. We rely on intellectual property laws and contractual protections, like confidentiality and non-compete agreements, to safeguard our rights. If we cannot enforce these protections, it could negatively impact our operations. We own U.S. and foreign patents for product designs, function, formulas, materials, and technologies, along with trademarks, trade secrets, trade dress, and copyrights. Our success relies on protecting these intellectual property rights and avoiding infringement on third-party rights.

Despite our efforts, we may not fully protect our intellectual property and proprietary rights. Counterfeit goods and patent/trademark infringements are increasing, leading to higher enforcement costs, including actions with the International Trade Commission seeking general exclusion orders against foreign entities. We expect significant financial and managerial resources to be spent on protecting our intellectual property rights. Even with favorable outcomes, infringement and counterfeits could harm our business and intellectual property value. Laws may not adequately safeguard our trademarks. Licensees could also harm our proprietary rights or reputation. Inadequate protection of our intellectual property could negatively impact our results of operations.

We may be subject to claims that we or the licensors of intellectual property rights licensed to us have infringed on proprietary rights, which could require us and our licensors to obtain a license or change designs.

As we increase our innovations, create new products and technologies, and enter new product categories, we may be limited by the intellectual property rights of others. We respect the intellectual property rights of others but our ability to innovate and increase product offerings may be limited by the intellectual property rights of other parties. We have in the past and may in the future face claims regarding alleged intellectual property infringement, though we believe our products do not infringe others’ rights. However, we cannot guarantee that such claims, including claims of invalidity and indemnification, will not arise or negatively impact our business. Defending against these claims could incur costs and divert resources. Infringement claims could also result in injunctions preventing distribution of our products or forcing us to alter our designs if licensing terms are unavailable or unreasonable.

We previously licensed certain intellectual property to EdiZONE, LLC (“EdiZONE”), for the purpose of enabling EdiZONE to meet its contractual obligations to licensees. Some of those licensees are competitors and have exclusive rights that we may be required to observe.

Before the Business Combination, we entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, controlled by our founders, pursuant to which EdiZONE transferred intellectual property to us and licensed back certain intellectual property to meet pre-existing third-party obligations. EdiZONE agreed not to modify, extend, or enter new third-party licenses, with all rights reverting to us as these licenses expire. One of EdiZONE’s prior licenses grants exclusivity to a third party of an earlier technology that could prevent us from selling a mattress made from that earlier technology in the European Union. This risk could be mitigated by redesigning our Hyper-Elastic Polymer material using existing or new technologies. However, there is no guarantee that any of our future sales in the European Union won’t be challenged by EdiZONE’s licensee, and any such redesigned mattresses may not succeed. If challenged, we are required to indemnify EdiZONE. We have the right to enforce our intellectual property against licensees who violate their agreements or infringe on our intellectual property. We must indemnify EdiZONE and cover enforcement costs. However, there is no guarantee that such enforcement efforts would succeed, which could negatively impact our business.

Risks Relating to our Common Stock

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our Common Stock is currently listed on NASDAQ, which has listing criteria. We cannot assure that our Common Stock will continue to be listed on NASDAQ in the future. To continue listing our Common Stock on NASDAQ, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our Common Stock, and a $1.00 minimum per share bid price for our Common Stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our Common Stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may determine to delist our Common Stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. On November 11, 2024, we received written notice from NASDAQ that we were not in compliance with Nasdaq minimum share price rule, since the closing price of our Common Stock had been below $1.00 per share for 30 consecutive business days. However, we regained such compliance on February 3, 2025. It is possible that we may again fail to comply with such minimum bid price requirement in the future if our stock price again falls below $1.00 for an extended period. Currently, our stock price has been below $1.00 since February 19, 2025.

If we are unable to comply with NASDAQ’S continued listing requirements, our Common Stock may be subject to delisting. If NASDAQ delists our Common Stock from trading on its exchange or if we decide to voluntarily delist from NASDAQ and/or deregister our Common Stock under the federal securities laws, we could face significant material adverse consequences, including but not limited to (i) a limited availability of market quotations for our Common Stock; (ii) reduced liquidity for our Common Stock; (iii) a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; (iv) a limited amount of news and analyst coverage, and in the event of deregistration of our Common Stock, less public disclosure about us; and (v) a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Common Stock is volatile and may decline regardless of our results of operations, and Stockholders may not be able to resell shares at or above their purchase price.

The market price of our Common Stock has been highly volatile, and stockholders may not be able to resell shares at or above their purchase price. It can fluctuate significantly due to various factors, some beyond our control and unrelated to our results of operations, including but not limited to:

●	actual or anticipated changes or fluctuations in our results of operations or fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes in the expectations of investors or securities analysts, including our results of operations, or the extent to which analysts cover our stock;

●	fluctuations in the overall stock market and volatility in the market price and trading volume of companies in our industry, or general or industry economic conditions and trends;

●	relevant regulatory developments in any jurisdiction, or litigation involving us or our industry;

●	terrorist attacks, trade wars, political upheaval, natural disasters, public health crises, or other major catastrophic events;

●	sales of large blocks of our Common Stock, including SEC filings related to such potential sales; or

●	an adverse impact on us from any of the other risks cited herein.

Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws as well as provisions of Delaware law, contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of our Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our Second Amended and Restated Certificate of Incorporation, our Third Amended and Restated Bylaws and the existence of a significant stockholder who is our primary lender, could discourage a third party from attempting to acquire control of us. Stockholders may not have the opportunity to participate in these transactions. These provisions or circumstances could also limit the price that investors might be willing to pay in the future for Common Stock, including the potential to realize a premium for shares pursuant to a change in control transaction. We have amended our bylaws to add requirements relating to stockholder nominations of directors, including that stockholder nominees complete a written questionnaire and make themselves available for interviews by our Board. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain transactions with stockholders owning 15% or more of our outstanding voting stock or require us to obtain stockholder approval prior to engaging in such transactions.

As reported by Coliseum in its Schedule 13D/A filed on January 23, 2024, Coliseum beneficially owns 58.5 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 11.6 million shares of Common Stock that could be acquired upon exercise of its Warrants). The existence of such a large stockholder may limit the potential for third party offers to acquire the Company.

Significant payment obligations under our Tax Receivable Agreement are accelerated upon a change of control and may discourage the potential acquisition of our Company and adversely affect any potential control premium payable for shares of our Common Stock.

Prior to us being a public company, we entered into the Tax Receivable Agreement with our founders (the “Tax Receivable Agreement”), which provides for our payment to our former founders of 80% of certain tax benefits that we realize as a result of certain increases in our asset tax basis and of certain other tax benefits. If we experience a change of control (as defined under the Tax Receivable Agreement), we could be required to make an immediate lump-sum payment to our former founders under the terms of the Tax Receivable Agreement (as defined herein). We currently estimate the liability associated with this lump-sum payment as of December 31, 2024, to be approximately $131.1 million on a discounted basis. The acceleration of such a material lump-sum payment obligation under our Tax Receivable Agreement could materially adversely affect a third party’s acquisition, discourage a third party from attempting to acquire control, or materially adversely affect the price payable for our Common Stock pursuant to such a transaction. As a result, stockholders may not have the opportunity to participate in or realize a potential control premium for shares pursuant to such a change of control transaction. These obligations could also limit the price that investors might be willing to pay in the future for our Common Stock.

Our Second Amended and Restated Certificate of Incorporation could make it very difficult for an investor to bring any legal actions against us, our directors, or our officers and may limit our stockholders’ ability to obtain a favorable judicial forum.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; (iii) any action asserting certain claims against us or any current or former director, officer or employee; or (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to certain suits brought to enforce certain liability or duty or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations.

Future sales of our Common Stock in the public market may depress our share price.

Sales or the perception of future sales of a substantial number of shares of our Common Stock could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or other convertible securities, regardless of any relationship between such sales and the performance of our business.

In connection with the issuance of Warrants pursuant to the Amended and Restated Credit Agreement and the 2025 Amendment, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P. (“C-3”), Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration of the Warrants, the shares of Common Stock issuable upon the exercise of the Warrants, and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”). The market price of our Common Stock could decline as a result of sales by a few large stockholders, such as Coliseum or the Holders, or the perception that these sales could occur, including as a result of the registration statement. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired if we issue additional debt or equity securities or securities convertible into equity securities, as well as due to the exercise of the currently outstanding Warrants.

We may attempt to increase our capital by entering additional secured or unsecured debt or debt-like financing, or by issuing additional debt or equity securities, including issuances of secured or unsecured notes, preferred stock, hybrid securities or convertible securities. Our Second Amended and Restated Certificate of Incorporation allows us to issue up to 300 million shares of our common stock, including 210 million shares of Class A common stock and 90 million shares of Class B common stock, and up to five million shares of undesignated preferred stock.

We have previously sold and may in the future sell additional shares of our Common Stock or convertible securities at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities could have rights superior to existing stockholders, which could result in substantial dilution of existing stockholders. For example, in February 2023 we issued 13.4 million shares of Common Stock pursuant to a public offering, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement the 2024 Warrants to purchase 20.0 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments, and on March 12, 2025, we issued to the Lenders under the 2025 Amendment the 2025 Warrants to purchase 6.2 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments. The exercise of the Warrants will dilute the value of Class A common stock and stockholder voting power. In addition, the Warrants include full-ratchet anti-dilution protections, subject to certain conditions, which could result in the Warrants becoming exercisable for a significantly greater number of shares if we engage in a dilutive financing.

In the event of our liquidation, holders of our debt would receive distributions of our assets before distributions to holders of our Common Stock, including substantial make-whole payments, and holders of securities senior to the Common Stock would receive distributions of our assets before distributions to the holders of our Common Stock. Because future debt and equity offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Market conditions could impose less favorable terms for the issuance of our securities in the future.

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

We are required to maintain internal controls over financial reporting and disclosure, as mandated by the Sarbanes-Oxley Act and SEC rules. However, even with these controls, management cannot guarantee that they will prevent all errors or fraud. All control systems have inherent limitations, such as human error, circumvention, or collusion, and cannot provide absolute assurance of detection or prevention. Controls may also become inadequate over time due to changes, new fraudulent schemes, or deteriorating compliance, increasing the risk of undetected misstatements. The accuracy of our financial reporting relies on effective internal controls, which can only provide reasonable assurance and may not detect all misstatements. Any failure in internal controls or disclosure procedures could undermine the accuracy and timeliness of our disclosures, potentially eroding investor confidence, requiring significant resources to fix, and exposing us to legal or regulatory actions. For example, we identified a material weakness in our warranty reserve accounting during the preparation of our September 30, 2023, financial statements. However, as of June 30, 2024, we concluded that the material weakness has been remediated and that our internal controls over financial reporting are effective.

We continue to evaluate, design and implement controls and procedures designed to avoid material weaknesses. If our efforts are insufficient or if new weaknesses arise, our financial statements may be misstated, potentially requiring restatements, incurring additional accounting, legal costs, and exposing us to shareholder litigation. We cannot guarantee against future material weaknesses in our internal control. Failure to maintain effective internal control could impact the accuracy and timeliness of our financial reporting, potentially leading to sanctions from NASDAQ, the SEC, or other regulators. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may also impair our ability to raise capital, execute business strategies, or issue shares for acquisitions. Additionally, it could erode investor confidence and negatively affect our stock price.

Tax Risks Relating to our Structure

Obligations under the Tax Receivable Agreement could materially adversely affect our future cash flow if we become profitable and begin paying income taxes. Payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize.

Our Tax Receivable Agreement with our founders requires us to pay 80% of certain tax benefits realized from increases in asset tax basis and other tax benefits. As of December 31, 2024, our preliminary estimate of liability under the agreement was $169.0 million. This liability may increase if we realize future tax benefits, face changes in tax rates, or if payments are accelerated. However, since we have not been profitable recently, we determined as of December 31, 2024, that the likelihood of incurring a liability was not probable and no liability was recorded. If we become profitable and realize tax savings covered by the Tax Receivable Agreement, we will incur payment obligations, which could negatively impact our cash flow.

The lump sum payment of $131.1 million required upon early termination of the Tax Receivable Agreement in the event of a change in control could negatively impact liquidity, delay or prevent business transactions, and reduce the value of our Common Stock. If our cash resources are insufficient, we may need to incur additional debt to meet these obligations, which could materially harm our financial condition. Even without early termination, a change of control, or late payments, our liquidity could be adversely affected if payments under the Tax Receivable Agreement exceed the tax savings we realize, or if distributions from Purple LLC are insufficient to cover payments after taxes and expenses.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited. Future use and amount of our Current NOLs and other tax benefits is uncertain.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change is defined as a change in its equity ownership by certain stockholders over a three-year period of greater than 50 percentage points (by value). If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2024, we completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company’s formation. The results of this study indicate that we experienced one ownership change on December 31, 2021. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liabilities to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities.

On June 27, 2024, our Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use Current NOLs of approximately $310.7 million to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. At the Special Meeting, stockholders ratified the NOL Rights Plan. Under the NOL Rights Plan, the Board authorized and declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the Rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. In connection with the NOL Rights Plan, the Board adopted, and our stockholders approved at the Special Meeting, the NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of Common Stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage).

Use of our Current NOLs and other tax benefits depends on our ability to generate taxable income in the future. We cannot ensure whether we will have future taxable income or, if we do, whether such income or our Current NOLs or other tax benefits at such time will exceed any potential limitation under Code Section 382.

The IRS may challenge our Current NOLs and other tax benefits.

As of December 31, 2024, the amount of our Current NOLs has not been audited or validated by the Internal Revenue Service (the “IRS”). The IRS could challenge the amount of our Current NOLs, which could result in an increase in our future liability for income taxes. In addition, determining whether an ownership change under Code Section 382 has occurred is subject to uncertainty because of the complexity and ambiguity of the provisions of Code Section 382 and because of limits on timely knowledge that any publicly traded company can have about the ownership of and transactions in its securities. We cannot ensure that the IRS or another taxing authority will not claim in the future that we experienced an ownership change under Code Section 382 and attempt to reduce the benefit of our Current NOLs and other tax benefits available, even if the NOL Protective Charter Amendment is in place.

There is continued risk of ownership change under Code Section 382.

Although the NOL Protective Charter Amendment and NOL Rights Plan intend to reduce the likelihood of an ownership change under Code Section 382, we cannot ensure that the NOL Protective Charter Amendment and the NOL Rights Plan will be effective. The amount by which a future ownership interest under Code Section 382 may change could, for example, be affected by purchases of our Common Stock by stockholders who are 5% stockholders (as defined under Code Section 382) or by purchases of stock or other interests in corporations, partnerships or other legal entities that own 4.9% or more of our Common Stock, over which we have no control. Further, while the NOL Protective Charter Amendment and the NOL Rights Plan allow for the exercise of currently outstanding conversion rights, exchange rights, warrants or options or otherwise, such exercises may result in an ownership change under Code Section 382. It may also be in our best interests, considering all relevant facts and circumstances at the time, to permit the acquisition of our Common Stock in excess of the specified limitations or to issue new or redeem existing equity in the future, all of which may increase the likelihood of an ownership change under Code Section 382.

The Current NOL protections under the NOL Protective Charter Amendment and NOL Rights Plan will expire by their terms on June 30, 2025.

The NOL Protective Charter Amendment and the NOL Rights Plan may potentially adversely affect the market for, and negatively impact the value of, our Common Stock.

The NOL Protective Charter Amendment and the NOL Rights Plan intend to prohibit or deter a stockholder’s ability to acquire, directly, indirectly or constructively, additional shares of our Common Stock in excess of specific limitations. A stockholder’s ability to dispose of our Common Stock may be limited by reducing potential acquirers for such shares. A stockholder’s ownership of our Common Stock may become subject to the restrictions of the NOL Protective Charter Amendment, or may trigger applicable thresholds under the NOL Rights Plan, upon actions taken by Persons (as such term is defined in the NOL Protective Charter Amendment or the NOL Rights Plan, as applicable) related to, or affiliated with, such stockholder.

Because the NOL Protective Charter Amendment and the NOL Rights Plan were approved by our stockholders at the Special Meeting, we have included a legend reflecting the transfer restrictions included in the NOL Protective Charter Amendment and the Rights issued pursuant to the NOL Rights Plan on certificates representing newly issued or transferred shares of our Common Stock and disclosed such Rights and restrictions to Persons holding our Common Stock in uncertificated form, and to the public generally. Because certain buyers, including Persons who wish to acquire more than 4.9% of our Common Stock and certain institutional holders who may not be comfortable holding our Common Stock with restrictive legends, may choose not to purchase our Common Stock, the NOL Protective Charter Amendment and the NOL Rights Plan could have an adverse effect on the marketability and trading value of our Common Stock in an amount that could more than offset any value preserved from protecting our Current NOLs. The NOL Protective Charter Amendment and NOL Rights Plan could also have a negative impact on the trading value of our Common Stock by deterring Persons or groups of Persons from acquiring our Common Stock, including in acquisitions that might result in some or all our stockholders receiving a premium above market value.

The NOL Protective Charter Amendment and the NOL Rights Plan may have an anti-takeover effect.

While the NOL Protective Charter Amendment is not intended to prevent, or even discourage, a proposal to acquire the Company, the NOL Protective Charter Amendment may have a potential anti-takeover effect because, among other things, it will restrict the ability of a Person, entity or group to accumulate more than 4.9% of our Common Stock and the ability of Persons, entities or groups now owning more than 4.9% of our Common Stock to acquire any significant amount of additional shares of our Common Stock, in each case, without the approval of our Board. Similarly, while the NOL Rights Plan is not intended to prevent, or even discourage, a proposal to acquire the Company the NOL Rights Plan may have a potential anti-takeover effect because, among other things, an Acquiring Person (as such term is defined in the NOL Rights Plan) may have its ownership interest diluted upon the occurrence of a triggering event. The overall effects of the NOL Protective Charter Amendment and NOL Rights Plan may be to render more difficult or discourage a merger, tender offer, proxy contest or assumption of control by a substantial holder of our Common Stock and have an adverse effect on the marketability and the trading value of our Common Stock. However, the NOL Protective Charter Amendment and NOL Rights Plan should not interfere with any merger or other business combination approved by the Board.

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

In 2024, we did not identify any cybersecurity breaches that materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Management’s Role

Our management team is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity incidents. Our chief technology officer has over 41 years of experience and has held various leadership roles in information technology, including serving as a chief information officer and chief technology officer for the last 13 years. He has successfully implemented and managed large enterprise resource planning systems, e-commerce websites, stores and enterprise infrastructure, both cloud-based and on-premise. His expertise extends to evaluating and hiring cybersecurity personnel and outsourced managed services, defining incident response plans, conducting tabletop exercises, and establishing communication protocols with internal executives, board members, and vendors. He has firsthand experience in responding to actual cybersecurity incidents, showcasing a deep understanding of the challenges and complexities within the cybersecurity landscape in the retail sector. Our senior director of cybersecurity and compliance has a 16-year track record as an information technology and information security professional, complemented by an Executive MBA. His career is distinguished by a decade of leadership as the commander of the United States Army cyber protection team (174 CPT), where he gained cybersecurity experience at USCYBERCOM and ARCYBER. He holds multiple professional certifications, including CISSP, PMP and multiple SANS certifications. Our chief technology officer and senior director of cybersecurity and compliance report to the Audit Committee on these matters.

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

Board of Directors Oversight

The oversight of our cybersecurity is assigned to the Audit Committee of our Board of Directors. The Audit Committee receives regular reports and briefings from management on our cybersecurity threat risk management and strategy processes, including on topics such as our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. In addition, management updates the Audit Committee as necessary regarding any material cybersecurity incidents as well as any incidents with lesser impact potential. The Audit Committee received one report from our Senior Director of Cybersecurity and Compliance in 2024.

Item 2. Properties

We lease a manufacturing facility in McDonough, Georgia with approximately 844,000 square feet. In August 2024, we initiated our Restructuring Plan to strategically realign our operational focus to achieve operations efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan is comprised of the permanent closure of two Utah manufacturing facilities to consolidate mattress production in our Georgia plant. The closure of the manufacturing facilities in Grantsville, Utah with 574,000 square feet and Salt Lake City, Utah with 67,000 square feet is planned to be completed in the second quarter 2025. Our facility in Salt Lake City was acquired in the Intellibed acquisition in August 2022. In January 2025, we leased an approximately 198,000 square foot distribution and fulfillment facility in West Valley City, Utah, that will be opened in April 2025. We also lease a building with approximately 61,000 square feet in Draper, Utah that serves as our innovation center. In addition, we lease approximately 30,000 square-feet of office space in Lehi, Utah for our corporate headquarters. As of December 31, 2024, we had 58 Purple showrooms under lease with 12 located in California, six in Texas, four in Utah and 36 located in 23 other states throughout the United States.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 13, “Commitments and Contingencies” and Note 23, “Subsequent Events – Class Action Lawsuit” of the Notes to our Consolidated Financial Statements, included in Part II, Item 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on NASDAQ under the symbol “PRPL”. As of March 7, 2025, there were approximately 83 holders of record of shares of our Common Stock and 7 holders of record of shares of our Class B Stock. Our Class B Stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions, including the exchange of Class B Stock for shares of Common Stock. The number of holders of record of our Common Stock does not include stockholders for which shares are held in “nominee” or “street” name.

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

Comparative Stock Performance

The following graph illustrates the cumulative total return over the last five years from December 31, 2019 through December 31, 2024, for (i) our Common Stock, (ii) the Standard and Poor’s (S&P) 500 Home Furnishings Index, and (iii) the NASDAQ Stock Market (U.S.) Index. The graph assumes $100 was invested on December 31, 2019 in each of our Common Stock, the S&P 500 Home Furnishings Index, and the NASDAQ Stock Market (U.S.) Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance. The graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing with the SEC, except to the extent that the Company specifically incorporates it by reference into such filing.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Purple Innovation, Inc.	$100.00	$378.19	$152.35	$54.99	$11.83	$8.96
S&P 500 Home Furnishings Index	100.00	96.04	109.06	61.16	61.96	71.32
The NASDAQ Stock Market (U.S.) Index	100.00	143.64	174.36	116.65	167.30	215.22

Recent Sales of Unregistered Securities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, we issued Warrants to purchase 20.0 million shares of our Class A common stock to the Lenders. On March 12, 2025, in connection with the 2025 Amendment, we issued Warrants to purchase 6.2 million shares of our Class A common stock to the Lenders. The Warrants will expire on the 10-year anniversary of their issuance, or earlier upon redemption. The Holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each Holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A Holder of Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the Holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise

We believe that such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the discussion under the heading “Outlook for Growth”), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We are an omni-channel company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. We design and manufacture a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, frames, sheets, duvets, duvet covers and other products. Our products are the result of over 30 years of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our offerings from other competitors’ products. We market and sell our products via our DTC channel, which includes Purple.com (our direct-to-consumer e-commerce), Purple showrooms, our customer contact center and online marketplaces, and our wholesale channel through retail brick-and-mortar and online wholesale partners.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. Purple Inc. was incorporated in Delaware on May 19, 2015 as a special purpose acquisition company under the name of GPAC. On February 2, 2018, we consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which Purple Inc. acquired an equity interest in Purple LLC as holder of all Class A units and became its sole managing member. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At December 31, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC while other Class B unit holders had the remaining 0.2%.

On August 31, 2022, we acquired all the issued and outstanding stock of Intellibed to consolidate ownership of our licensed intellectual property while enhancing our innovation and manufacturing capabilities and financial profile. For further discussion see Note 4 — Acquisition.

Recent Developments in Our Business

Operational Developments

During 2024, we have been realizing efficiencies with our media investments by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. We are concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards our Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. We have also delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs reflect cost improvements along with improved delivery reliability. Moreover, we believe consolidation of our manufacturing footprint pursuant to our Restructuring Plan is an important step to advance our grid innovation and build momentum to achieve positive operating cash flow and market share growth over the long- term. The fourth quarter 2024 was significant for us as we achieved profitability and positive cash flow. This was the direct result of our disciplined execution, operational improvements and cost saving initiatives throughout the year. Other key highlights during the fourth quarter of 2024 included significant improvements in Purple showroom profitability and the successful launch of our product in Costco retail locations.

In 2025, we announced the re-launching of our Rejuvenate line in the second quarter 2025 through our DTC channels, followed by a full wholesale channel roll-out expected to be complete by the third quarter 2025. The new Rejuvenate 2.0 will have a newly innovated grid technology that when stacked with our original Gelflex grid, creates a unique combination that continues to differentiate us in the market while driving superior comfort and support for an even more premium sleep experience.

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve efficiencies in our operations that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan includes the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities is projected to be completed in the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at our Utah headquarters was completed in August 2024. During 2024, we recognized $36.4 million in costs relating to the Restructuring Plan., which included $4.3 million of employee-related costs, $11.3 million of accelerated depreciation, $9.3 million related to write-downs of inventory and long-lived assets to be disposed of or equipment in progress that will not be put in service, $11.0 million of impairment charges associated with entering into a sublease for one of the Utah manufacturing facilities to be closed and impairment of an intangible asset, and $0.5 million of other related costs. We expect to record additional restructuring and other related charges in the amount of $4.6 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

In addition, we plan to implement additional cost savings measures in 2025 beyond those implemented pursuant to our 2024 Restructuring Plan.

Debt Financings

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into the Amended and Restated Credit Agreement, which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with CCP and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume our obligations under the Term Loan Agreement and agreed to refinance our existing obligations. Pursuant to the Amended and Restated Credit Agreement, we borrowed $61.0 million from the Lenders (the “Related Party Loan”) that was used to repay the $25.0 million of term loans outstanding, the $5.0 million of revolving debt outstanding, loan fees, premiums and expenses incurred in connection with this transaction and provided net proceeds to us (after payments of outstanding debt, unpaid accrued interest, and expenses) of approximately $27.0 million. Interest on the new loan is payable each month and the principal outstanding matures and is due on December 31, 2026. To reduce cash obligations, we have elected for interest to be capitalized and added to the principal amount of the loan. The loan bears interest at a rate equal to (i) the secured overnight financing rate plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, because Purple LLC has elected to pay interest in kind to reduce its cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. We may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by us to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. In connection with our execution of the Amended and Restated Credit Agreement, all obligations under the previously outstanding term loans and revolving credit facility were paid in full and the respective related agreements (collectively, the “2023 Credit Agreement”) were terminated.

On March 12, 2025, we entered into the 2025 Amendment, pursuant to which the 2025 Term Loan Lenders (as defined in the 2025 Amendment) agreed to provide us with an incremental term loan of $19.0 million. The 2025 Amendment also amended the Amended and Restated Credit Agreement to (i) provide for an additional term loan from the 2025 Term Loan Lenders in an aggregate amount not to exceed $20.0 million, subject to the approval of the Required Lenders in their discretion, (ii) provide for the payment of substantial make-whole payments in the event we prepay the loans prior to their maturity, and (iii) provide that the incremental term loan will be senior in right of repayment to the initial term loan.

Warrants

In connection with the Amended and Restated Credit Agreement, we issued to the Lenders the 2024 Warrants to purchase 20.0 million shares of our Class A Stock. Each 2024 Warrant entitles the registered holder to purchase one share of our Class A Stock at a price of $1.50 per share, subject to adjustment. The 2024 Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. A holder of the 2024 Warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A Stock outstanding immediately after giving effect to such exercise. The 2024 Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for the 2024 Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During 2024, we recognized a gain of $3.5 million in our consolidated statement of operations for a decrease in the fair value of the 2024 Warrants outstanding at December 31, 2024.

In connection with the 2025 Amendment, we issued to the Lenders the 2025 Warrants to purchase 6.2 million shares of our Class A Stock . The 2025 Warrants have the same terms as the 2024 Warrants, except that they expire on March 12, 2035 and certain adjustments to the exercise price are subject to a floor of $0.6979.

Registration Rights Agreements

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement with holders of the Warrants (the “Holders”), providing for the registration of Registrable Securities, subject to customary terms and conditions. We are responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

NOL Rights Plan

On June 27, 2024, our Board of Directors (“Board”) adopted and we entered into a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. Our Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use our June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our common stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, our Board authorized and declared a dividend of one right for each outstanding share of common stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. The NOL Rights Plan was ratified at a special meeting of our stockholders on October 15, 2024 (the “Special Meeting”). The NOL Rights Plan will automatically expire by its terms on June 30, 2025.

NOL Protective Charter Amendment

In connection with the NOL Rights Plan, our Board adopted a NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage). The NOL Protective Charter Amendment was approved by our stockholders at the Special Meeting. The NOL Protective Charter Amendment will automatically expire by its terms on June 30, 2025.

Review of Strategic Alternatives

We regularly engage in dialogue with market participants regarding potential business combinations, partnerships and other strategic alternatives. Based on certain recent preliminary inquiries, the Board has formed a special committee of independent directors and we have engaged a financial advisor to support them in evaluating any indications of interest and exploring other potential strategic alternatives. If we are unsuccessful in engaging in a favorable strategic alternative, then our ability to grow our business and compete with larger, including combined, competitors may be adversely affected.

Executive Summary – Results of Operations

Net revenues decreased $22.7 million, or 4.4%, to $487.9 million in 2024 compared to $510.5 million in 2023. This decrease was primarily driven by industry-wide demand softness for home-related products coupled with a reduction in advertising spend to focus on more profitable marketing. From a sales channel perspective in 2024, e-commerce net revenues decreased $17.3 million, or 7.7%, Purple showroom net revenues increased $4.3 million, or 5.8% and wholesale net revenues decreased $9.6 million, or 4.5%, as compared to 2023. The growth in Purple showroom net revenues was primarily due to an increase in average selling prices related to both strategic price adjustments and a sizeable shift in product mix to our higher priced Rejuvenate Products. Net revenues also benefited in 2024 from a full year’s impact of five new Purple showrooms that opened in 2023. In addition to demand softness, our wholesale channel net revenues were negatively impacted in 2024 by intentionally exiting our relationship with certain customers.

Gross profit increased $9.3 million, or 5.4%, to $181.1 million in 2024 compared to $171.8 million in 2023 and our gross profit percentage improved to 37.1% in 2024 from 33.7% in 2023. These increases reflected improved production effectiveness in 2024 coupled with the negative impact in 2023 of non-recurring costs associated with the transition to our new product lineup. The improved production effectiveness in 2024 was largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. Gross profit and the related percentage were both negatively impacted by $15.4 million of charges recorded pursuant to the Restructuring Plan. Although $1.6 million of additional restructuring related charges are projected to be recorded in cost of revenues through the second quarter of 2025, we expect the Restructuring Plan will further streamline our manufacturing operations and provide increased gross profits going forward.

Operating expenses decreased $12.2 million, or 4.3% to $273.3 million in 2024 compared to $285.5 million in 2023. This decrease was driven by an $11.1 million decrease in marketing and sales costs due primarily to a decline in advertising spend, a $15.3 million decrease in general and administrative expense due largely to non-recurring legal and professional costs incurred by the Board’s special committee in 2023 and a $6.9 loss on impairment of goodwill recorded in 2023. This decrease was offset in part by $20.0 million in charges related to the Restructuring Plan.

Other expense, net was $5.9 million in 2024 compared to $7.5 million in 2023. Other expense, net in 2024 included interest expense of $17.5 million associated primarily with the Related Party Loan, offset in part by other income of $11.5 million related to two payments received in full settlement of a previously filed business interruption claim.

Net loss attributable to Purple Inc. was $97.9 million in 2024 compared to a net loss of $120.8 million in 2023. The $22.9 million decrease in net loss was primarily due to a $9.3 million increase in gross profit and a $12.2 million decrease in operating expenses. Excluding the impact of the $35.4 million in restructuring, impairment and other related charges recorded in 2024, gross profit would have increased $24.7 million and operating expenses would have decreased $32.2 million.

Outlook for Growth

We believe, given the Restructuring Plan and our new grid innovation, that we are well positioned to grow our business in this challenging market. We are focused on the following three key initiatives to drive sustainable and profitable market share:

●	Focus on pioneering new technologies to maintain our competitive advantage. Our strategy focuses on offering a differentiated product that provides unique benefits and higher customer satisfaction, all fueled by our proprietary flexible gel technology. Advancements and innovation in our grid technology has led to a new grid technology marking a significant advancement in our product lineup. Our new DreamLayer grid, stacked with our original grid, creates a unique combination that continues to differentiate us in the market while driving superior comfort and support for an even more premium sleep experience. This upgrade will result in a refresh of our current Rejuvenate line. The new Rejuvenate 2.0 collection launches in the second quarter 2025 through our direct-to-consumer channels, followed by a full wholesale roll-out expected to be complete by the third quarter 2025. In addition, we significantly expanded our distribution of pillows by launching our renowned DreamLayer and Freeform pillows into our wholesale channel.

●	Drive sales by promoting our product differentiation. We started as a brand built on differentiation. In recent years, the category has relied extensively on discount messaging to attract customers, with less focus on product benefits. Our goal is to refocus our messaging to lead with our product differentiation. We intend to effectively articulate the unique qualities of sleeping on our gel grid layer to be more effective and reach more consumers. In our selling channels, we expect refocusing our messaging on promoting our differentiation will drive more and better quality traffic while improving conversion both online and in stores, and increase our share of retailer sales in our wholesale channel.

●	Prioritize gross margin improvements. We expect continued gross margin gains to come from driving cost savings through plant consolidation efficiency gains, supplier diversification efforts and , improved scrap and yield results from continuous improvements efforts. We are also ramping up in-house pillow production, changing vendors for key mattress components like coils and mattress covers and improving our delivery program to drive cost improvements and better deliveries. These savings will enable us to reinvest in innovation and marketing to drive growth.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described under “Part I, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

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

Revenue Recognition

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns, uncollectible accounts and variable consideration. Our estimates of the amount and timing of sales returns, uncollectible accounts and variable consideration are based primarily on historical trends, product return rates and current contract terms. Accrued sales returns increased from $5.4 million at December 31, 2023 to $6.5 million as of December 31, 2024. Our allowance for credit losses increased from a de minimis amount at December 31, 2023 to $1.1 million as of December 31, 2024. We do not believe there is a reasonable likelihood that there will be any material changes in our accounting methodology, future estimates or assumptions used to measure our estimated liability for sales returns and exchanges, our allowance for credit losses or variable consideration. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Impairment

We review our long-lived assets and definite-lived intangible assets for impairment as of December 31 and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If there are any indications of impairment, we perform a recoverability test by comparing the carrying value of the assets to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the impaired assets are reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. Cash flow models are reliant on various assumptions, including projected business results and long-term growth factors. The Company determined there were indicators of impairment that existed at December 31, 2024 and a recoverability test was required. Based on the results of this recoverability test, the Company concluded its long-lived and definite-lived assets were not impaired as of December 31, 2024 and no resultant impairment charges were recorded.

In conjunction with the Restructuring Plan initiated by us in August 2024, we recorded impairment charges of $2.5 million on various long-lived assets associated with entering into a sublease on one of the Utah manufacturing facilities that is expected to close during the first quarter of 2025.

The Restructuring Plan initiated by us in August 2024 was determined to be a triggering event for potential impairment of intellectual property that was being accounted for as an indefinite-lived intangible asset. The resultant impairment assessment performed by us determined this asset no longer had any supportable value and an $8.5 million impairment charge to write off the entire balance of the asset was recorded in 2024.

Accrued Warranty Liabilities

We provide a limited warranty on most of the products we sell. Our warranty liability assessment methodology includes estimates in both our DTC and wholesale channels. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based primarily on historical trends and warranty claim rates incurred. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for any current or expected trends and changes in projected claim costs. We expect the estimated warranty liability to continue to increase as we have not yet reached the full 10 years of history on our 10-year mattress warranty. We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. As of December 31, 2024, the current and non-current portions of our warranty liabilities were $6.1 million and $26.1 million, respectively, compared to $9.8 million and $25.8 million, respectively, at December 31, 2023. We do not believe there is a reasonable likelihood that a material change in the estimates or assumptions we use to calculate our warranty liability will occur. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A separate discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 12, 2024.

Results of Operations for the Year Ended December 31, 2024 compared to the year ended December 31, 2023

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented by each line item in our consolidated statements of operations:

	Years Ended December 31,
	2024	% of Net Revenues	2023	% of Net Revenues
Revenues, net	$487,877	100.0%	$510,541	100.0%
Cost of revenues:
Cost of revenues	291,303	59.7	338,716	66.3
Cost of revenues - restructuring related charges	15,442	3.2	—	—
Total cost of revenues	306,745	62.9	338,716	66.3
Gross profit	181,132	37.1	171,825	33.7
Operating expenses:
Marketing and sales	171,263	35.1	182,313	35.7
General and administrative	69,117	14.2	84,446	16.5
Research and development	12,962	2.7	11,898	2.3
Restructuring, impairment and other related charges	19,973	4.1	—	—
Loss on impairment of goodwill	—	—	6,879	1.3
Total operating expenses	273,315	56.0	285,536	55.9
Operating loss	(92,183)	(18.9)	(113,711)	(22.3)
Other income (expense):
Interest expense	(17,510)	(3.6)	(1,967)	(0.4)
Other income (expense), net	11,548	2.4	(1,198)	(0.2)
Loss on extinguishment of debt	(3,394)	(0.7)	(4,331)	(0.8)
Change in fair value – warrant liabilities	3,504	0.7	—	—
Total other expense, net	(5,852)	(1.2)	(7,496)	(1.5)
Net loss before income taxes	(98,035)	(20.1)	(121,207)	(23.7)
Income tax expense	(63)	—	(8)	—
Net loss	(98,098)	(20.1)	(121,215)	(23.7)
Net loss attributable to noncontrolling interest	(201)	—	(458)	(0.1)
Net loss attributable to Purple Innovation, Inc.	$(97,897)	(20.1)	$(120,757)	(23.7)

Revenues, Net

Net revenues decreased $22.7 million, or 4.4%, to $487.9 million in 2024 compared to $510.5 million in 2023. This decrease was primarily driven by macroeconomic pressures impacting U.S. consumer behavior that fueled the ongoing impact of industry-wide demand softness for home-related products, a reduction in advertising spend to focus on more profitable marketing, and the lapping effect on 2024 net revenues associated with the successful launch of our new premium mattress products in 2023. Also, our wholesale channel net revenues were negatively impacted by intentionally exiting our relationship with certain customers. From a sales channel perspective in 2024, DTC net revenues decreased $13.0 million, or 4.4%, and wholesale net revenues decreased $9.6 million, or 4.5%, as compared to 2023. Within DTC in 2024, e-commerce net revenues decreased $17.3 million, or 7.7%, while Purple showroom net revenues increased $4.3 million, or 5.8%, as compared to 2023. The growth in Purple showroom net revenues was driven by an increase in average selling prices related to both strategic price adjustments and a sizeable shift in product mix to our higher priced Rejuvenate Products. Net revenues also benefited in 2024 from a full year’s impact of five new Purple showrooms that opened in 2023.

Cost of Revenues

Total cost of revenues decreased $32.0 million, or 9.4%, to $306.7 million in 2024 compared to $338.7 million in 2023. This decrease was due to lower sales volume coupled with lower production costs that were largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. This decrease was offset in part by $15.4 million of charges associated with the Restructuring Plan. Our gross profit percentage, which increased to 37.1% of net revenues in 2024 from 33.7% in 2023, reflected improved production effectiveness in 2024 coupled with the negative impact in 2023 of non-recurring costs associated with the transition to our new product lineup. These savings were offset in part by the restructuring-related charges mentioned above. Although $1.6 million of additional restructuring related charges are projected to be recorded in cost of revenues through the second quarter of 2025, we expect the Restructuring Plan will further streamline our manufacturing operations and provide increased gross profits going forward. These future charges incorporate certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plan. Actual results may differ from these estimates and the completion of our plan could result in additional restructuring, impairment or other related charges not currently anticipated.

Marketing and Sales

Marketing and sales expense decreased $11.1 million, or 6.1%, to $171.3 million in 2024 compared to $182.3 million in 2023. This decrease was primarily due to a $7.2 million decrease in advertising spend and a $2.9 million decrease in wholesale marketing and sales costs compared to the corresponding amounts in the prior year when we invested heavily to support the launch of our new product lineups. As a percentage of net revenues, advertising spend was 13.4% in 2024 compared to 14.2% in 2023. The lower percentage of revenues reflected the impact of using more efficient advertising techniques in 2024 as compared to the use of expanded marketing efforts in 2023.

General and Administrative

General and administrative expense decreased $15.3 million, or 18.2%, to $69.1 million in 2024 compared to $84.4 million in 2023. This decrease was primarily due to $11.3 million of non-recurring legal and professional costs incurred by the Board’s special committee in 2023 coupled with a $4.9 million reduction in other professional fees in 2024. These reductions were partially offset by a $2.0 million increase in compensation and benefits expense related to the special recognition bonus and severance costs associated with the Restructuring Plan. There will be no additional severance cost associated with the Restructuring Plan recorded in general and administrative expense.

Research and Development

Research and development costs increased $1.1 million, or 8.9%, to $13.0 million in 2024 compared to $11.9 million in 2023. This increase was primarily due to a loss incurred on the write off of a software development project coupled with increased investment in new research and development initiatives.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Of the $36.4 million total costs in 2024 relating to the Restructuring Plan, $20.0 million were recorded as restructuring, impairment and other related charges which included $3.1 million of employee-related costs, $0.1 million of accelerated depreciation, $5.2 million related to write-downs of long-lived assets to be disposed of or equipment in progress that will not be put in service, $11.0 million of impairment charges which included $2.5 million associated with entering into a sublease for one of the Utah manufacturing facilities to be closed and $8.5 million for the write-off of an indefinite-lived intangible asset, and $0.6 million for other related charges. We expect to record additional restructuring and other related charges of $3.0 million through the second quarter of 2025. These charges incorporate certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plan. Actual results may differ from these estimates and the completion of our plan could result in additional restructuring, impairment or other related charges not currently anticipated.

Loss on Impairment of Goodwill

We recorded a $6.9 million loss on impairment of goodwill in the third quarter of 2023 because of an impairment assessment performed that determined goodwill was impaired. An ongoing decline in our market capitalization, along with other qualitative considerations, was determined to be a triggering event for potential goodwill impairment. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches.

Operating Loss

Operating loss decreased $21.5 million, or 18.9%, to $92.2 million in 2024 compared to $113.7 million in 2023. The smaller operating loss primarily resulted from an increase in gross profit, a decrease in advertising spend, a decrease in general and administrative expense and a loss on impairment of goodwill in 2023. These decreases in operating loss were partially offset by restructuring and impairment charges recorded in 2024 related to the Restructuring Plan. We expect to record additional $4.6 million of costs relating to the Restructuring Plan through the second quarter of 2025. These charges include certain estimates that are provisional and incorporate management judgments and assumptions that could change materially as we complete the execution of our plan. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not currently expected.

Interest Expense

Interest expense totaled $17.5 million in 2024 compared to $2.0 million in 2023. This increase was primarily due to $16.8 million of interest incurred on the Related Party Loan that was entered into in January 2024 to refinance the term loan and revolving line of credit associated with the 2023 Credit Agreements. We elected for interest to be capitalized to the outstanding loan balance in accordance with the terms of the Amended and Restated Credit Agreement which resulted in $9.7 million of interest expense being added to the Related Party Loan during 2024. In addition, interest expense in 2024 included $7.2 million of debt issuance cost amortization associated with the Related Party Loan. Interest expense in 2023 was primarily comprised of $2.1 million related to the 2023 Credit Agreements entered into in August 2023 and $1.3 million related to the 2020 Credit Agreement that was terminated upon entering into the 2023 Credit Agreements. Interest expense in 2023 was reduced by capitalized interest of $1.5 million.

Other Income (Expense), Net

Other income was $11.5 million in 2024 compared to other expense of $1.2 million in 2023. Other income in 2024 was primarily comprised of two payments totaling $11.6 million received in full settlement of a previously filed business interruption claim. Other expense in 2023 consisted of a $1.7 million loss on the disposal of property and equipment, partially offset by other income of $0.5 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled $3.4 million in 2024 compared to $4.3 million in 2023. In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off the outstanding borrowings under our 2023 Credit Agreement. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt. In February 2023, we accounted for an amendment to the 2020 Credit Agreement as an extinguishment of debt and $1.2 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023. In connection with the execution of the 2023 Credit Agreements in August 2023, the Company terminated its 2020 Credit Agreement. While the Company had no outstanding borrowings under the 2020 Credit Agreement at that time, the termination was accounted for as an extinguishment of debt and $3.1 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt in 2023.

Change in Fair Value – Warrant Liabilities

In January 2024, in connection with the Amended and Restated Credit Agreement, we issued to the Lenders Warrants to purchase 20.0 million shares of our Class A Stock. These Warrants contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities. The initial liability for these Warrants was recorded at a fair value of $19.6 million on the date of issuance with the offset included in debt issuance costs. This liability is being re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. At December 31, 2024, the Warrants had a fair value of $16.1 million. We recognized a gain of $3.5 million related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants on the date of issuance.

Income Tax Expense

We had income tax expense of $0.1 million in 2024 compared to a de minimis amount of income tax expense in 2023. Income tax expense in 2024 was related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.2 million and $0.5 million for 2024 and 2023, respectively.

Liquidity and Capital Resources

Our principal sources of funds are cash inflows generated from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to our credit agreements and proceeds received from offerings of our equity capital. Principal uses of funds consist of capital expenditures, working capital needs, and operating lease payment obligations. In accordance with the terms of the Amended and Restated Credit Agreement and to manage our cash obligations, we have elected to pay interest in kind and have it added to the principal amount of the loan. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $29.0 million and $25.4 million, respectively, as of December 31, 2024 compared to $26.9 million and $30.8 million, respectively, as of December 31, 2023. Cash used for capital expenditures decreased from $15.2 million in 2023 to $7.4 million in 2024. Our capital expenditures in 2024 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details regarding our current debt are described above under “Recent Developments in our Business – Debt Financing”

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with our preparation of our consolidated financial statements for the year ended December 31, 2024, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. We had cash and cash equivalents of approximately $29.0 million and an accumulated deficit of $573.9 million at December 31, 2024, and a net loss of $97.9 million and net cash used in operating and investing activities of $25.4 million for the year ended December 31, 2024. We entered into the 2025 Amendment, pursuant to which we received $19.0 million on March 12, 2025, in additional term loan proceeds from the 2025 Term Loan Lenders.

We have also taken a number of other actions to increase cash flow. In August 2024, we implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. We have realized and plan to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. We have taken additional cost-saving initiatives in 2025 to maintain liquidity to support our operations and strategies.

Accordingly, we concluded that we will have sufficient liquidity to fund our operations for at least one year from the date of this Annual Report on Form 10-K.

Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy our liquidity requirements in the future. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. Refer to Note 9 of our consolidated financial statements for additional information on leases.

Cash Flows for the year ended December 31, 2024 compared to the year ended December 31, 2023

The following summarizes our cash flows for the years ended December 31, 2024 and 2023 as reported in our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(17,850)	$(54,662)
Net cash used in investing activities	(7,530)	(16,061)
Net cash provided by financing activities	27,534	55,826
Net decrease in cash	2,154	(14,897)
Cash, beginning of the period	26,857	41,754
Cash, end of the period	$29,011	$26,857

Net cash used in operating activities was $17.9 million in 2024 compared to $54.7 million in 2023. Operating activities in 2024 reflected a net loss of $98.1 million offset in part by non-cash adjustments of $75.9 million and working capital changes of $4.3 million. The non-cash adjustments primarily consisted of depreciation and amortization totaling $35.3 million, non-cash restructuring, impairment and other related charges of $20.2 million, paid-in-kind interest on the Related Party Loan of $9.7 million, non-cash interest from amortization of debt issuance costs of $7.2 million, and losses on the extinguishment of debt of $3.4 million. The working capital changes were primarily comprised of a $4.7 million decrease in accounts receivable and a $6.0 million decrease in inventories, offset in part by a $6.4 million decrease in accounts payable. Operating activities in 2023 reflected a net loss of $121.2 million offset in part by non-cash adjustments of $44.1 million and working capital changes of $22.4 million. The non-cash adjustments primarily consisted of depreciation and amortization totaling $25.1 million, an impairment charge to write off $6.9 million of goodwill, stock-based compensation of $4.9 million, and losses on the extinguishment of debt of $4.3 million. The working capital changes were primarily comprised of an $11.1 million increase in accrued warranties, a $4.4 million increase in accounts payable accounts and a $5.9 million decrease in inventories.

Net cash used in investing activities was $7.5 million in 2024 compared to $16.1 million in 2023. Capital expenditures of $7.5 million and $15.2 million in 2024 and 2023, respectively, consisted primarily of additional investments made to our manufacturing operations and showroom facilities.

Net cash provided by financing activities totaled $27.5 million in 2024 compared to $55.8 million in 2023. Financing activities in 2024 included $61.0 million of proceeds received from the Related Party Loan, offset in part by a $25.0 million payment to pay off the term loan from the 2023 Credit Agreement, $5.0 million in repayments against the revolving debt outstanding from the 2023 Credit Agreement, and $3.5 million in payments on debt issuance costs associated with entering into the Amended and Restated Credit Agreement. Financing activities during 2023 included $57.0 million of net proceeds received from a stock offering, $25.0 million from the Term Loan Agreement entered into in August 2023, and $17.0 million in draws on the revolving debt pursuant to the 2023 Credit Agreement. These cash proceeds were partially offset by a $24.7 million payment to pay off the term loan from the 2020 Credit Agreement, $12.0 million in repayments against the revolving debt outstanding from the 2023 Credit Agreement, $6.1 million in payments on debt issuance costs, and $0.4 million of other payments.

Recent Accounting Pronouncements

For a description of accounting standards recently issued or adopted, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our results of operations are subject to risk from interest rate fluctuations on our outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Related Party Loan entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of December 31, 2024, we had $70.7 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.7 million over the next 12 months.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-49 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As a non-accelerated filer, we are exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act of 2002.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Special Incentive Bonus Equity Grants

On March 12, 2025, the Board unanimously approved special incentive bonus equity grants to certain members of the Company’s senior leadership team, including, among others, Todd Vogensen, Chief Financial Officer, John J. Roddy, Chief Human Resources Officer, and Eric S. Haynor, Chief Operating Officer. Mr. Vogensen, Mr. Roddy, and Mr. Haynor will receive grants of 450,000, 175,000, and 350,000 restricted stock units, respectively, pursuant to the terms of restricted stock unit grant agreements and the Company’s 2017 Equity Incentive Plan. Such restricted stock units will vest at the sooner of (a) a change in control, as defined in the award agreements, or (b) March 12, 2028, provided that if the recipient’s employment with the Company is involuntarily terminated other than for cause, a pro rata number of restricted stock units will vest as of such termination date. The foregoing summary of the restricted stock units does not purport to be complete and is qualified in its entirety by reference to the full text of the form of restricted stock unit grant agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

Amendment to Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team, including, among others, Todd Vogensen, Chief Financial Officer, John J. Roddy, Chief People Officer, and Eric S. Haynor, Chief Operating Officer. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with the Company, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025.

On March 12, 2025, the Board amended the special recognition bonus payments and entered into letter agreements (the “Letter Agreements”) with the participants to provide that if a change in control occurs prior to August 1, 2025 and the participant remains employed with the Company until the consummation of the change in control, then 100% of the remaining special recognition bonus payment for such participant shall vest and become payable upon the consummation of such change in control. The foregoing description of the Letter Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Letter Agreements, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

Amendment to Chief Executive Officer Special Recognition Bonus

On January 26, 2024, the Board unanimously approved an amendment to the amended and restated employment agreement of Robert T. DeMartini, the Company’s Chief Executive Officer (the “2024 CEO Amendment”). Under the 2024 CEO Amendment, the Company agreed that, among other things, Mr. DeMartini will be eligible to earn an incremental aggregate cash bonus equal to $850,000 that will vest 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025, provided he continues to be employed by the Company and subject to Mr. DeMartini’s obligation to repay any such bonus actually received in the event his employment is terminated other than by the Company without cause prior to June 30, 2026, subject to certain conditions.

On March 12, 2025, the Board adopted an amendment (the “2025 CEO Amendment”) to Mr. DeMartini’s amended and restated employment agreement, as amended by the 2024 CEO Amendment (the “Amended and Restated Employment Agreement”), to provide that if a change in control occurs prior to August 1, 2025 and Mr. DeMartini remains employed by the Company until the consummation of the change in control, then 100% of the unpaid cash bonus payment for Mr. DeMartini shall vest and become payable upon the consummation of such change in control and the bonus repayment condition tied to his employment with the Company until June 30, 2026 shall no longer be applicable. Other than the changes provided by the 2025 CEO Amendment, no other changes were made to Mr. DeMartini’s Amended and Restated Employment Agreement. The foregoing description of the 2025 CEO Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the 2025 CEO Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

Departure of Chief Marketing Officer

On March 7, 2025, Keira Krausz, the Company’s Chief Marketing Officer, and the Company agreed that Ms. Krausz’ last day of employment with the Company was March 11, 2025. Because Ms. Krausz’s departure is the result of a termination without cause, the Company expects to pay approximately $237,865.57 in termination payments to Ms. Krausz, subject to the Company and Ms. Krausz entering into a mutually agreeable release.

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

The remaining information required under this item will be included under the captions “Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2024, and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2024.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.5#	Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the Commission on April 21, 2023).
3.3	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.4	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
3.6	Certificate of Elimination of the Series A Junior Participating Preferred Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2023).
3.7	Certificate of Elimination of the Proportional Representation Preferred Linked Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 27, 2023).
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 16, 2024).
3.9	Certificate of Designation of the Preferred Stock of the Company, dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 28, 2024).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 16, 2024).
4.2*	Description of Registered Securities.
4.3	Stockholder Rights Agreement, dated June 27, 2024, by and between the Company and Pacific Stock Transfer Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 28, 2024).
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.6	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.7	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).

10.8	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.9	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.10+	Purple Innovation, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the S-8 (File No. 333-272712) filed with the SEC on June 16, 2023).
10.11+	Form of Restricted Share Unit Agreement pursuant to the Purple Innovation, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.12†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018).
10.13	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019).
10.14+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.15	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019).
10.16	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019).
10.17	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020).
10.18	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 14, 2020).
10.19	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020).
10.20	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021).
10.21	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021).
10.22+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.23+	Amended and Restated Restricted Share Unit Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.24+	Amended and Restated Restricted Share Unit Agreement (Reissued) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.25+	Amended and Restated Restricted Share Unit Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.26+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.27+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.28+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).

10.29+	Amended and Restated Option Grant Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.30+	Amended and Restated Option Grant Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.31+	Purple Innovation, Inc. 2023 Short-Term Cash Incentive Plan, dated as of April 13, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.32+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.33	Cooperation Agreement between Purple Innovation, Inc. and Coliseum Capital Management, LLC, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2023).
10.34	Amended and Restated Credit Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., HSCP Strategic IV, L.P., and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.35+	Offer Letter Entered into between Purple Innovation, LLC and Todd E. Vogensen dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on September 21, 2023).
10.36	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.37	Amended and Restated Registration Rights Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Capital Co-Invest III, L.P., Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., and HSCP Strategic IV, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.38	Amended and Restated Pledge and Security Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, and Delaware Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.39+	Amendment to the Amended and Restated Employment Agreement dated January 26, 2024, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 26, 2024).
10.40+	Offer Letter, dated as of September 21, 2023, between Purple Innovation, LLC and Tricia McDermott, dated September 21, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 001-37523) filed with the SEC on March 14, 2024).
10.41‡*	Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, and CSC Delaware Trust Company.
10.42*	Form of Warrant.
10.43‡*	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Capital Co-Invest III, L.P.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 12, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

‡	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

Item 16. Form 10-K Summary

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Warranty Liabilities

As of December 31, 2024, the Company’s accrued warranty liabilities were $32.2 million. As discussed in Note 2 to the consolidated financial statements, the Company provides a limited warranty on the majority of its products sold. Accrued warranty liabilities are estimated based on the results of historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends. Estimated warranty costs for the Company’s direct to consumer customers are recognized at the time of sale in cost of revenues and warranty costs for the Company’s wholesale customers are recognized at the time of sale as an offset to net revenues.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s ability to estimate future warranty claims by comparing management’s prior-year assumption of expected claims to actuals claims incurred during the year.

●	Testing management’s process used to estimate accrued warranty liabilities, including the appropriateness of the methodology, the mathematical accuracy of the calculation, and the sources of data from which the assumptions were derived.

●	Evaluating the reasonableness of estimated future warranty claims and the estimated costs to remedy warranty claims by:

o	Testing the key inputs that served as the basis for the estimate, including the historical claims made, actual warranty costs incurred and costs expected to be reimbursed by the customer.

o	Inquiring of operational management regarding their knowledge of any existing product warranty claims or product issues and evaluating whether management appropriately considered these issues in the estimation of accrued warranty liabilities.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 13, 2025

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$29,011	$26,857
Accounts receivable, net	33,057	37,802
Inventories	56,863	66,878
Prepaid expenses	6,023	8,536
Other current assets	1,414	1,737
Total current assets	126,368	141,810
Property and equipment, net	93,874	128,661
Operating lease right-of-use assets	75,516	95,767
Intangible assets, net	8,890	22,196
Other long-term assets	3,197	2,191
Total assets	$307,845	$390,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,639	$49,831
Accrued compensation	9,415	5,064
Customer prepayments	6,411	5,718
Accrued rebates and allowances	10,013	13,243
Accrued warranty liabilities – current portion	6,114	9,793
Operating lease obligations – current portion	15,661	14,843
Other current liabilities	12,750	12,490
Total current liabilities	101,003	110,982
Related party debt	55,394	—
Long-term debt, net of current portion	—	26,909
Accrued warranty liabilities, net of current portion	26,091	25,798
Operating lease obligations, net of current portion	87,072	109,094
Warrant liabilities	16,067	—
Other long-term liabilities	2,009	2,235
Total liabilities	287,636	275,018
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 107,545 and 105,507 issued and outstanding at December 31, 2024 and 2023, respectively	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 165 and 205 issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	594,053	591,380
Accumulated deficit	(573,866)	(475,969)
Total stockholders’ equity attributable to Purple Innovation, Inc.	20,198	115,422
Noncontrolling interest	11	185
Total stockholders’ equity	20,209	115,607
Total liabilities and stockholders’ equity	$307,845	$390,625

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues, net	$487,877	$510,541	$573,201
Cost of revenues:
Cost of revenues	291,303	338,716	365,110
Cost of revenues – restructuring related charges	15,442	—	—
Total cost of revenues	306,745	338,716	365,110
Gross profit	181,132	171,825	208,091
Operating expenses:
Marketing and sales	171,263	182,313	165,388
General and administrative	69,117	84,446	76,702
Research and development	12,962	11,898	8,755
Restructuring, impairment and other related charges	19,973	—	—
Loss on impairment of goodwill	—	6,879	—
Total operating expenses	273,315	285,536	250,845
Operating loss	(92,183)	(113,711)	(42,754)
Other (expense) income:
Interest expense	(17,510)	(1,967)	(3,536)
Other income (expense), net	11,548	(1,198)	423
Loss on extinguishment of debt	(3,394)	(4,331)	—
Change in fair value – warrant liabilities	3,504	—	4,343
Tax receivable agreement income	—	—	161,970
Total (expense) other income, net	(5,852)	(7,496)	163,200
Net (loss) income before income taxes	(98,035)	(121,207)	120,446
Income tax expense	63	8	213,169
Net loss	(98,098)	(121,215)	(92,723)
Net loss attributable to noncontrolling interest	(201)	(458)	(253)
Net loss attributable to Purple Innovation, Inc.	$(97,897)	$(120,757)	$(92,470)

Net loss per share:
Basic	$(0.91)	$(1.17)	$(1.13)
Diluted	$(0.91)	$(1.17)	$(1.13)
Weighted average common shares outstanding:
Basic	107,139	103,602	81,779
Diluted	107,324	103,936	81,779

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity attributable to Purple Innovation,	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	Equity
Balance — December 31, 2021	66,493	$7	448	$—	$407,591	$(262,742)	$144,856	$762	$145,618
Net loss	—	—	—	—	—	(92,470)	(92,470)	(253)	(92,723)
Stock-based compensation	—	—	—	—	3,366	—	3,366	—	3,366
Exercise of stock options	20	—	—	—	166	—	166	—	166
Issuance of stock upon underwritten offering, net of costs	16,100	1	—	—	92,865	—	92,866	—	92,866
Issuance of stock for Intellibed acquisition	8,613	1	—	—	26,105	—	26,106	—	26,106
Accrued distributions	—	—	—	—	(228)	—	(228)	—	(228)
Issuance of stock under equity compensation plans	154	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(399)	—	(399)	399	—
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(120,757)	(120,757)	(458)	(121,215)
Stock-based compensation	—	—	—	—	4,875	—	4,875	—	4,875
Exchange of stock	243	—	(243)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	56,997	—	56,999	—	56,999
Escrow shares cancelled in connection with Intellibed acquisition	(41)	—	—	—	(118)	—	(118)	—	(118)
Issuance of stock under equity compensation plans	525	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	265	—	265	(265)	—
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(97,897)	(97,897)	(201)	(98,098)
Stock-based compensation	—	—	—	—	2,815	—	2,815	—	2,815
Exchange of stock	40	—	(40)	—	—	—	—	—	—
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	498	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(27)	—	(27)	27	—
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(98,098)	$(121,215)	$(92,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,355	25,106	17,487
Non-cash interest	7,229	1,237	1,072
Paid-in-kind interest	9,679	—	—
Non-cash restructuring, impairment and other related charges	20,238	—	—
Loss on impairment of goodwill	—	6,879	—
Loss on extinguishment of debt	3,394	4,331	—
Loss on disposal of property and equipment	770	1,680	620
Change in fair value – warrant liabilities	(3,504)	—	(4,343)
Tax receivable agreement income	—	—	(161,970)
Stock-based compensation	2,815	4,875	3,366
Gain from effective settlement of preexisting relationship	—	—	(1,421)
Deferred income taxes	—	—	213,548
Changes in operating assets and liabilities:
Accounts receivable	4,745	(3,651)	(4,112)
Inventories	5,989	5,903	28,956
Prepaid expenses and other assets	2,345	1,574	1,757
Operating leases, net	(2,412)	1,404	7,709
Accounts payable	(6,376)	4,382	(33,609)
Accrued compensation	4,351	(1,627)	(2,892)
Customer prepayments	693	1,266	(6,456)
Accrued rebates and allowances	(3,230)	3,439	(365)
Accrued warranty liabilities	(3,386)	11,128	6,854
Other accrued liabilities	1,553	(1,373)	(2,251)
Net cash used in operating activities	(17,850)	(54,662)	(28,773)

Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired from acquisition, net of cash paid	—	—	3,660
Excess restricted cash returned to acquiree	—	(826)	—
Purchase of property and equipment	(7,244)	(14,391)	(35,376)
Investment in intangible assets	(286)	(844)	(2,785)
Net cash used in investing activities	(7,530)	(16,061)	(34,501)

Cash flows from financing activities:
Proceeds from term loan	—	25,000	—
Proceeds from revolving line of credit	—	17,000	—
Proceeds from related party loan	61,000	—	—
Payments on term loan	(25,000)	(24,656)	(17,531)
Payments on revolving line of credit	(5,000)	(12,000)	(55,000)
Payments for debt issuance costs	(3,466)	(6,143)	(1,242)
Proceeds from stock offering	—	60,300	98,210
Payments for stock offering costs	—	(3,301)	(5,344)
Proceeds from exercise of stock options	—	—	166
Proportional Representation Preferred Linked Stock redemption fee	—	(105)	—
Tax receivable agreement payments	—	(269)	(5,847)
Net cash provided by financing activities	27,534	55,826	13,412
Net increase (decrease) in cash, cash equivalents and restricted cash	2,154	(14,897)	(49,862)
Cash, cash equivalents and restricted cash, beginning of the year	26,857	41,754	91,616
Cash, cash equivalents and restricted cash, end of the year	$29,011	$26,857	$41,754

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$159	$189	$2,693
Cash paid during the year for income taxes	$317	$385	$303

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$416	$3,232	$4,162
Issuance of stock for acquisition	$—	$—	$26,106
Escrow shares cancelled in connection with Intellibed acquisition	$—	$118	$—
Accrued distributions	$—	$—	$228

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to the Consolidated Financial Statements

1. Organization

The Company’s mission is to help people feel and live better through innovative comfort solutions.

Purple Innovation, Inc., collectively with its subsidiary (the “Company” or “Purple Inc.”), is an omni-channel Company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings. The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company markets and sells its products through its direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

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

On August 31, 2022, the Company acquired all the issued and outstanding stock of Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), in which Gelato Merger Sub, Inc., a wholly owned subsidiary of Purple Inc., merged with and into Intellibed, with Intellibed continuing as a wholly owned subsidiary of Purple Inc. On October 3, 2022, Purple Inc. contributed 100% of the membership interest in Intellibed to Purple LLC and Intellibed became a wholly owned subsidiary of Purple LLC. Refer to Note 4 — Acquisition for more information.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Intellibed, Purple LLC’s wholly owned subsidiary, from the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2024, Purple Inc. held 99.8% of the common units of Purple LLC and other Purple LLC Class B Unit holders held 0.2% of the common units in Purple LLC. The Company’s consolidated financial statements did not include consolidated statements of comprehensive income since it had no items of other comprehensive income in any of the periods presented.

Liquidity

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2024, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of approximately $29.0 million and an accumulated deficit of $573.9 million at December 31, 2024, and a net loss of $97.9 million and net cash used in operating and investing activities of $25.4 million for the year ended December 31, 2024. The Company entered into an Amendment to the Amended and Restated Credit Agreement (the “2025 Amendment”), pursuant to which it received $19.0 million on March 12, 2025 in additional term loan proceeds from the 2025 Term Loan Lenders pursuant to the 2025 Amendment (see Note 23— Subsequent Events).

The Company has also taken a number of other actions to increase cash flow. In August 2024, the Company implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. The Company has realized and plans to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. The Company has taken additional cost-saving initiatives in 2025 to maintain liquidity to support our operations and strategies.

Accordingly, the Company has concluded that it will have sufficient liquidity to fund its operations for at least one year from the date these consolidated financial statements are issued.

Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future. If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2024, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. The holders of Class B Units held 0.2% of the economic interest in Purple LLC as of December 31, 2024. Refer to Note 17—Stockholders’ Equity for more information.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss, cash flows or stockholders’ equity. Accrued compensation, previously included in the consolidated balance sheets within other current liabilities, is now presented separately. Also, the change in accrued compensation, previously reflected in the consolidated statement of cash flows within the change in other accrued liabilities, is now presented separately.

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

Restructuring

Restructuring actions may result in various costs, including employee-related costs, accelerated depreciation expense, write-downs of long-lived assets and inventory, impairment of long-lived and indefinite-lived assets, contract termination costs and other associated costs. Employee-related costs represent one-time termination benefits for severance and other post-employment costs that are recognized as incurred upon communication of the plan to the identified employees. If the employee must provide future service beyond a minimum retention period, the benefits are expensed ratably over the future service period. Accelerated depreciation expense represents additional expense resulting from shortening the useful lives of production and other assets to coincide with the end of production and other activities under an approved restructuring plan. Write-downs of long-lived assets represent losses on assets expected to be disposed of or equipment in progress that will not be put in service. Costs to terminate contracts are recognized upon entering a termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any impairment or write-down of assets resulting from restructuring activities are recognized immediately in the period the related plan is approved. Refer to Note 5–Restructuring, Impairment and Other Related Charges for more information.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The Company records an acquisition based on the fair value of the consideration transferred and then allocates the purchase price to the identifiable assets acquired and liabilities assumed based on their respective preliminary estimated fair values as of the acquisition date. Goodwill on the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. If the Company obtains new information within the measurement period (up to one year from the acquisition date) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statement of operations.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party consumer financing partners and credit card processors. The allowance is recognized in an amount equal to anticipated future write-offs over the expected life of the receivables. Management estimates the allowance for credit losses based on historical experience, customer payment practices and current economic trends. Actual credit losses could differ from those estimates. Account balances are charged-off against the allowance when management believes it is probable the receivable will not be recovered.

The Company had the following activity in its allowance for credit losses (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$26	$1	$20
Additions charged to expense	1,075	25	—
Reductions to allowance, net	(1)	—	(19)
Balance at end of period	$1,100	$26	$1

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

Major renewals and betterments that increase value or extend useful life are capitalized. The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the useful life of the leasehold improvements or the contractual term of the lease, with consideration of lease renewal options if exercise is reasonably certain. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in the consolidated statement of operations. Estimated useful lives of property and equipment are periodically reviewed and, when appropriate, changes are made and accounted for prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

As a result of initiating closure of its two Utah manufacturing facilities in August 2024, the Company shortened the estimated useful lives of the production equipment at these two facilities to reflect the remaining period these assets will remain in service. Closure of these two facilities is expected to be completed during the first quarter of 2025. Reducing the estimated useful lives of these assets increased both depreciation expense and the Company’s net loss in 2024 by $11.2 million. Refer to Note 5–Restructuring, Impairment and Other Related Charges for more information.

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

Leases

The Company determines if an agreement contains a lease at the inception of a contract. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheets at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use (“ROU”) asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The Company elected not to separate lease and non-lease components for all real estate leases.

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

The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a loss recognized in the amount equal to that excess. During the year ended December 31, 2023, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill. Refer to Note 4—Acquisition for more information.

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

Asset Impairment Charges

Long-Lived Assets and Definite-lived Intangible Assets – The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets and definite-lived intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the long-lived assets and definite-lived intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the impaired assets are reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset. The Company concluded there were indicators of impairment that existed at December 31, 2024 and a recoverability test was required. Based on the results of this recoverability test, the Company determined its long-lived and definite-lived assets were not impaired as of December 31, 2024 and no resultant impairment charges were recorded. There were no impairment charges realized on long-lived assets and definite-lived intangible assets during the years ended December 31, 2023 and 2022.

In conjunction with a restructuring action initiated in August 2024, the Company recorded impairment charges of $2.5 million on various long-lived assets associated with entering into a sublease on one of the Utah manufacturing facilities that is expected to close during the first quarter of 2025. Refer to Note 5–Restructuring, Impairment and Other Related Charges for more information.

Indefinite-lived Intangible Assets – Intangible assets that have indefinite lives are not amortized but are reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Accounting guidance provides for the performance of either a quantitative assessment or a qualitative assessment before calculating the fair value of an asset. If events or market conditions affect the estimated fair value to the extent that an indefinite-lived intangible asset is impaired, the Company will adjust the carrying value of these assets in the period in which impairment occurs.

The restructuring action initiated by the Company in August 2024 was determined to be a triggering event for potential impairment of intellectual property that was being accounted for as an indefinite-lived intangible asset. The resultant impairment assessment performed by the Company determined this asset no longer had any supportable value and an $8.5 million impairment charge to write off the entire balance of the asset was recorded in 2024.

Revenue Recognition

The Company markets and sells its products through the DTC channel, which includes Purple.com (direct-to-consumer e-commerce), Purple showrooms, their customer contact center and online marketplaces, and the wholesale channel through retail brick-and-mortar and online wholesale partners. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer. This principle is achieved in the following steps:

Identify the contract with the customer. A contract exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for the goods that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company does not have significant costs to obtain contracts with customers.

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

Determine the transaction price. Payment for sale of products through the direct-to-consumer e-commerce channel and Purple showrooms is collected at point of sale in advance of shipping the products. Amounts received for unshipped products are recorded as customer prepayments. Payment by traditional wholesale customers is due under customary fixed payment terms. None of the Company’s contracts contain a significant financing component. Revenue is recorded at the net sales price, which includes estimates of variable consideration such as product returns, volume rebates, wholesale warranty returns, and other adjustments. The estimates of variable consideration are based on historical return experience, historical and projected sales data, and current contract terms. Variable consideration is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Allocate the transaction price to performance obligations in the contract. The Company’s contracts with customers do not include multiple performance obligations. Therefore, the Company recognizes revenue upon transfer of the product to the customer’s control at contractually stated pricing.

Recognize revenue when or as we satisfy a performance obligation. The Company satisfies performance obligations at a point in time upon either shipment or delivery of goods, in accordance with the terms of each contract with the customer. With the exception of third-party “white glove” delivery and certain wholesale partners, revenue generated from product sales is recognized at shipping point, the point in time the customer obtains control of the products. Revenue generated from sales through third-party “white glove” delivery is recognized at the point in time when the product is delivered to the customer. Revenue generated from certain wholesale partners is recognized at a point in time when the product is shipped or when it is delivered to the wholesale partner’s warehouse. The Company does not have service revenue.

Sales Returns

The Company’s policy provides customers up to 100-days to return a mattress, pet bed or pillow and up to 30-days to return all other products (except power bases) for a full refund. Estimated sales returns, which are recorded as a reduction of revenue at the time of sale and recorded in other current liabilities on the consolidated balance sheets, are based on historical trends and product return rates and are adjusted for any current or expected trends as appropriate. Actual sales returns could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued sales returns by updating the return rates for actual trends and projected costs. The Company classifies the estimated sales returns as a current liability as they are expected to be paid out in less than one year.

The Company had the following activity for accrued sales returns (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$5,404	$5,107	$7,116
Additions that reduced net revenue	38,913	34,090	35,479
Deduction from reserves for current year returns	(37,802)	(33,793)	(37,488)
Balance at end of period	$6,515	$5,404	$5,107

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

The Company had the following activity for accrued warranty liabilities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$35,591	$24,463	$16,241
Additions charged to cost of sales	3,291	5,866	9,856
Additions that reduced net revenue	6,288	11,996	3,453
Deduction from reserves for current year claims	(12,965)	(6,734)	(5,087)
Balance at end of period	$32,205	$35,591	$24,463

Cost of Revenues

Costs associated with net revenues are recorded as cost of revenues in the same period in which related sales have been recorded. Cost of revenues includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers.

In conjunction with a restructuring action initiated in August 2024, the Company recorded restructuring charges of $15.4 million in cost of revenues for accelerated depreciation of production equipment and inventory write-downs. Refer to Note 5–Restructuring, Impairment and Other Related Charges for more information.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Estimates are required at any point in time regarding the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which fair value can be reasonably estimated are recorded, when incurred, as components of marketing and sales expense in the accompanying consolidated statements of operations. Marketing and sales expense in 2024, 2023 and 2022 included $2.3 million, $2.0 million and $4.1 million, respectively, related to shared advertising costs that the Company incurred under its cooperative advertising programs.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $65.2 million, $72.4 million and $66.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheets and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 12– Debt for more information.

Warrant Liabilities

The Company issued warrants to purchase 20.0 million shares of the Company’s Class A common stock to the lenders associated with a related party credit agreement entered into in January 2024. These warrants contain a repurchase provision which, upon the occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the warrants. The fundamental transaction provisions of the warrants resulted in them being recorded as a liability at fair value on their issue date, with the corresponding offset included in debt issuance costs. The initial liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. The Company uses a Monte Carlo Simulation model to determine the fair value of the liability associated with these warrants. The model uses various key assumptions and inputs, including exercise price of the warrants, fair market value of the Company’s common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. Refer to Note 12– Debt and Note 13– Warrant Liabilities for more information.

The Company issued 12.8 million sponsor warrants pursuant to a private placement conducted simultaneously with its initial public offering. The Company recorded its sponsor warrants as liabilities since they did not meet the criteria for equity classification. Because the sponsor warrants met the definition of a derivative, these warrants were measured at fair value at inception and at each reporting date thereafter with changes in fair value recognized in earnings in the period of change. The Company used the Black-Scholes model to determine the fair value of the liability associated with the sponsor warrants. The model used key assumptions and inputs such as exercise price, fair market value of common stock, risk free interest rate, warrant life and expected volatility. Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration.

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

The estimated fair value of the Company’s debt arrangements are based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments is shown in the table below (in thousands):

		December 31,
	Level	2024	2023
2023 Credit Agreement	2	$—	$30,000
2024 Credit Agreement	2	56,617	—

The warrants issued in 2024 and the sponsor warrants (refer to Note 12– Warrant Liabilities for more information.) are Level 3 instruments and use internal models to estimate fair value based on certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected average life or expected volatility increases (decreases).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		December 31,
	Level	2024
Warrants	3	$16,067

Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration.

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Sponsor Warrants	Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2021	$4,343	$—	$4,343
Change in valuation inputs(1)	(4,343)	—	(4,343)
Fair value as of December 31, 2022	$—	$—	$—
Change in valuation inputs(1)	—	—	—
Fair value as of December 31, 2023	$—	$—	$—
Initial measurement at time of issuance	—	19,571	19,571
Change in valuation inputs(1)	—	(3,504)	(3,504)
Fair value as of December 31, 2024	$—	$16,067	$16,067

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2023 and 2022, the Company granted stock options under the Company’s 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s common stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company recognizes forfeitures of stock option awards as they occur. There were no stock options granted in 2024.

During 2023 and 2022, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Company’s board of directors (the “Board”) for services performed. Since all of these awards vested immediately, stock-based compensation was recorded on the grant date using the publicly quoted closing price of the Company’s common stock on that date as fair value. There were no stock awards granted to independent directors in 2024.

During 2024, 2023 and 2022, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. A portion of the restricted stock units granted included a market vesting condition. The estimated fair value of the restricted stock units that do not have the market vesting condition is recognized on a straight-line basis over the vesting period. The estimated fair value of the stock units that included a market vesting condition was measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporated the probability of vesting occurring. The estimated fair value of these awards is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change. The Company’s effective tax rate is primarily impacted by changes in its valuation allowance.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the tax receivable agreement may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption or exchange. The estimation of liability under the agreement is imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on an omni-channel distribution strategy that allows the Company to offer a seamless shopping experience to its customers across multiple sales channels. The Company concluded its business operates in one operating segment as all the Company’s sales channels are complementary and analyzed in the same manner. Also, the CODM reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance as the Company does not accumulate discrete financial information with respect to separate divisions and does not have distinct operating or reportable segments. Since the Company operates in one operating segment, most of the required financial segment information can be found throughout the consolidated financial statements. The Company’s chief executive officer has been identified as its CODM. Refer to Note 21– Segment Information and Concentrations for more information.

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding during each period. Diluted net loss per share reflects the weighted-average number of common shares outstanding during the period used in the basic net loss computation plus the effect of common stock equivalents that are dilutive. The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B common stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and share-based payment awards.

Recent Accounting Pronouncements

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments but does not anticipate the adoption of the new guidance will have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

Enhanced Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those that have a single reportable segment, to provide enhanced disclosures about significant expenses. The ASU requires disclosure to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. This standard was adopted by the Company beginning with its 2024 consolidated financial statements. The adoption of this standard resulted in the addition of required segment disclosures for 2024 and all prior periods included in these consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact this update will have on the income tax disclosures in its consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements.  The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity’s definition of those expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements.  The Company is currently evaluating the potential impact this update will have on its expense disclosures in the notes to the consolidated financial statements.

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

In March 2022, the Company completed an underwritten offering of 16.1 million shares of Class A common stock, which included the underwriters exercising their over-allotment option in full to purchase an additional 2.1 million shares. The underwriters purchased the Class A common stock from the Company at a price of $5.65 per share, except that any shares sold by the underwriters to Coliseum Capital Partners, L.P. (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”), up to an aggregate of 29.81% of the shares of Class A common stock pursuant to the offering, were purchased from the Company by the underwriters at a price of $6.10 per share. The aggregate net proceeds received by the Company from the offering, after deducting offering fees and expenses of $5.3 million, totaled $92.9 million.

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

The fair value of effective settlement of preexisting relationships included $1.4 million related to the fair value of a preexisting legal matter with Intellibed that was effectively settled on the acquisition date and $0.3 million related to the fair value of a preexisting royalty liability owed by Intellibed to the Company that was also effectively settled on the acquisition date. As a result of effectively settling the preexisting legal matter with Intellibed, the Company recorded a gain of $1.4 million as other income (expense), net in the consolidated statement of operations for the year ended December 31, 2022. As a result of effectively settling the preexisting royalty liability, the Company and Intellibed recorded a corresponding receivable and payable, respectively, for the same $0.3 million amount that was then eliminated in consolidation.

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

The ongoing decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis as of September 30, 2023. The Company, considered as a single reporting unit, estimated the implied fair value of its goodwill using a variety of valuation methods, including both the income and market approaches. As a result of the impairment assessment performed, the Company determined goodwill was impaired and recorded an impairment charge to write off the entire $6.9 million balance of goodwill. The impairment charge was recorded in the 2023 consolidated statement of operations as a loss on impairment of goodwill.

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

The Company included the financial results of Intellibed in its consolidated financial statements from the date of acquisition and recorded net revenues and pre-tax income of $9.7 million and $1.6 million, respectively, for the period from August 31, 2022 through December 31, 2022. The $3.9 million of transaction costs associated with the acquisition were recorded as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

The following table provides unaudited pro forma financial information as if Intellibed had been acquired by the Company as of January 1, 2022. The unaudited pro forma information reflects adjustments for transaction and litigation expenses, immediate restructuring savings and additional depreciation and amortization resulting from the fair value adjustments to assets acquired. The pro forma results do not include any other anticipated cost synergies or effects of the combined companies. Accordingly, the following pro forma amounts for the year ended December 31, 2022 are not necessarily indicative of the results to be expected had the acquisition been completed on the date indicated, nor is it indicative of the future results of operations of the combined company (in thousands):

Net revenues	$603,739
Net (loss) income	(86,119)

The unaudited pro forma amounts above include the following adjustments:

●	A $4.4 million decrease in operating expenses to eliminate costs directly related to the acquisition that do not have a continuing impact on results of operations.

●	A $1.5 million decrease in operating expenses to eliminate costs directly related to immediate restructuring that do not have a continuing impact on results of operations.

●	A $2.2 million increase in operating expenses to reflect the additional depreciation and amortization expense related to the increase in property and equipment assets and definite lived intangible assets.

●	The combined pro forma results were tax effected using the Company’s effective tax rate for the period.

5. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s focus on the achievement of operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan includes the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities will be completed by the end of the first quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at the Utah headquarters was completed in August 2024.

The following table summarizes the restructuring, impairment and other related charges the Company recognized in the 2024 consolidated statement of operations (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$241	$942	$3,098	$4,281
Other costs	—	—	528	528
Total cash charges	241	942	3,626	4,809
Non-cash charges:
Accelerated depreciation	11,175	—	135	11,310
Inventory write-downs	4,026	—	—	4,026
Write-down of long-lived assets	—	—	5,245	5,245
Impairment of assets	—	—	10,967	10,967
Total non-cash charges	15,201	—	16,347	31,548
Total restructuring, impairment and other related charges	$15,442	$942	$19,973	$36,357

Accelerated depreciation primarily represents $11.2 million of increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that are being closed to reflect the remaining period these assets will remain in service.

The $5.2 million write-down of long-lived assets represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that are being closed.

Impairment of assets included impairment charges of $2.5 million associated with entering into a sublease for the Salt Lake City, Utah manufacturing facility that is being closed and related impairment charges associated with certain leasehold improvements of the property. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (refer to Note 2— Fair Value Measurements for the definition of Level 3 inputs) and were estimated based on internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets will be adjusted accordingly.

Impairment of assets also included the write-off of an $8.5 million indefinite-lived intangible asset. Initiating the Restructuring Plan was determined to be a triggering event for potential impairment of this asset. As a result of the impairment assessment performed, the Company determined this indefinite-lived intangible asset was impaired and recorded an impairment charge to write off the entire $8.5 million balance.

The lease for the Company’s Grantsville, Utah manufacturing facility included a five-year renewal option that was reasonably certain of being exercised and included in the lease term when the ROU asset and lease liability were originally measured. Because of the expected closure of this facility as part of the Restructuring Plan, the renewal option was no longer deemed reasonably certain of being exercised and a reassessment of the lease terms was completed. As a result, the original lease term was shortened and the Company recorded a $10.5 million reduction to the ROU asset and corresponding lease liability in the 2024 consolidated balance sheet, using the applicable discount rate at the effective date of the reassessment.

The following table summarizes 2024 activity associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the consolidated statement of operations, that will be settled in cash and are included in accounts payable or accrued compensation on the condensed consolidated balance sheets (in thousands):

Balance at December 31, 2023	$—
Employee-related costs – cost of revenues	241
Employee-related costs – operating expenses	942
Employee-related costs – restructuring charges	3,098
Other costs – restructuring charges	528
Cash paid	(3,816)
Balance at December 31, 2024	$993

The following table summarizes the estimated restructuring and other related charges associated with the Restructuring Plan to be recognized in the future (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges	$—	$—	$2,926	$2,926
Non-cash charges	1,592	—	64	1,656
Total estimated charges to be recognized in future (a)	$1,592	$—	$2,990	$4,582

(a)	These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as the Company completes the execution of the Restructuring Plan. Actual results may differ from these estimates, and the completion of the plan could result in additional restructuring, impairment or other related charges not reflected above.

6. Revenue from Contracts with Customers

The Company markets and sells its products through direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer, subject to shipping terms, as described in Note 2 – Summary of Significant Accounting Policies.

Disaggregated Revenue

The Company classifies revenue into two categories: DTC and wholesale. The DTC category is comprised of the e-commerce channel that sells directly to consumers who purchase online and through the contact center, online marketplaces, and the Purple showrooms channel that sells directly to consumers who purchase at a Company showroom location. The wholesale channel includes all product sales to the Company’s retail brick and mortar and online wholesale partners where consumers make purchases at their retail locations or through their online channels.

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Years Ended December 31,
Channel	2024	2023	2022
e-commerce	$206,300	$223,607	$267,370
Wholesale	204,214	213,843	242,698
Showrooms	77,363	73,091	63,133
Revenues, net	$487,877	$510,541	$573,201

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $6.4 million and $5.7 million at December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2023, 2022 and 2021, respectively.

7. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$20,193	$23,232
Work-in-process	6,602	5,962
Finished goods	30,068	37,684
Inventories	$56,863	$66,878

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Equipment	$70,900	$72,424
Equipment in progress	13,130	15,077
Leasehold improvements	57,936	60,563
Furniture and fixtures	32,699	31,084
Office equipment	1,611	2,737
Total property and equipment	176,276	181,885
Accumulated depreciation	(82,402)	(53,224)
Property and equipment, net	$93,874	$128,661

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2024 or 2023. Interest capitalized on borrowings during the active construction period of major capital projects totaled $1.1 million, $1.5 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense was $31.0 million, $19.7 million and $16.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in depreciation expense for the year ended December 31, 2024 was $11.3 million of accelerated depreciation recorded in conjunction with the Restructuring Plan. Refer to Note 5— Restructuring and Impairment Charges for more information.

9. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $1.0 million and $0.7 million as of December 31, 2024 and 2023, respectively.

The following table presents the Company’s lease costs (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease costs	$19,460	$19,466	$15,743
Variable lease costs	4,338	4,121	2,311
Short-term lease costs	—	—	11
Total lease costs	$23,798	$23,587	$18,065

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2024 (in thousands):

Year ended December 31,
2025	$21,361
2026	20,623
2027	18,012
2028	17,661
2029	14,502
Thereafter	33,215
Total operating lease payments	125,374
Less – lease payments representing interest	(22,641)
Present value of operating lease payments	$102,733

As of December 31, 2024 and 2023, the weighted-average remaining term of operating leases was 6.8 years and 8.0 years, respectively, and the weighted-average discount rate was 6.09% and 5.77%, respectively, for operating leases recognized on the consolidated balance sheets.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in present value of operating lease liabilities (b)	$23,033	$20,817	$15,109
ROU assets obtained in exchange for operating lease liabilities	8,516	8,435	38,599

(b)	– Operating cash flows paid for operating leases are included within the change in operating leases, net within the Consolidated Statements of Cash Flows offset by non-cash ROU asset amortization and lease liability accretion.

10. Intangible Assets

The following table provides the components of intangible assets (in thousands, except useful life):

			As of December 31, 2024			As of December 31, 2023
	Useful life	Gross	Accumulated		Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Cost	Amortization	Impairment	Value	Cost	Amortization	Value
Indefinite-lived non-amortizing:
Intellectual property		$8,456	$—	$(8,456)	$—	$8,456	$—	$8,456
Trademarks		30	—	—	30	30	—	30
Definite-lived amortizing:
Internet domain	15	900	(430)	—	470	900	(370)	530
Customer relationships	10	10,876	(4,492)	—	6,384	10,876	(2,286)	8,590
Developed technology	2	644	(644)	—	—	644	(429)	215
Internal-use software	3	7,746	(5,740)	—	2,006	8,423	(4,048)	4,375
Intangible assets, net		$28,652	$(11,306)	$(8,456)	$8,890	$29,329	$(7,133)	$22,196

Amortization expense for intangible assets was $4.2 million, $5.3 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years (in thousands):

Year ended December 31,
2025	$3,035
2026	2,111
2027	1,391
2028	791
2029	570
Thereafter	962
Total future amortization for definite-lived intangible assets	$8,860

11. Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued sales returns	$6,515	$5,404
Accrued sales and use tax	2,994	1,949
Long-term debt and unamortized issuance costs - current portion	—	2,129
Asset retirement obligation	1,440	—
Insurance financing	1,328	1,079
Accrued interest	—	506
Other	473	1,423
Total other current liabilities	$12,750	$12,490

12. Debt

Debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
Related party loan	$70,679	$—
Term loan	—	25,000
Revolving line of credit	—	5,000
Less: unamortized debt issuance costs	(15,285)	(962)
Total debt	55,394	29,038
Current portion of debt and unamortized issuance costs (c)	—	(2,129)
Debt, net of current portion	$55,394	$26,909

(c)	– Amount is included in other current liabilities in the consolidated balance sheets.

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with CCP and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and the principal outstanding matures and is due on December 31, 2026. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. The Amended and Restated Credit Agreement and agreements ancillary thereto provide for certain remedies to the Lenders in the event of customary events of default. There were no events of default at December 31, 2024 and therefore the debt is classified as long-term in the consolidated balance sheets.

In connection with the Amended and Restated Credit Agreement, the Company issued to the Lenders warrants to purchase 20.0 million shares of the Company’s Class A common stock (Refer to Note 13 – Warrant Liabilities for more information) and incurred fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024. The Company has elected for interest to be capitalized and added to the principal amount of the loan. For the year ended December 31, 2024, interest expense under the Related Party Loan consisted of paid-in-kind interest of $9.7 million and debt issuance cost amortization of $7.2 million. There was no interest expense incurred under the Amended and Restated Credit Agreement in 2023 and 2022.

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

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of December 31, 2024, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

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

Term loans totaling $25.0 million were fully drawn at closing and, subsequent to the closing in August 2023, the Company executed $17.0 million in ABL loan draws and then repaid $12.0 million of those borrowings prior to the end of 2023. The outstanding balance of ABL Loans totaled $5.0 million at December 31, 2023. In connection with the Amended and Restated Credit Agreement, all obligations under the 2023 Credit Agreements were paid in full and the agreements were terminated. The termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs related to the 2023 Credit Agreements were recorded as a loss on extinguishment of debt in the first quarter of 2024. Interest expense under the 2023 Credit Agreements was $0.4 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively. There was no interest expense incurred under the 2023 Credit Agreements in 2022.

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

On February 17, 2023, the Company entered into a fifth amendment to the 2020 Credit Agreement. The amendment, among other things, revised various covenants associated with the 2020 Credit Agreement. As a condition of entering into the amendment, the Company repaid the $24.7 million outstanding balance on the term loan plus accrued interest. Pursuant to this amendment, the Company incurred fees and expenses of $2.9 million that were recorded as debt issuance costs in the consolidated balance sheets. The amendment was accounted for as an extinguishment of debt and $1.2 million of unamortized debt issuance costs related to the term loan were recorded as loss on extinguishment of debt in the 2023 consolidated statement of operations.

Interest expense under the 2020 Credit Agreement totaled $1.3 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. There was no interest expense incurred under the 2020 Credit Agreement in 2024.

As of December 31, 2024, the scheduled maturities of debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2025	$—
2026	70,679
2027	—
2028	—
2029	—
Thereafter	—
Total	$70,679

13. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued to the Lenders warrants to purchase 20.0 million shares of the Company’s Class A common stock (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon the occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Warrants also include full-ratchet anti-dilution protections, subject to certain conditions, which could result in the Warrants becoming exercisable for a significantly greater number of shares if we engage in a dilutive financing. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

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

Trading price of common stock on measurement date	$0.82
Exercise price	$1.50
Risk free interest rate	4.14%
Warrant life in years	10.0
Expected volatility	88.62%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The following are the assumptions used in calculating fair value of the Warrants on December 31, 2024:

Trading price of common stock on measurement date	$0.78
Exercise price	$1.50
Risk free interest rate	4.45%
Warrant life in years	9.1
Expected volatility	88.00%
Expected dividend yield	—
Probability of an event causing a warrant re-price	25.0%

The Warrants had a fair value of $16.1 million as of December 31, 2024. The Company recognized a gain of $3.5 million in its consolidated statement of operations for the year ended December 31, 2024 related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants on the date of issuance.

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

The Company determined the fair value of the sponsor warrants on December 31, 2022 using a Black-Scholes model with the following assumptions:

Trading price of common stock on measurement date	$4.79
Exercise price	$5.75
Risk free interest rate	4.04%
Warrant life in years	0.1
Expected volatility	80.59%
Expected dividend yield	—

During the year ended December 31, 2022, the Company recognized a gain of $4.3 million in its consolidated statement of operations related to a decrease in the fair value of the sponsor warrants that were outstanding at the end of the period.

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Asset retirement obligations	$1,098	$2,230
Other	911	5
Total other long-term liabilities	$2,009	$2,235

The Company’s asset retirement obligations (“ARO”) relate to two manufacturing facilities that are leased. One of the properties is the Company’s manufacturing facility in Grantsville, Utah which is expected to be closed in the first quarter of 2025 (For further discussion see Note 5— Restructuring, Impairment and Other Related Charges). The ARO liabilities represent future estimated costs associated with the restoration of the facilities to their original state at the end of the respective lease terms. The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using a credit-adjusted-risk-free interest rate, with a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. These liabilities are accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions to estimated ARO liabilities result in an adjustment to the related capitalized asset and corresponding liability. Because the Company utilizes unobservable inputs in the estimation of its ARO liabilities, the fair values were determined to be Level 3 under the fair value hierarchy (For further discussion regarding the definition of Level 3 inputs see Note 2— Fair Value Measurements).

The Company had the following activity for its ARO liabilities (in thousands):

	Years Ended December 31,
	2024	2023
Balance at beginning of period	$2,230	$2,099
Revisions in estimated retirement obligations	277	—
Accretion expense	133	131
Payments	(102)	—
Balance at end of period	2,538	2,230
ARO liability classified as other current liabilities	(1,440)	—
ARO liability classified as other long-term liabilities	$1,098	$2,230

15. Commitments and Contingencies

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Board approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in its 2024 consolidated statement of operations related to the fair value of the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% is to be paid in February 2025, and the remaining 70% is to be paid in August 2025. The Company recorded compensation expense of $3.1 million in its 2024 consolidated statement of operations related to this special recognition bonus.

Performance Cash Long-Term Incentive Award

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s Long-Term Incentive Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in the 2024 consolidated statement of operations related to this future award payment.

Settlement of Insurance Claim

In 2024, the Company received two payments totaling $11.6 million for full settlement of a previously filed business interruption claim which was recorded as other income, net in the 2024 consolidated statement of operations.

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the 2024 Warrants, the Company entered into an amended and restated registration rights agreement with holders of the Warrants (the “Holders”), providing for the registration under the Securities Act of 1933, as amended, of the 2024 Warrants, the shares issuable upon the exercise of the 2024 Warrants and Class A common stock held by the Holders as of such date, subject to customary terms and conditions. On March 12, 2025 in connection with the issuance of the 2025 Warrants, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders, providing for the registration of the Warrants, the shares of Common Stock issuable upon the exercise of the Warrants, and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”). The Registration Rights agreement entitles the Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

NOL Rights Plan

On June 27, 2024, the Board adopted and the Company entered into a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board adopted the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s common stock under Code Section 382. On October 15, 2024, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders ratified the NOL Rights Plan. Refer to Note 17 – Stockholders’ Equity – NOL Rights Plan for more information.

NOL Protective Charter Amendment

To further safeguard the Company’s ability to use its Current NOLs, on July 27, 2024, the Board adopted and recommended that the Company’s stockholders approve an amendment to the Company’s Certificate of Incorporation (the “NOL Protective Charter Amendment”) that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding certain transfers of common stock that could result in an ownership change under Code Section 382. At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment. Refer to Note 17 – Stockholders’ Equity – NOL Protective Charter Amendment for more information.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs have filed an appeal to the Utah Court of Appeals. The parties argued before the Utah Court of Appeals on January 23, 2025. The Court’s decision is anticipated in the second quarter of 2025. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

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

16. Related-Party Transactions

The Company has engaged in various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company. Refer to Note 12— Debt—2024 Credit Agreement for more information on the Related Party Loan.

Purple Founder Entities

Purple LLC began leasing its Alpine facility from entities controlled by the Purple Founders in 2010. On September 3, 2021, in accordance with the terms of that original lease, Purple LLC gave notice that it intended to exercise its right to an early termination of the lease to occur on September 30, 2022. On July 20, 2022, the Company entered into an amendment to its Alpine facility lease agreement that rescinded the Company’s previous notice of termination and extended the lease term to remain in effect until September 30, 2023. The Company vacated the Alpine facility and returned the property back to its owner on September 30, 2023, in accordance with the terms of the lease agreement and notice of termination. In conjunction with leasing the Alpine facility, Purple LLC incurred rent expense of $0.8 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Refer to Note 15—Commitments and Contingencies—Legal Proceedings for information regarding a complaint filed by Purple’s founders regarding this matter.

17. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At December 31, 2024, 107.5 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s shares of Class B common stock to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At December 31, 2024, 0.2 million shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2024, there were no shares of preferred stock outstanding. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”).

NOL Rights Plan

On June 27, 2024, the Board adopted and the Company entered into the NOL Rights Plan, which is designed to preserve approximately $238 million of the Company’s Current NOLs under Section 382 of the of the Internal Revenue Code of 1986, as amended (“Code Section 382”). At the Special Meeting, the Company’s stockholders ratified the NOL Rights Plan. The Company’s ability to use the Current NOLs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under Code Section 382, which occurs if one or more stockholders or groups of stockholders that is deemed to own at least 5% of the Company’s common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. The NOL Rights Plan is intended to prevent an ownership change by acting as a deterrent to any Person (as such term is defined in the NOL Rights Plan) acquiring 4.9% or more of the outstanding common stock of the Company (or, in the case of a Grandfathered Person (as such term is defined in the NOL Rights Plan), an additional one-half of one percentage point of the outstanding common Stock of the Company above their current ownership percentage). Any Person that acquires shares of the Company’s common Stock in violation of the limitations of the NOL Rights Plan is known as an “Acquiring Person.” For purposes of the NOL Rights Plan, “common stock” includes (i) the Class A common stock; (ii) the Class B common stock; and (iii) any interest that would be treated as “stock” of the Company pursuant to Treasury Regulation § 1.382-2T(f)(18). Notwithstanding the foregoing, the NOL Rights Plan allows for the exercise of currently outstanding conversion rights, exchange rights, warrants or options, or otherwise, without triggering the NOL Rights Plan. Refer to Note 13 – Warrant Liabilities for further discussion of the Company’s outstanding warrants.

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

NOL Protective Charter Amendment

On June 27, 2024, concurrently with the adoption of NOL Rights Plan, the Board adopted, and recommended that the Company’s stockholders approve at the Special Meeting, the NOL Protective Charter Amendment that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in any Person holding 4.9% or more of the outstanding common stock of the Company (or, in the case of a Person already holding more than 4.9% of the outstanding common stock of the Company as of the date of the NOL Protective Charter Amendment, one-half of one percentage point of the outstanding common stock of the Company above their current ownership percentage). At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment.

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

Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued to the Lenders Warrants to purchase 20.0 million shares of the Company’s Class A common stock. Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

Sponsor Warrants

There were 12.8 million sponsor warrants issued pursuant to a private placement simultaneously with the Company’s initial public offering. Unexercised sponsor warrants totaling 1.9 million expired in February 2023 and were cancelled pursuant to the terms of the warrant agreement. These sponsor warrants had no fair value on the date of expiration.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At both December 31, 2024 and 2023, the combined NCI percentage in Purple LLC was 0.2%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

18. Net Loss Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and loss per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(97,897)	$(120,757)	$(92,470)
Less: Net loss attributable to noncontrolling interest	(201)	(458)	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(98,098)	$(121,215)	$(92,470)
Denominator
Weighted average shares – basic	107,139	103,602	81,779
Add: Dilutive effect of Class B shares	185	334	—
Weighted average shares – diluted	107,324	103,936	81,779
Net loss per common share:
Basic	$(0.91)	$(1.17)	$(1.13)
Diluted	$(0.91)	$(1.17)	$(1.13)

The Company excludes from the diluted net loss per common share computation potentially dilutive securities related to warrants, equity awards and convertible shares of Class B common stock when their exercise or performance vesting price is greater than the average market price of the Company’s common stock or they are otherwise anti-dilutive. Potentially dilutive securities that have been excluded from the calculation of diluted net loss per common share are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Warrants	20,000	—	—
Sponsor warrants	—	928	928
Restricted stock units	2,006	1,423	679
Stock options	529	863	819
Class B common stock	—	—	448

19. Equity Compensation Plans

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Equity Incentive Plan. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2017 Equity Incentive Plan or with respect to which awards may be granted may not exceed 7.9 million shares. As of December 31, 2024, 2.4 million shares remain available for issuance under the 2017 Equity Incentive Plan. During the years ended December 31, 2024, 2023 and 2022, stock-based compensation associated with equity awards issued under the 2017 Equity Incentive Plan totaled $2.8 million, $4.9 million and $3.4 million, respectively, while the related tax benefits recognized on these awards were $0.9 million, $1.5 million and $0.9 million, respectively.

Class A Common Stock Awards

There were no stock awards granted in 2024.

In June 2023, the Company granted stock awards under the 2017 Equity Incentive Plan to non-executive directors on the Board. The stock awards vested immediately and the Company issued 0.2 million shares of Class A common stock and recognized $0.6 million in expense during the year ended December 31, 2023, which represented the fair value of the stock awards on the grant date.

In May 2022, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Board. The stock awards vested immediately and the Company issued 0.1 million shares of Class A common stock and recognized $0.6 million in expense during the year ended December 31, 2022, which represented the fair value of the stock awards on the grant date.

Amended and Restated Grant Agreements

On March 15, 2023, in accordance with the 2017 Equity Incentive Plan, the Company entered into amended and restated grant agreements relating to stock options and restricted stock unit awards previously granted to the Company’s chief executive officer in March 2022 and June 2022. The amended agreements revised the vesting schedule of the awards included in each grant. Pursuant to these agreements, 0.3 million of restricted stock units and stock options fully vested on March 25, 2023, another 0.3 million of restricted stock units and stock options, which included conditionally granted awards that were approved by shareholders at the 2023 Annual Meeting, vested on March 25, 2024, and the remaining 0.3 million of conditionally granted awards approved by shareholders at the 2023 Annual Meeting will vest in full on March 25, 2025. These amendments resulted in the acceleration of $0.8 million of stock-based compensation expense into fiscal 2023 compared to the expense that would have been recorded based on vesting under the original agreements.

Employee Stock Options

There were no employee stock options granted in 2024.

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

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2023 and 2022 using the Black-Scholes method:

	Year Ended December 31,
	2023	2022
Weighted average grant date value	$0.22	$2.02
Risk free rate	4.48%	2.67%
Dividend yield	—	—
Expected volatility	44.98%	54.22%
Expected term in years	2.58	3.45

The following table summarizes the Company’s total stock option activity for the year ended December 31, 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of December 31, 2023	863	$8.13	2.2	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(334)	9.67	—	—
Options outstanding as of December 31, 2024	529	7.17	2.2	—

Outstanding and exercisable stock options as of December 31, 2024 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	2.3	333	2.3	$—
13.12	29	0.4	29	0.4	—
	529	2.2	362	2.1	$—

The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2023	337	$0.41
Granted	—	—
Vested	(170)	0.59
Forfeited	—	—
Nonvested options as of December 31, 2024	167	0.22

The Company recognized $0.5 million and $0.7 million in stock-based compensation expense related to stock options during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2024, stock-based compensation expense related to stock options was de minimis.

For stock options outstanding as of December 31, 2024, there was a de minimis amount of unrecognized stock compensation cost with a remaining recognition period of 0.3 years.

Cash received and the total intrinsic value from the exercise of stock options in 2022 was $0.2 million and $0.1 million, respectively. There were no stock options exercised in 2024 and 2023. The tax benefit associated with the exercise of these stock options in 2022 was $0.4 million. There were no stock options exercised in 2024 and 2023. The fair value of stock options vested in 2024, 2023 and 2022 totaled $0.1 million, $0.6 million and $0.7 million, respectively.

Employee Restricted Stock Units

In 2024, 2023 and 2022, the Company granted 1.8 million, 2.4 million and 1.1 million, respectively, of restricted stock units under the 2017 Equity Incentive Plan to certain members of the Company’s management team. Of the restricted stock units granted in those years, 0.4 million, 1.2 million and 0.6 million, respectively, included a market vesting condition. The restricted stock awards granted in 2024, 2023 and 2022 that did not have a market vesting condition had weighted average grant date fair values of $1.00, $2.75 and $5.53 per share, respectively. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The restricted stock awards granted in 2024, 2023 and 2022 that did have a market vesting condition had weighted average grant date fair values of $1.13, $1.92 and $3.71 per share, respectively. For these awards, the estimated fair value was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of these awards using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Trading price of common stock on measurement date	$1.50	$2.72	$5.33
Risk free interest rate	4.46%	4.29%	2.89%
Expected life in years	3.0	2.7	2.9
Expected volatility	97.1%	89.9%	85.1%
Expected dividend yield	—	—	—

In March and June 2022, the Company granted 0.5 million and 0.1 million restricted stock units, respectively, under the 2017 Equity Incentive Plan to the Company’s chief executive officer. These restricted stock awards had a grant date fair value of $6.32 and $4.81 per share, respectively. In April 2022, with the chief executive officer’s consent, the Company rescinded and cancelled 0.4 million of the restricted stock units granted in March 2022 because of annual limits set forth in the 2017 Equity Incentive Plan. The Company determined the fair value of the net award of 0.2 million restricted stock units to be $1.2 million which is being expensed on a straight-line basis over the vesting period.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of December 31, 2023	3,057	$2.97
Granted	1,828	1.03
Vested	(571)	3.57
Forfeited	(506)	3.31
Nonvested restricted stock units as of December 31, 2024	3,808	1.91

The Company recorded restricted stock unit expense of $2.8 million, $3.7 million and $2.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.

For restricted stock units outstanding as of December 31, 2024, there was $3.3 million of total unrecognized stock compensation cost with a remaining recognition period of 1.6 years.

Aggregate Non-Cash Stock Compensation

The Company has accounted for all stock-based compensation under the provisions of ASC 718 Compensation—Stock Compensation. This standard requires the Company to record a non-cash expense associated with the fair value of stock-based compensation over the requisite service period. The table below summarizes the aggregate non-cash stock compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands).

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$398	$285	$305
Marketing and sales	489	616	863
General and administrative	1,621	3,730	2,033
Research and development	307	244	165
Total non-cash stock compensation	$2,815	$4,875	$3,366

20. Employee Retirement Plan

In 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $3.9 million, $3.8 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

21. Segment Information and Concentrations

The Company designs and manufactures a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets, and other products. The Company has one reportable segment that operates an omni-channel distribution strategy which allows the Company to offer a seamless shopping experience to its customers across multiple sales channels. The Company’s one segment markets and sells products through its direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

The accounting policies for the Company’s one segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income or loss as reported in the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company does not have intra-entity sales or transfers.

The CODM uses consolidated net income (loss) to evaluate earnings generated from segment assets (return on assets) in deciding whether to reinvest profits into its single reportable segment or into other parts of the entity, such as for acquisitions. Consolidated net income (loss) is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenues, net	$487,877	$510,541	$573,201
Reductions (additions):
Cost of revenues	291,303	338,716	365,110
Cost of revenues – restructuring related charges	15,442	—	—
Advertising expense	65,198	72,372	66,645
Marketing sales expense	33,778	36,741	39,388
Wholesale marketing and sales expense	20,081	23,016	21,340
Showroom marketing and sales expense	52,206	50,184	38,015
General and administrative expense	69,117	84,446	76,702
Research and development expense	12,962	11,898	8,755
Restructuring, impairment and other related charges	19,973	—	—
Loss on impairment of goodwill	—	6,879	—
Other segment items, net (d)	5,852	7,496	(1,230)
Tax receivable agreement income	—	—	(161,970)
Income tax expense	63	8	213,169
Net loss attributable to noncontrolling interest	(201)	(458)	(253)
Segment net loss	$(97,897)	$(120,757)	$(92,470)

(d)	Other segment items, net include interest expense, other (income) expense, net, loss on extinguishment of debt, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In 2024, 2023 and 2022, sales of other products accounted for less than 3% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In 2024, 2023 and 2022, international customers accounted for less than 2% of net revenues.

The Company had one individual customer that accounted for approximately 29% and 23% of accounts receivable at December 31, 2024 and 2023, respectively, and approximately 13%, 10% and 15% of net revenue during the years ended December 31, 2024, 2023 and 2022, respectively.

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

22. Income Taxes

The Company’s (loss) income before income taxes of $(98.0) million, $(121.2) million and $120.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, consisted entirely of income earned in the United States.

Income tax expense for the years ended December 31, 2024, 2023 and 2022 consist of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$(114)	$(167)	$(1,030)
State	177	217	344
Total current	63	50	(686)
Deferred:
Federal	—	(42)	169,180
State	—	—	44,675
Total deferred	—	(42)	213,855
Income tax expense	$63	$8	$213,169

Income tax expense differs from the amount computed at the federal statutory corporate income tax rate as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Tax (provision) benefit at Federal statutory rate	$(20,587)	$(25,454)	$25,293
State income tax provision (benefit), net of federal benefit	(5,238)	(6,235)	292
Noncontrolling interest	44	96	59
Tax receivable agreement liability	—	—	(34,014)
Change in fair value – warrant liabilities	(736)	—	(912)
Change in valuation allowance	26,963	35,592	189,870
Remeasurement due to rate change	(586)	(31)	2,530
Research and development tax credits	(482)	(1,113)	(1,763)
Remeasurement of investment in Purple LLC	—	(4,028)	29,822
Nondeductible compensation	315	281	—
Stock-based compensation	699	605	2,303
Other	(329)	295	(311)
Income tax expense	$63	$8	$213,169

Deferred income taxes at December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Basis difference in Purple LLC investment	$153,872	$156,521
Tax over book basis in capital contributions	79,400	78,158
Start-up costs	361	405
Stock-based compensation	635	999
Interest carryforwards	6,503	2,314
Research and development tax credits	3,590	2,712
Charitable contribution carryforwards	159	121
Net operating losses	82,137	62,550
Total net deferred income tax asset	326,657	303,780
Less: Valuation allowance	(326,657)	(303,780)
Net deferred income tax asset	$—	$—

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

During 2022, the Company entered into a three-year cumulative loss position and determined that it would not be able to generate sufficient taxable income to utilize its deferred tax assets. Based on this and other negative evidence, the Company concluded it was more likely than not that its deferred tax assets would not be realized and that a full valuation allowance for its deferred tax assets was required. At both December 31, 2024 and 2023, the Company continued to maintain a full valuation allowance on its deferred tax assets based on its three-year cumulative loss position.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Class A common stock at the time of the relevant redemption or exchange.

During 2022, the Company concluded that the tax receivable agreement liability was not probable and correspondingly reduced its tax receivable agreement liability to zero. As a result, the Company recognized tax receivable agreement income of $162.0 million in the Company’s consolidated statement of operations for the year ended December 31, 2022. There was no tax receivable agreement liability recorded during 2024 or 2023.

As of December 31, 2024, the Company estimates it will have approximately $65.2 million of tax-affected U.S. net operating loss carryforwards (“NOLs”), of which $64.7 million do not have an expiration date and $0.5 million expire in 2037. The Company also had approximately $16.9 million of tax-affected NOL carryforwards to reduce future state taxable income at December 31, 2024, which have various carryforward periods and begin to expire in 2026, if unused. Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change is defined as a change in its equity ownership by certain stockholders over a three-year period of greater than 50 percentage points (by value). If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2024, we completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company’s formation. The results of this study indicate that we experienced one ownership change on December 31, 2021. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liabilities to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Refer to Note 17 – Stockholders’ Equity – NOL Rights Plan for information on plan adopted by the Board to preserve Current NOLs.

The Company estimates federal research and development (“R&D”) tax credit carryforwards will be approximately $2.6 million as of December 31, 2024, which begin to expire in 2042, if unused. The Company also had approximately $1.8 million of state tax credit carryforwards to reduce future state tax liability at December 31, 2024, which have various carryforward periods and begin to expire in 2030, if unused.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheets.

The following table summarizes the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Unrecognized Tax Benefits
Unrecognized tax benefits as of December 31, 2021	$—
Increase due to current year tax positions	177
Increase due to prior year tax positions	264
Increase due to acquisition	152
Unrecognized tax benefits as of December 31, 2022	593
Increase due to current year tax positions	215
Increase due to prior year tax positions	291
Decrease due to lapse of statute of limitations	(153)
Unrecognized tax benefits as of December 31, 2023	946
Increase due to current year tax positions	111
Increase due to prior year tax positions	109
Decrease due to lapse of statute of limitations	(114)
Unrecognized tax benefits as of December 31, 2024	$1,052

The Company remains subject to income tax examinations for its U.S. federal income taxes for 2018 through 2024. The Company also remains subject to income tax examinations for U.S. state and local income taxes generally for 2018 through 2024.

23. Subsequent Events

New Lease Agreement

In January 2025, the Company entered into a new lease agreement for a distribution and fulfilment center located in West Valley City, Utah. The lease term commenced in January 2025 and will expire in May 2030. Using the applicable discount rate, the new lease resulted in an ROU asset of $6.3 million and an increase to operating lease liabilities of $6.8 million. The landlord provided the Company with a tenant improvement allowance of $0.6 million in connection with the new lease agreement, for which the related expenditures to be paid by the Company will be reimbursed by the landlord.

NASDAQ Listing Qualification Notice

On February 4, 2025, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) that it had regained compliance with Listing Rule 5550(a)(2) (“Bid Price Rule”) since the closing bid price of the Company’s common stock was at or above the $1.00 minimum price per share for a period of ten consecutive business days, from January 21, 2025, to February 3, 2025.

As previously reported, the Company was notified on November 11, 2024, that it had fallen out of compliance with the Bid Price Rule, because its common stock failed to maintain the required minimum bid price of $1.00 per share for a period of 30 consecutive business days.

Class Action Lawsuits

On February 10, 2025, a shareholder of the Company filed a class action lawsuit in the Court of Chancery of the State of Delaware against Purple Inc. and the individual members of the Board alleging that Section 29 of the NOL Rights Plan violates Delaware General Corporate Law Sections 102(b)(7) and 141(a). The suit seeks declaratory relief, attorneys’ fees, costs, and other relief on behalf of the class. The Company denies all allegations and intends to vigorously defend against these claims.

On February 26, 2025, a consumer filed a class action lawsuit in the U.S. District Court, Eastern District of New York, against Purple LLC alleging website accessibility violations under the ADA and state law. The lawsuit seeks declaratory relief, class certification, attorneys’ fees, costs, and other relief on behalf of the class. The Company denies all allegations and intends to vigorously defend against these claims.

Amendment to Amended and Restated Credit Agreement

On March 12, 2025, the Loan Parties entered into an Amendment to Amended and Restated Credit Agreement (the “Amendment”) with the 2025 Term Loan Lenders (as defined in the Amendment), which amends the Amended and Restated Credit Agreement. The Amendment, among other things, provides for an increase in the initial principal amount of the senior secured term loan facility by $19.0 million (the “Incremental Loan”) from an aggregate principal amount of up to $61.0 million (the “Initial Loan”) to an initial aggregate principal amount of up to $80.0 million (the “Loan”), and allows the Loan Parties to request one or more additional term loans from the Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended and Restated Credit Agreement). The Incremental Loan will bear interest at the same rate as the Initial Loan, which may be paid in cash or in kind at the Company’s option.

The Amendment also provides that (i) the Incremental Loan shall be senior in right of repayment to the Initial Term Loan and (ii) in any voluntary or mandatory prepayment in part or in full of the Incremental Loan for any reason, the Company will be required to pay an amount equal to the greater of (i) the Make-Whole Premium (as defined below) and (ii) 2.50% of the aggregate principal amount of the Incremental Loan so prepaid, replaced or assigned. The “Make-Whole Premium” is determined as follows: on the date of prepayment, the excess of (A) (x) 100% of the principal amount of such Incremental Loan, plus (y) the present value at such date of all remaining scheduled interest payments due on such Incremental Loan from the prepayment date through the Maturity Date, assuming that all such interest accrues at the Make-Whole Premium Rate (as defined in the Amendment), computed using a discount rate equal to the Treasury Rate as of such prepayment date plus 50 basis points, over (B) the principal amount of such Incremental Loan on such prepayment date.

In addition, the Company also paid fees of (i) 2% of the outstanding principal and accrued and unpaid interest under the Initial Loan held by the 2025 Term Loan Lenders, paid in kind and (ii) 2% of the initial aggregate principal amount of the Incremental Loan paid to the 2025 Term Loan Lenders, deducted from the proceeds at closing.

In connection with the Amendment, the Company issued to the 2025 Term Loan Lenders warrants (the “Warrants”) to purchase 6,229,508 shares of the Company’s Class A Stock at a price of $1.50 per share, subject to certain adjustments. The warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price. The Warrants expire on March 12, 2035. The foregoing summary of the Warrants does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Warrants, a form of which is attached as Exhibit 10.42 to this report and is incorporated by reference herein.

In connection with the issuance of the Warrants, on March 12, 2025, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, and Coliseum Capital Co-Invest III, L.P., (the “Holders”), providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Warrants, the shares issuable upon the exercise of the Warrants, other warrants held by the Holders (and shares issuable upon exercise thereof) and the Class A Stock held by the Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement entitles the Holders to demand registration of the Registrable Securities and also to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

The Registration Rights Agreement provides that on or prior to April 10, 2025, or May 25, 2025 if Form S-3 is not then available to the Company, the Company will be required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities.

Special Incentive Bonus Equity Grants

On March 12, 2025, the Board unanimously approved special incentive bonus equity grants to certain members of the Company’s senior leadership team, including, among others, Todd Vogensen, Chief Financial Officer, John J. Roddy, Chief Human Resources Officer, and Eric S. Haynor, Chief Operating Officer. Mr. Vogensen, Mr. Roddy, and Mr. Haynor will receive grants of 450,000, 175,000, and 350,000 restricted stock units, respectively, pursuant to the terms of restricted stock unit grant agreements and the Company’s 2017 Equity Incentive Plan. Such restricted stock units will vest at the sooner of (a) a change in control, as defined in the award agreements, or (b) March 12, 2028, provided that if the recipient’s employment with the Company is involuntarily terminated other than for cause, a pro rata number of restricted stock units will vest as of such termination date.

Amendment to Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team, including, among others, Todd Vogensen, Chief Financial Officer, John J. Roddy, Chief People Officer, and Eric S. Haynor, Chief Operating Officer. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is payable, subject to the employee’s continued employment with the Company, 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025.

On March 12, 2025, the Board amended the special recognition bonus payments and entered into letter agreements (the “Letter Agreements”) with the participants to provide that if a change in control occurs prior to August 1, 2025 and the participant remains employed with the Company until the consummation of the change in control, then 100% of the remaining special recognition bonus payment for such participant shall vest and become payable upon the consummation of such change in control.

Amendment to Chief Executive Officer Special Recognition Bonus

On January 26, 2024, the Board unanimously approved an amendment to the amended and restated employment agreement of Robert T. DeMartini, the Company’s Chief Executive Officer (the “2024 CEO Amendment”). Under the 2024 CEO Amendment, the Company agreed that, among other things, Mr. DeMartini will be eligible to earn an incremental aggregate cash bonus equal to $850,000 that will vest 10% on August 1, 2024, 20% on February 1, 2025, and 70% on August 1, 2025, provided he continues to be employed by the Company and subject to Mr. DeMartini’s obligation to repay any such bonus actually received in the event his employment is terminated other than by the Company without cause prior to June 30, 2026, subject to certain conditions.

On March 12, 2025, the Board adopted an amendment (the “2025 CEO Amendment”) to Mr. DeMartini’s amended and restated employment agreement, as amended by the 2024 CEO Amendment (the “Amended and Restated Employment Agreement”), to provide that if a change in control occurs prior to August 1, 2025 and Mr. DeMartini remains employed by the Company until the consummation of the change in control, then 100% of the unpaid cash bonus payment for Mr. DeMartini shall vest and become payable upon the consummation of such change in control and the bonus repayment condition tied to his employment with the Company until June 30, 2026 shall no longer be applicable. Other than the changes provided by the 2025 CEO Amendment, no other changes were made to Mr. DeMartini’s Amended and Restated Employment Agreement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 13, 2025	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert T. DeMartini and Tricia S. McDermott-Spikes, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert T. DeMartini	Chief Executive Officer and Director	March 13, 2025
Robert T. DeMartini	(Principal Executive Officer)

/s/ Todd E. Vogensen	Chief Financial Officer	March 13, 2025
Todd E. Vogensen	(Principal Financial Officer)

/s/ George T. Ulrich	Vice President, Accounting and Financial Reporting	March 13, 2025
George T. Ulrich	(Principal Accounting Officer)

/s/ Adam L. Gray	Chairman of the Board of Directors	March 13, 2025
Adam L. Gray

/s/ S. Hoby Darling	Director	March 13, 2025
S. Hoby Darling

/s/ Gary T. DiCamillo	Director	March 13, 2025
Gary T. DiCamillo

/s/ Claudia Hollingsworth	Director	March 13, 2025
Claudia Hollingsworth

/s/ R. Carter Pate	Director	March 13, 2025
R. Carter Pate

/s/ D. Scott Peterson	Director	March 13, 2025
D. Scott Peterson

/s/ Erika Serow	Director	March 13, 2025
Erika Serow