Form 10-Q
period 2025-03-31
Purple Innovation, Inc.
filed 2025-05-06
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 2, 2025, 108,221,494 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 164,982 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,627	$29,011
Accounts receivable, net	24,388	33,057
Inventories	60,177	56,863
Prepaid expenses	5,582	6,023
Other current assets	1,627	1,414
Total current assets	113,401	126,368
Property and equipment, net	90,433	93,874
Operating lease right-of-use assets	77,817	75,516
Intangible assets, net	8,215	8,890
Other long-term assets	3,906	3,197
Total assets	$293,772	$307,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,356	$40,639
Accrued compensation	7,445	9,415
Customer prepayments	3,726	6,411
Accrued rebates and allowances	6,159	10,013
Accrued warranty liabilities – current portion	7,351	6,114
Operating lease obligations – current portion	15,904	15,661
Other current liabilities	10,672	12,750
Total current liabilities	83,613	101,003
Related party debt	72,737	55,394
Accrued warranty liabilities, net of current portion	24,367	26,091
Operating lease obligations, net of current portion	88,281	87,072
Warrant liabilities	21,414	16,067
Other long-term liabilities	2,030	2,009
Total liabilities	292,442	287,636
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock; $0.0001 par value, 210,000 shares authorized; 107,955 issued and outstanding at March 31, 2025 and 107,545 issued and outstanding at December 31, 2024	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 165 issued and outstanding at March 31, 2025 and at December 31, 2024	—	—
Additional paid-in capital	594,332	594,053
Accumulated deficit	(593,003)	(573,866)
Total stockholders’ equity attributable to Purple Innovation, Inc.	1,340	20,198
Noncontrolling interest	(10)	11
Total stockholders’ equity	1,330	20,209
Total liabilities and stockholders’ equity	$293,772	$307,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$104,171	$120,033
Cost of revenues:
Cost of revenues	62,207	78,313
Cost of revenues - restructuring related charges	918	—
Total cost of revenues	63,125	78,313
Gross profit	41,046	41,720
Operating expenses:
Marketing and sales	36,626	41,462
General and administrative	14,487	19,728
Research and development	2,452	3,666
Restructuring, impairment and other related charges	1,960	—
Total operating expenses	55,525	64,856
Operating loss	(14,479)	(23,136)
Other income (expense):
Interest expense	(4,764)	(4,474)
Other income, net	69	4,394
Gain (loss) on extinguishment of debt	—	(3,394)
Change in fair value – warrant liabilities	49	(23,599)
Total other income (expense), net	(4,646)	(27,073)
Net loss before income taxes	(19,125)	(50,209)
Income tax expense	(41)	(59)
Net loss	(19,166)	(50,268)
Net loss attributable to noncontrolling interest	(29)	(51)
Net loss attributable to Purple Innovation, Inc.	$(19,137)	$(50,217)

Net loss per share:
Basic	$(0.18)	$(0.47)
Diluted	$(0.18)	$(0.47)

Weighted average common shares outstanding:
Basic	107,596	106,022
Diluted	107,596	106,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	410	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	107,955	$11	165	$—	$594,332	$(593,003)	$1,340	$(10)	$1,330

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,166)	$(50,268)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,050	6,382
Non-cash interest	2,120	1,563
Paid-in-kind interest	2,789	1,850
Non-cash restructuring, impairment and other related charges	635	—
Loss on extinguishment of debt	—	3,394
Loss on disposal of property and equipment	88	112
Change in fair value – warrant liabilities	(49)	23,599
Stock-based compensation	368	492
Changes in operating assets and liabilities:
Accounts receivable	8,669	10,060
Inventories	(3,314)	(5,150)
Prepaid expenses and other assets	2,229	66
Operating leases, net	(848)	(209)
Accounts payable	(9,701)	(7,043)
Accrued compensation	(1,970)	4,724
Customer prepayments	(2,685)	(1,724)
Accrued rebates and allowances	(3,854)	(4,717)
Accrued warranty liabilities	(487)	368
Other accrued liabilities	(2,944)	(313)
Net cash used in operating activities	(23,070)	(16,814)

Cash flows from investing activities:
Sale of property and equipment	258	—
Purchase of property and equipment	(2,241)	(3,038)
Investment in intangible assets	(161)	(62)
Net cash used in investing activities	(2,144)	(3,100)

Cash flows from financing activities:
Proceeds from related party loan	19,000	61,000
Payments on term loan	—	(25,000)
Payments on revolving line of credit	—	(5,000)
Payments for debt issuance costs	(1,170)	(3,466)
Net cash provided by financing activities	17,830	27,534

Net increase (decrease) in cash and cash equivalents	(7,384)	7,620
Cash and cash equivalents, beginning of the year	29,011	26,857
Cash and cash equivalents, end of the period	$21,627	$34,477

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$39	$410
Cash paid during the period for income taxes	$28	$46

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$459	$392
Warrants issued	$5,396	$19,571
Amendment fee added to principal of loan	$978	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

The mission of Purple Innovation, Inc. (the “Company” or “Purple Inc.”) is to deliver the greatest sleep ever invented.

The Company, collectively with its subsidiary Purple Innovation, LLC (“Purple LLC”) is an omni-channel Company that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and have since expanded into brick & mortar stores as a true omni-channel brand. The Company offers a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and other products. The Company markets and sells its products through its direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

The Company was incorporated in Delaware on May 19, 2015, as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”). On February 2, 2018, the Company consummated a transaction structured similar to a reverse recapitalization (the “Business Combination”) pursuant to which the Company acquired a portion of the equity of Purple LLC. At the closing of the Business Combination (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc.

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2025, Purple Inc. held 99.85% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.15% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or other future year.

Liquidity

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with our preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, the company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of approximately $21.6 million and an accumulated deficit of $593.0 million at March 31, 2025, a net loss of $19.1 million and net cash used in operating and investing activities of $25.2 million for the three months ended March 31, 2025. The Company entered into the 2025 Amendment and the Second 2025 Amendment, pursuant to which it received an aggregate of $39.0 million in additional term loan proceeds.

The Company has also taken a number of other actions to increase cash flow. In August 2024, the Company implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. The Company has realized and plans to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. The Company has taken additional cost-saving initiatives in the first quarter of 2025 to maintain liquidity to support its operations and strategies. Additionally, the Company entered into an agreement with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”) to expand its inventory of the Company’s products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots (see Note 21 — Subsequent Events).

Accordingly, the Company concluded that it will have sufficient liquidity to fund its operations for at least one year from the date of this Quarterly Report on Form 10-Q.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2025, Purple Inc. had a 99.85% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.15% of the economic interest in Purple LLC as of March 31, 2025. For further discussion see Note 15 — Stockholders’ Equity.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company regularly makes estimates and assumptions including, but not limited to, estimates that affect revenue recognition, accounts receivable and the allowance for credit losses, valuation of inventories, sales returns, warranty returns, impairment reviews of long-lived assets and definite-lived intangible assets, warrant liabilities, stock based compensation, the recognition and measurement of loss contingencies, the recognition and measurement of restructuring and related charges, estimates of current and deferred income taxes, deferred income tax valuation allowances, and amounts associated with the Company’s tax receivable agreement with InnoHold, LLC (“InnoHold”). Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results could differ materially from those estimates.

Segment Information

The Company operates in one operating segment. This is consistent with the organizational structure and internal reporting evaluated regularly by the Company’s Chief Executive Officer who is our chief operating decision maker (“CODM”) when making operational decisions and allocating resources. For additional information regarding the Company’s segment reporting, refer to Note 20 – Segment Information and Concentrations.

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The guidance was effective for the Company as of January 1, 2025 and the new disclosure requirements will be effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Other than the new disclosure requirements, this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity’s definition of those expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact this update will have on its expense disclosures in the notes to the consolidated financial statements.

3. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s focus on the achievement of operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan includes the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities will be completed by the end of the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at the Utah headquarters was completed in August 2024.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the restructuring, impairment and other related charges the Company recognized through the first quarter of 2025 in the unaudited condensed consolidated statement of operations (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$241	$942	$3,269	$4,452
Other costs	688	—	1,682	2,370
Total cash charges	929	942	4,951	6,822
Non-cash charges:
Accelerated depreciation	11,406	—	135	11,541
Inventory write-downs	4,026	—	—	4,026
Write-down of long-lived assets	—	—	5,880	5,880
Impairment of assets	—	—	10,967	10,967
Total non-cash charges	15,432	—	16,982	32,414
Total restructuring, impairment and other related charges	$16,361	$942	$21,933	$39,236

Of the $39.2 million in costs described above, the Company recognized $2.9 million of restructuring, impairment and other related charges during the three months ended March 31, 2025.

Accelerated depreciation primarily represents $11.5 million of increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that are being closed to reflect the remaining period these assets will remain in service.

The $5.9 million write-down of long-lived assets represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that are being closed.

Impairment of assets included impairment charges of $2.5 million associated with entering into a sublease for the Salt Lake City, Utah manufacturing facility that is being closed and related impairment charges associated with certain leasehold improvements of the property. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (refer to Note 4— Fair Value Measurements for the definition of Level 3 inputs) and were estimated based on internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets will be adjusted accordingly.

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

The lease for the Company’s Grantsville, Utah manufacturing facility included a five-year renewal option that was reasonably certain of being exercised and included in the lease term when the Right of Use (“ROU”) asset and lease liability were originally measured. Because of the expected closure of this facility as part of the Restructuring Plan, the renewal option was no longer deemed reasonably certain of being exercised and a reassessment of the lease terms was completed. As a result, the original lease term was shortened and the Company recorded a $10.5 million reduction to the ROU asset and corresponding lease liability in the 2024 consolidated balance sheet, using the applicable discount rate at the effective date of the reassessment.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes activity for the three months ended March 31, 2025 associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the consolidated statement of operations, that will be settled in cash and are included in accounts payable or accrued compensation on the unaudited condensed consolidated balance sheets (in thousands):

Liability balance at December 31, 2024	$993
Employee-related costs – restructuring charges	171
Other costs – restructuring charges	1,154
Cash paid	(1,832)
Liability balance at March 31, 2025	$486

The following table summarizes the estimated restructuring and other related charges associated with the Restructuring Plan to be recognized in the future (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges	$—	$—	$1,604	$1,604
Non-cash charges	1,401	—	—	1,401
Total estimated charges to be recognized in future (a)	$1,401	$—	$1,604	$3,005

(a)	These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as the Company completes the execution of the Restructuring Plan. Actual results may differ from these estimates, and the completion of the plan could result in additional restructuring, impairment or other related charges not reflected above.

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

The estimated fair value of the Company’s debt arrangements is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk, volatility, and the contractual terms of debt instruments. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the March 2025 issuance of debt bundled with warrants, which were valued using a Monte Carlo model. As of March 31, 2025, the estimated fair value of the Company’s debt arrangements was $72.6 million.

The unobservable significant inputs to the valuation model were as follows:

March 31,
2025
Debt term in years	1.75
Risk free interest rate	3.93%
SOFR interest rate	4.37%
Discount rate	32.50%

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2025 (in thousands):

Fair value as of December 31, 2024	$16,067
Initial measurement at time of issuance(1)	5,396
Change in valuation inputs(2)	(49)
Fair value as of March 31, 2025	$21,414

(1)	The Company issued 6.2 million warrants on March 12, 2025. See Note 11 – Warrant Liabilities.
(2)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

5. Revenue from Contracts with Customers

The Company markets and sells its products through direct-to-consumer e-commerce channels, Purple showrooms, retail brick-and-mortar wholesale partners, and third-party online retailers. Revenue is recognized when the Company satisfies its performance obligations under the contract which involves transferring the promised products to the customer, subject to shipping terms.

Disaggregated Revenue

The Company classifies revenue as either direct-to-consumer (“DTC”) or wholesale revenue. DTC revenues include the e-commerce channel which sells directly to consumers who purchase online, through the contact center, and through online marketplaces and the showrooms channel that sells directly to consumers who purchase at a Purple showroom location. The wholesale channel includes all product sales to the Company’s retail brick and mortar and online wholesale partners where consumers make purchases at their retail locations or through their online channels.

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
Sales Category	2025	2024
e-commerce	$45,397	$49,474
Showrooms	17,986	16,741
Wholesale	40,788	53,818
Revenues, net	$104,171	$120,033

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $3.7 million and $6.4 million at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2024.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$16,769	$20,193
Work-in-process	5,624	6,602
Finished goods	37,784	30,068
Inventories	$60,177	$56,863

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Equipment	$73,418	$70,900
Equipment in progress	11,042	13,130
Leasehold improvements	57,910	57,936
Furniture and fixtures	31,579	32,699
Office equipment	1,638	1,611
Total property and equipment	175,587	176,276
Accumulated depreciation	(85,154)	(82,402)
Property and equipment, net	$90,433	$93,874

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2025 or December 31, 2024. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.2 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively. Depreciation expense was $4.2 million and $5.2 million during the three months ended March 31, 2025 and 2024, respectively. Included in depreciation expense for the three months ended March 31, 2025 was $0.2 million related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.9 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$4,780	$4,786
Variable lease costs	1,042	869
Short-term lease costs	42	—
Total lease costs	$5,864	$5,655

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at March 31, 2025 (in thousands):

2025 (excluding the three months ended March 31, 2025)(a)	$15,546
2026	21,982
2027	19,526
2028	19,345
2029	16,635
Thereafter	34,038
Total operating lease payments	127,072
Less – lease payments representing interest	(22,887)
Present value of operating lease payments	$104,185

(a)	Amount consists of $16.4 million of undiscounted cash flows offset by $0.9 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2025.

As of March 31, 2025 and December 31, 2024, the weighted-average remaining term of operating leases was 6.6 years and 6.8 years, respectively, and the weighted-average discount rate of operating leases was 6.24% and 6.09%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in present value of operating lease liabilities (b)	$4,099	$3,689
Right-of-use assets obtained in exchange for operating lease liabilities	7,192	—

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued sales returns	$4,563	$6,515
Accrued sales tax and use tax	1,821	2,994
Insurance financing	2,119	1,328
Asset retirement obligation	1,298	1,440
Other	871	473
Total other current liabilities	$10,672	$12,750

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Related party loan	$93,446	$70,679
Less: unamortized debt issuance costs	(20,709)	(15,285)
Total debt	72,737	55,394
Current portion of debt and unamortized issuance costs	—	—
Debt, net of current portion	$72,737	$55,394

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

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million warrants (the “2024 Warrants”) to the Lenders (see Note 11 – Warrant Liabilities) and incurred additional fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024 and are being amortized over the life of the loan.

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

The Amended and Restated Credit Agreement also provides for standard indemnification of the Lenders and contains representations, warranties and certain covenants of the Loan Parties. While any amounts are outstanding under the Amended and Restated Credit Agreement, the Loan Parties are subject to a number of affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Loan Parties are also restricted from paying dividends or making other distributions or payments on their capital stock, subject to limited exceptions. As of March 31, 2025, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2025 Amendment

On March 12, 2025, the Loan Parties, entered into the First Amendment to the Amended and Restated Credit Agreement (the “2025 Amendment” and the Amended and Restated Credit Agreement as so amended, the “Amended A&R Credit Agreement”) with CCP and Blackwell Partners LLC – Series A (“Blackwell”) (collectively the “2025 Lenders”), which amends the Amended and Restated Credit Agreement. The 2025 Amendment, among other things, provides for an increase in the initial principal amount of the Related Party Loan by $19.0 million (the “First Incremental Loan”) from an initial Related Party Loan principal amount of $61.0 million to an initial aggregate principal amount of $80.0 million, pursuant to Section 2.18 of the Amended and Restated Credit Agreement, and allows the Loan Parties to request one or more additional term loans from the 2025 Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended and Restated Credit Agreement). The First Incremental Loan will bear interest at the same rate as the Initial Loan (as defined in the Amended and Restated Credit Agreement), which may be paid in cash or in kind at the Company’s option.

The 2025 Amendment also provides that (i) the First Incremental Loan shall be senior in right of repayment to the Related Party Loan and (ii) in any voluntary or mandatory prepayment in part or in full of the First Incremental Loan for any reason, the Company will be required to pay an amount equal to the greater of (i) the Make-Whole Premium (as defined below) and (ii) 2.50% of the aggregate principal amount of the First Incremental Loan so prepaid, replaced or assigned. The “Make-Whole Premium” is determined as follows: on the date of prepayment, the excess of (A) (x) 100% of the principal amount of such First Incremental Loan, plus (y) the present value at such date of all remaining scheduled interest payments due on such First Incremental Loan from the prepayment date through the maturity date, assuming that all such interest accrues at the Make-Whole Premium Rate (as defined in the 2025 Amendment), computed using a discount rate equal to the Treasury Rate as of such prepayment date plus 50 basis points, over (B) the principal amount of such First Incremental Loan on such prepayment date.

The 2025 Amendment requires prepayment from certain amounts of proceeds received by the Company related to asset dispositions, equity issuances, incurrence of indebtedness, and extraordinary receipts. Additionally, upon an event of default, the 2025 Lenders may declare all or any portion of the term loan then outstanding to be accelerated and due and payable, immediately, including the prepayment premium. The Company determined that these features qualify as a derivative and must be bifurcated from the debt, but such value is de minimis. The Company will reassess whether the derivative has more than a de minimis value at each reporting period.

The 2025 Amendment also includes contingent interest upon an event of default at a rate of 2%. Certain non-credit related factors qualify as a derivative and must be bifurcated from the debt, but such value is de minimis.

In addition, the Company also paid (i) an amendment fee equal to 2% of the outstanding principal and accrued and unpaid interest under the Related Party Loan held by the 2025 Lenders, paid in kind and (ii) a 2% work fee of the initial aggregate principal amount of the First Incremental Loan paid to the 2025 Lenders, deducted from the proceeds at closing. Total fees and expenses of $2.1 million were recorded as a debt discount upon issuance of the Incremental Loan and are being amortized over the life of the loan.

In connection with the 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Warrants”) to purchase 6.2 million shares of the Company’s Class A common stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

The 2025 Amendment was evaluated and determined to be a modification of debt as the effective borrowing rate was not reduced, therefore the 2025 Lenders did not grant a concession, and the 2025 Amendment terms were not substantially different from the Amended and Restated Credit Agreement.

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan and First Incremental Loan for the three months ended March 31, 2025 and 2024 consisted of paid-in-kind interest of $2.8 million and $1.9 million, respectively and debt issuance cost amortization of $2.1 million and $1.5 million, respectively. The effective interest rate was 14.68% and 15.68% for the three months ended March 31, 2025 and 2024, respectively.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million 2024 Warrants to the Lenders and on March 12, 2025, in connection with the 2025 Amendment, the Company issued 6.2 million 2025 Warrants to the 2025 Lenders (collectively, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

The Company used a Monte Carlo Simulation model to determine the fair value of the liability associated with the Warrants. The model used key assumptions and inputs, such as exercise price, fair market value of common stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. The following are the assumptions used in calculating fair value of the Warrants:

	March 31,	December 31,
	2025	2024
Trading price of common stock on measurement date	$0.76	$0.78
Exercise price	$1.50	$1.50
Risk free interest rate	4.09 – 4.14%	4.45%
Warrant life in years	8.82 – 9.95	9.06
Expected volatility	88.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	25.0%	25.0%

The Warrants had a fair value of $21.4 million as of March 31, 2025. The Company recognized a de minimis gain in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 related to a net decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at issuance date and warrants outstanding at the end of 2024. The Company recorded a loss of $23.6 million for the three months ended March 31, 2024 related to the increase in fair value of the 2024 Warrants outstanding at the end of the period compared to the fair value of the warrants at issuance date.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Asset retirement obligations	$1,113	$1,098
Other	917	911
Total other long-term liabilities	$2,030	$2,009

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $31.7 million and $32.2 million in estimated future warranty costs as of March 31, 2025 and December 31, 2024, respectively.

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis compensation expense reduction in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and $0.4 million in compensation expense for three months ended March 31, 2024, related to this future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% is to be paid in August 2025. Related to this bonus payment, the Company recorded a de minimis compensation expense for the three months ended March 31, 2025 and $0.6 million compensation expense for the three months ended March 31, 2024 in its unaudited condensed consolidated statement of operations.

Performance Cash Long-Term Incentive Award

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s Long-Term Incentive Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in the unaudited consolidated statement of operations for the three months ended March 31, 2025 related to this future award payment.

Settlement of Insurance Claim

In January 2024, the Company received a $4.3 million payment for partial settlement of a previously filed business interruption claim which was recorded during the first quarter of 2024 as other income, net in the unaudited condensed consolidated statement of operations.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the 2024 Warrants, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with holders of the 2024 Warrants (the “2024 Holders”), providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the 2024 Warrants, the shares issuable upon the exercise of the 2024 Warrants and Class A common stock held by the 2024 Holders as of such date (the “Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement entitles the 2024 Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company security holders. The Company will be responsible for the payment of the 2024 Holders’ expenses in connection with any offering or sale of Registrable Securities by the 2024 Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The Registration Rights Agreement provided further that the Company was required to prepare and file with the SEC a registration statement to register the resale of the Registrable Securities. The registration statement filed by the Company on March 21, 2024 registering the Registrable Securities became effective on June 4, 2024.

In connection with the issuance of the 2025 Warrants, on March 12, 2025, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “2025 Registration Rights Agreement”) with CCP, Blackwell, and Coliseum Capital Co-Invest III, L.P., (the “2025 Holders”), providing for the registration under the Securities Act of the 2025 Warrants, the shares issuable upon the exercise of the 2025 Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (the “2025 Registrable Securities”), subject to customary terms and conditions. The 2025 Registration Rights Agreement entitles the 2025 Holders to demand registration of the 2025 Registrable Securities and also to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the 2025 Holders’ expenses in connection with any offering or sale of the 2025 Registrable Securities by the 2025 Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain 2025 Registrable Securities.

The 2025 Registration Rights Agreement provides that on or prior to May 30, 2025 if Form S-3 is not then available to the Company, the Company will be required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities.

NOL Rights Plan

On June 27, 2024, the Board approved the adoption of a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s common stock under Code Section 382. On October 15, 2024, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders ratified the NOL Rights Plan. See Note 15 – Stockholders’ Equity – NOL Rights Plan for further discussion of the NOL Rights Plan. On May 6, 2025, the Board approved the early terminated the NOL Rights Plan, effective May 7, 2025.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs have an appeal to the Utah Court of Appeals. After oral arguments, on April 3, 2025 Court of Appeals ordered that the case return to District Court for further fact finding. Purple Inc. has petitioned the Utah Supreme Court to hear the case and affirm dismissal in full. If a hearing is granted by the Utah Supreme Court, the parties would argue before the Utah Supreme Court in the second half of 2025. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On April 15, 2025, a consumer filed a class action lawsuit in the U.S. District Court, District of Minnesota, against Purple LLC alleging website accessibility violations under the ADA and state law. The lawsuit seeks declaratory relief, class certification, attorneys’ fees, costs, and other relief on behalf of the class. Purple LLC denies all allegations and intends to vigorously defend against these claims.

The Company and Purple LLC are from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount that the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

14. Related Party Transactions

The Company has engaged in various transactions with entities or individuals which are considered related parties.

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of CCM, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. Lenders under the Amended and Restated Credit Agreement and 2025 Lenders under the 2025 Amendment included CCP and Blackwell. See Note 10— Debt—2024 Credit Agreement for further discussion. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At March 31, 2025, 108.0 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At March 31, 2025, 0.2 million shares of Class B common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). At March 31, 2025, there were no shares of preferred stock outstanding

NOL Rights Plan

On June 27, 2024, the Board adopted, and the Company entered into the NOL Rights Plan, which is designed to preserve approximately $238 million of the Company’s Current NOLs under Section 382 of the of the Internal Revenue Code of 1986, as amended (“Code Section 382”). At the Special Meeting, the Company’s stockholders ratified the NOL Rights Plan. The Company’s ability to use the Current NOLs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under Code Section 382, which occurs if one or more stockholders or groups of stockholders that is deemed to own at least 5% of the Company’s common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. The NOL Rights Plan is intended to prevent an ownership change by acting as a deterrent to any Person (as such term is defined in the NOL Rights Plan) acquiring 4.9% or more of the outstanding common stock of the Company (or, in the case of a Grandfathered Person (as such term is defined in the NOL Rights Plan), an additional one-half of one percentage point of the outstanding common stock of the Company above their current ownership percentage). Any Person that acquires shares of the Company’s common Stock in violation of the limitations of the NOL Rights Plan is known as an “Acquiring Person.” For purposes of the NOL Rights Plan, “common stock” includes (i) the Class A common stock; (ii) the Class B common stock; and (iii) any interest that would be treated as “stock” of the Company pursuant to Treasury Regulation § 1.382-2T(f)(18). Notwithstanding the foregoing, the NOL Rights Plan allows for the exercise of currently outstanding conversion rights, exchange rights, warrants or options, or otherwise, without triggering the NOL Rights Plan. See Note 11 – Warrant Liabilities for further discussion of the Company’s outstanding warrants.

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

Unless the Board determines to effect an exchange (as discussed below), each Right will become exercisable on the “Distribution Time,” which is the earlier to occur of (i) the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person has become an Acquiring Person or (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in a Person becoming an Acquiring Person. After the Distribution Time, any Rights held by an Acquiring Person will be void and will not be exercisable. As a result, any Acquiring Person will be subject to significant dilution upon the occurrence of the Distribution Time. At any time after a Person becomes an Acquiring Person, but before such Acquiring Person holds more than 50% of the common stock, the Board, in its sole discretion, may instead extinguish the Rights by exchanging one share of Class A common stock for each Right, other than Rights held by the Acquiring Person.

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

The initial issuance of the Rights as a dividend had no tax, financial accounting or reporting impact. The fair value of the Rights is nominal, since the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and therefore are not being accounted for as a long-term obligation. Accordingly, unless the Rights become exercisable upon the occurrence of the Distribution Time as discussed above, the NOL Rights Plan and the Rights issued thereunder have no impact on the Company’s unaudited consolidated financial statements.

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

Warrants

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million Warrants to the Lenders and on March 12, 2025 in connection with the 2025 Amendment, the Company issued 6.2 million 2025 Warrants to the 2025 Lenders. Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share, subject to adjustment. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At March 31, 2025 and December 31, 2024, the combined NCI percentage in Purple LLC was 0.15% and 0.15%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

The Company reported de minimis income tax expense on a pretax loss of $19.1 million for the three months ended March 31, 2025 as compared to various state taxes of $0.1 million on a pretax loss of $50.2 million for the three months ended March 31, 2024. This resulted in an effective tax rate of (0.21%) for the three months ended March 31, 2025 as compared to (0.12%) for the three months ended March 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at March 31, 2025.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2025, the Company had unrecognized tax benefits of $1.1 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(19,137)	$(50,217)
Less – net loss attributed to noncontrolling interest	—	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(19,137)	$(50,217)
Denominator:
Weighted average shares—basic	107,596	106,022
Add – dilutive effect of Class B shares	—	—
Weighted average shares—diluted	107,596	106,022
Net loss per common share:
Basic	$(0.18)	$(0.47)
Diluted	$(0.18)	$(0.47)

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

	Three Months Ended March 31,
	2025	2024
Warrants	26,230	20,000
Restricted stock units	3,397	3,693
Stock Options	529	863
Class B Shares	165	205

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of March 31, 2025, an aggregate of 1.6 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2025:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2025	529	$7.17	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of March 31, 2025	529	$7.17	1.9	$—

Outstanding and exercisable stock options as of March 31, 2025 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	2.0	333	2.0	$—
13.12	29	0.1	29	0.1	—

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2025:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of January 1, 2025	167	$0.22
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested options as of March 31, 2025	167	$0.22

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. Stock option expense was de minimis for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, outstanding stock options had a de minimis amount of unrecognized stock compensation cost with a remaining recognition period of 0.1 years. There were no stock options that vested during the three months ended March 31, 2025.

Employee Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 1.2 million restricted stock units under the 2017 Plan to certain members of the Company’s management team. The restricted stock awards had a weighted average grant date fair value of $0.66 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2025:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2025	3,808	$1.91
Granted	1,150	0.66
Vested	(897)	2.16
Forfeited	(664)	2.26
Nonvested restricted stock units as of March 31, 2025	3,397	$1.35

The Company recorded restricted stock unit expense of $0.4 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively.

For restricted stock units outstanding as of March 31, 2025, there were $2.8 million of total unrecognized stock compensation costs with a remaining recognition period of 1.8 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$103	$87
Marketing and sales	(176)	96
General and administrative	363	241
Research and development	78	68
Total non-cash stock-based compensation	$368	$492

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $1.1 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

20. Segment Information and Concentrations

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

The accounting policies for the Company’s one segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income or loss as reported in the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company does not have intra-entity sales or transfers.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues, net	$104,171	120,033
Reductions (additions):
Cost of revenues	62,207	78,313
Cost of revenues – restructuring related charges	918	—
Advertising expense	14,602	14,499
Marketing sales expense	7,187	8,399
Wholesale marketing and sales expense	4,323	6,164
Showrooms marketing and sales expense	10,514	12,400
General and administrative expense	14,487	19,728
Research and development expense	2,452	3,666
Restructuring, impairment and other related charges	1,960	—
Other segment items, net (d)	4,646	27,073
Income tax expense	41	59
Net loss attributable to noncontrolling interest	(29)	(51)
Net reductions	123,308	170,250
Segment net loss	$(19,137)	$(50,217)

(d)	Other segment items, net include interest expense, other (income) expense, net, loss on extinguishment of debt, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three months ended March 31, 2025 and 2024 sales of other products accounted for less than 3.0% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In the three months ended March 31, 2025 and 2024 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 36.0% and 21.1% of accounts receivable at March 31, 2025 and 2024, respectively, and approximately 11.9% and 13.6% of net revenue during the three months ended March 31, 2025 and 2024, respectively.

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

21. Subsequent Events

Second 2025 Amendment

On May 2, 2025, the Loan Parties entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second 2025 Amendment”) with the 2025 Lenders, which amends the Amended A&R Credit Agreement. The Second 2025 Amendment, among other things, provides for a commitment increase pursuant to Section 2.18 of the Amended A&R Credit Agreement in the initial principal amount of the senior secured term loan facility by $20.0 million (the “Second Incremental Loan”) from an aggregate principal amount of up to $80.0 million (the “Existing Loan”) to an initial aggregate principal amount of up to $100.0 million (the “Loan”) and allows the Loan Parties to request one or more additional term loans from the Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended A&R Credit Agreement). The Second Incremental Loan will bear interest at the same rate as the Existing Loan, which may be paid in cash or in kind at the Company’s option.

The Second 2025 Amendment also provides that (i) the Second Incremental Loan shall be senior in right of repayment to the initial $61.0 million loan under the Amended and Restated Credit Agreement and pari passu with the First Incremental Loan and (ii) in any voluntary or mandatory prepayment in part or in full of the Second Incremental Loan for any reason, the Company will be required to pay an amount equal to the greater of (a) the Make-Whole Premium (as defined below) and (b) 2.5% of the aggregate principal amount of the Second Incremental Loan so prepaid, replaced or assigned. The “Make-Whole Premium” is determined as follows: on the date of prepayment, the excess of (A) (x) 100% of the principal amount of such Second Incremental Loan, plus (y) the present value at such date of all remaining scheduled interest payments due on such Second Incremental Loan from the prepayment date through the maturity date, assuming that all such interest accrues at the Make-Whole Premium Rate (as defined in the Second 2025 Amendment), computed using a discount rate equal to the Treasury Rate as of such prepayment date plus 50 basis points, over (B) the principal amount of such Second Incremental Loan on such prepayment date.

In addition, the Company also paid (i) an amendment fee equal to 0.25% of the outstanding principal and accrued and unpaid interest under the Existing Loan held by the Lenders, paid in kind to the 2025 Lenders, (ii) a work fee equal to 0.1% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, (iii) a waiver fee, to induce the Required Lenders to waive certain preemptive and right of first refusal rights, equal to 0.15% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, and (iv) a commitment fee equal to $150,000, paid in cash to the Required Lenders.

In connection with the Second 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of the Company’s Class A common stock at a price of $1.50 per share, subject to certain adjustments. These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that the Company sells to Mattress Firm.

In connection with the SGI Agreements, the Company issued to SGI warrants to purchase 8.0 million shares of the Company’s Class A Stock at a strike price of $1.50 per share (the “SGI Warrants”). The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

Early Termination of the NOL Rights Plan and NOL Protective Charter Amendment

On May 6, 2025, the Board accelerated the expiration date of the NOL Rights Plan and the NOL Protective Charter Amendment to May 7, 2025. In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”), that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 14, 2025. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At March 31, 2025, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

Our first quarter 2025 revenue was down from last year as softness in our e-commerce and wholesale channels continue. Revenue from our showrooms channel increased for the second consecutive quarter of year-over-year growth. Gross margins continue to improve as we realize the benefits from ongoing sourcing initiatives, production efficiencies and the full integration of our consolidated manufacturing operations. Operating expenses continue to decline as we have implemented numerous cost reduction efforts and closely manage our costs with disciplined cost controls.

Earlier this year, we announced the re-launching of our Rejuvenate line in the second quarter 2025 through our DTC channels, followed by a full wholesale channel roll-out expected to be complete by the third quarter 2025. The new Rejuvenate 2.0 will have a newly innovated grid technology that when stacked with our original GelFlex grid, creates a unique combination that we believe will continue to differentiate us in the market while driving superior comfort and support for an even more premium sleep experience.

On May 2, 2025, we entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”), which provides that SGI, through its Mattress Firm stores, will expand its inventory of our products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. We expect that this increased retail presence in Mattress Firm stores will generate approximately $70 million in incremental net revenue beginning in 2026. Also on May 2, 2025, we entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that the Company sells to Mattress Firm.

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve efficiencies in our operations that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan includes the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities is projected to be completed in the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at our Utah headquarters was completed in August 2024. During the three months ended March 31, 2025, we recognized $2.9 million in costs relating to the Restructuring Plan, which included $1.9 million of moving and transition related costs, $0.6 million related to disposal of long-lived assets or equipment in progress that will not be put in service, $0.2 million in employee related costs, and $0.2 million in accelerated depreciation. We expect to record additional restructuring and other related charges in the amount of $3.0 million in the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

In addition, we continue to implement additional cost savings measures in 2025 beyond those implemented pursuant to our 2024 Restructuring Plan.

Debt Financings

On March 12, 2025, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”), entered into an Amendment to the Amended and Restated Credit Agreement (the “2025 Amendment”) with Coliseum Capital Partners (“CCP”) and Blackwell Partners LLC – Series A (“Blackwell”) (collectively the “2025 Lenders”), which amends the Amended and Restated Credit Agreement. The Amendment, among other things, provides for an increase in the initial principal amount of the Related Party Loan by $19.0 million (the “First Incremental Loan”) from an initial Related Party Loan principal amount of $61.0 million to an initial aggregate principal amount of $80.0 million, and allows the Loan Parties to request one or more additional term loans from CCP, Blackwell and other lenders (collectively, the “Lenders”) in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended and Restated Credit Agreement). The First Incremental Loan will bear interest at the same rate as the Initial Loan, which may be paid in cash or in kind at our option.

The 2025 Amendment also provides that (i) the First Incremental Loan shall be senior in right of repayment to the Related Party Loan and (ii) in any voluntary or mandatory prepayment in part or in full of the First Incremental Loan for any reason, the Company will be required to pay an amount equal to the greater of (i) the Make-Whole Premium (as defined below) and (ii) 2.50% of the aggregate principal amount of the First Incremental Loan so prepaid, replaced or assigned. The “Make-Whole Premium” is determined as follows: on the date of prepayment, the excess of (A) (x) 100% of the principal amount of such First Incremental Loan, plus (y) the present value at such date of all remaining scheduled interest payments due on such First Incremental Loan from the prepayment date through the maturity date, assuming that all such interest accrues at the Make-Whole Premium Rate (as defined in the 2025 Amendment), computed using a discount rate equal to the Treasury Rate as of such prepayment date plus 50 basis points, over (B) the principal amount of such First Incremental Loan on such prepayment date.

In addition, we also paid (i) an amendment fee equal to 2% of the outstanding principal and accrued and unpaid interest under the Related Party Loan held by the 2025 Lenders, paid in kind and (ii) a 2% work fee of the initial aggregate principal amount of the First Incremental Loan paid to the 2025 Lenders, deducted from the proceeds at closing. Total fees and expenses of $2.1 million were recorded as debt issuance costs in March 2025.

In connection with the 2025 Amendment, we issued to the 2025 Lenders, warrants (the “2025 Warrants”) to purchase 6.2 million shares of our Class A common stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

On May 2, 2025, the Loan Parties entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second 2025 Amendment”) with the 2025 Lenders (as defined in the Second 2025 Amendment), which amends the Amended A&R Credit Agreement. The Second 2025 Amendment, among other things, provides for a commitment increase pursuant to Section 2.18 of the Amended A&R Credit Agreement in the initial principal amount of the senior secured term loan facility by $20.0 million (the “Second Incremental Loan”) from an aggregate principal amount of up to $80.0 million (the “Existing Loan”) to an initial aggregate principal amount of up to $100.0 million (the “Loan”) and allows the Loan Parties to request one or more additional term loans from the Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended A&R Credit Agreement). The Second Incremental Loan will bear interest at the same rate as the Existing Loan, which may be paid in cash or in kind at our option.

The Second 2025 Amendment also provides that (i) the Second Incremental Loan shall be senior in right of repayment to the initial $61.0 million loan under the Amended and Restated Credit Agreement and pari passu with the First Incremental Loan and (ii) in any voluntary or mandatory prepayment in part or in full of the Second Incremental Loan for any reason, the Company will be required to pay an amount equal to the greater of (a) the Make-Whole Premium (as defined below) and (b) 2.5% of the aggregate principal amount of the Second Incremental Loan so prepaid, replaced or assigned. The “Make-Whole Premium” is determined as follows: on the date of prepayment, the excess of (A) (x) 100% of the principal amount of such Second Incremental Loan, plus (y) the present value at such date of all remaining scheduled interest payments due on such Second Incremental Loan from the prepayment date through the maturity date, assuming that all such interest accrues at the Make-Whole Premium Rate (as defined in the Second 2025 Amendment), computed using a discount rate equal to the Treasury Rate as of such prepayment date plus 50 basis points, over (B) the principal amount of such Second Incremental Loan on such prepayment date.

In addition, we also paid (i) an amendment fee equal to 0.25% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in kind to the 2025 Lenders, (ii) a work fee equal to 0.1% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, (iii) a waiver fee, to induce the Required Lenders to waive certain preemptive and right of first refusal rights, equal to 0.15% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, and (iv) a commitment fee equal to $150,000, paid in cash to the Required Lenders.

In connection with the Second 2025 Amendment, we issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of our Class A common stock at a price of $1.50 per share, subject to certain adjustments. These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

Warrants

In connection with the 2025 Amendment, we issued to the 2025 Lenders the 2025 Warrants to purchase 6.2 million shares of our Class A common stock. Each 2025 Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment with a floor of $0.6979 and expire on March 12, 2025. The 2025 Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for the 2025 Warrants was recorded at a fair value of $5.4 million on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. During the three months ended March 31, 2025, we incurred a loss of $0.2 million due to the increase in the fair value of the 2025 Warrants outstanding at March 31, 2025.

In connection with the Second 2025 Amendment, we issued to the 2025 Lenders the 2025 Additional Warrants to purchase 6.6 million shares of our Class A common stock. Each 2025 Additional Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment with a floor of $0.6979 and expire on March 12, 2035.

In connection with the SGI Agreement, we issued to SGI, warrants to purchase 8.0 million shares of our Class A common stock at a strike price of $1.50 per share (the “SGI Warrants”). The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

A holder of the warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

Registration Rights Agreements

In connection with the issuance of the 2025 Warrants, on March 12, 2025, we entered into a Second Amended and Restated Registration Rights Agreement (the “2025 Registration Rights Agreement”) with CCP, Blackwell, and Coliseum Capital Co-Invest III, L.P., (the “2025 Holders”), providing for the registration under the Securities Act of the 2025 Warrants, the shares issuable upon the exercise of the 2025 Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (the “2025 Registrable Securities”), subject to customary terms and conditions.

In connection with the issuance of the 2025 Additional Warrants, on May 2, 2025, we entered into a Third Amended and Restated Registration Rights Agreement (the “2025 Amended Registration Rights Agreement”) with the 2025 Holders, providing for the registration under the Securities Act of the 2025 Additional Warrants, the shares issuable upon the exercise of the 2025 Additional Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (the “2025 Additional Registrable Securities”), subject to customary terms and conditions.

In connection with the issuance of the SGI Warrants, on May 2, 2025, we entered into a Registration Rights Agreement (the “SGI Registration Rights Agreement” and collectively with the 2025 Registration Rights Agreement and 2025 Amended Registration Rights Agreement, the “Registration Rights Agreements”) with SGI, providing for the registration under the Securities Act of the SGI Warrants, the shares issuable upon the exercise of the SGI Warrants, and the Class A common stock held by SGI as of such date (the “SGI Registrable Securities” and collectively with the 2025 Registrable Securities and 2025 Additional Registrable Securities, the “Registrable Securities”), subject to customary terms and conditions.

The Registration Rights Agreements entitle the investors party thereto to demand registration of the Registrable Securities and also to piggyback on the registration of Company securities by us and other Company securityholders. We will be responsible for the payment of the investors’ expenses in connection with any offering or sale of Registrable Securities, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

The Registration Rights Agreements provide that on or prior to May 30, 2025, or July 16, 2025, if Form S-3 is not then available, we will be required to prepare and file with the SEC pursuant to Rule 415 of the Securities Act a registration statement to register the resale of the Registrable Securities.

NOL Rights Plan

On June 27, 2024, our Board of Directors (“Board”) adopted, and we entered into, a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. Our Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use our June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our common stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, our Board authorized and declared a dividend of one right for each outstanding share of common stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. The NOL Rights Plan was ratified at a special meeting of our stockholders on October 15, 2024 (the “Special Meeting”). On May 6, 2025, the Board accelerated the termination of the NOL Rights Plan and the NOL Protective Charter Amendment, to May 7, 2025.

NOL Protective Charter Amendment

In connection with the NOL Rights Plan, our Board adopted a NOL Protective Charter Amendment that adds an additional layer of protection to our Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in a stockholder acquiring beyond a 4.9% ownership percentage threshold (or, if a stockholder has current beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage). The NOL Protective Charter Amendment was approved by our stockholders at the Special Meeting. On May 6, 2025, the Board accelerated the termination of the NOL Rights Plan and the NOL Protective Charter Amendment to May 7, 2025.

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

Impact of United States Tariff Policy

We continue to closely monitor the potential impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Based on current tariff rates, we estimate the potential annual cost impact to be approximately $10 million. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis, which we believe will mitigate at least a portion of expected costs increases. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions.

Executive Summary – Results of Operations

Net revenues decreased $15.9 million, or 13.2%, to $104.2 million for the three months ended March 31, 2025 compared to $120.0 million for the three months ended March 31, 2024. The drop in revenue was primarily driven by industry-wide demand softness for home-related products. From a sales channel perspective, e-commerce net revenues decreased $4.1 million, or 8.2%, and wholesale net revenues decreased $13.0 million, or 24.2%, respectively. This decrease was partially offset by our showrooms channel net revenue increase of $1.2 million or 7.4%. The increase in our showrooms channel represents an 11.0% year-over-year increase for all stores that have been open for 13 or more months. This is the second consecutive quarter of year-over-year growth in the showrooms channel, driven by increased order values through effective upselling and product bundling.

Gross profit decreased $0.7 million, or 1.6%, to $41.0 million for the three months ended March 31, 2025 compared to $41.7 million for the three months ended March 31, 2024. Our gross profit percentage increased to 39.4% of net revenues in the first quarter of 2025 from 34.8% in the first quarter of 2024, from improved production effectiveness due primarily to supply chain initiatives and manufacturing efficiencies as well as a shift in revenue to our DTC channels, which carry a higher average selling price than sales from our wholesale channels. During the three months ended March 31, 2025, we incurred $0.9 million in costs associated with the Restructuring Plan. We expect to record additional cost of revenue restructuring related charges in the amount of $1.4 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring related charges not reflected.

Operating expenses decreased $9.3 million, or 14.4% to $55.5 million for the three months ended March 31, 2025 compared to $64.9 million for the three months ended March 31, 2024. This decrease was driven by $4.8 million decrease in employee related expenses, $3.8 million decrease in legal and consulting fees and $0.8 million decrease in all other operating expenses. These decreases are the result of our restructuring efforts, the in-sourcing of certain functions in marketing and finance and other cost reduction efforts.

Other expense, net decreased $22.4 million, or 82.8% to $4.6 million for the three months ended March 31, 2025 compared to $27.1 million for the three months ended March 31, 2024. The other expense, net in the first quarter of 2025 consists of interest expense of $4.8 million, partially offset by $0.1 in other income and gain on change in fair value of warrants. The other expense, net in the first quarter of 2024 consists of $23.6 million loss on change in fair value of warrants, $4.5 million in interest expense, $3.4 million loss on extinguishment of debt, partially offset by $4.4 million in other income. Net loss attributable to Purple Inc. was $19.1 million for the three months ended March 31, 2025 compared to a net loss of $50.2 million for the three months ended March 31, 2024. The $31.1 million decrease in net loss was primarily due to increased gross margin and reduced operating expenses as we are realizing the benefits from our Restructuring Plan, supply chain initiatives, operational efficiency improvements and other cost reduction efforts throughout the Company and the decrease in loss from change in fair value of the warrants.

Outlook for Growth

We believe, given the Restructuring Plan and our new grid innovation, that we are well positioned to grow our business in this challenging market. We are focused on the following three key initiatives to drive sustainable and profitable market share:

●	Pioneer new technologies to maintain our competitive advantage. Our strategy focuses on offering a differentiated product that provides unique benefits and higher customer satisfaction, all fueled by our proprietary flexible gel technology. Advancements and innovation in our grid technology has led to a new grid technology marking a significant advancement in our product lineup. Our new DreamLayer grid, stacked with our original grid, creates a unique combination that continues to differentiate us in the market while driving superior comfort and support for an even more premium sleep experience. This upgrade will result in a refresh of our current Rejuvenate line. The new Rejuvenate 2.0 collection launches in the second quarter 2025 through our direct-to-consumer channels, followed by a full wholesale roll-out expected to be complete by the third quarter 2025. In addition, we are significantly expanding our distribution of pillows by launching our renowned DreamLayer and Freeform pillows into our wholesale channel.

●	Promote our product differentiation to drive sales. We started as a brand built on differentiation. In recent years, the category has relied extensively on discount messaging to attract customers, with less focus on product benefits. Our goal is to refocus our messaging to lead with our product differentiation. We intend to effectively articulate the unique qualities of sleeping on our gel grid layer to be more effective and reach more consumers. In our selling channels, we expect refocusing our messaging on promoting our differentiation will drive more and better quality traffic while improving conversion both online and in stores, and increase our share of retailer sales in our wholesale channel.

●	Prioritize gross margin improvements. We expect continued gross margin gains to come from driving cost savings through plant consolidation efficiency gains, supplier diversification efforts, and improved scrap and yield results from continuous improvements efforts. We are also ramping up in-house pillow production, changing vendors for key mattress components like coils and mattress covers and improving our delivery program to drive cost improvements and better deliveries. These savings will enable us to reinvest in innovation and marketing to drive growth.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 14, 2025 and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended March 31, 2025 and 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$104,171	100.0%	$120,033	100.0%
Cost of revenues:
Cost of revenues	62,207	59.7	78,313	65.2
Cost of revenues - restructuring related charges	918	0.9	—	—
Total cost of revenues	63,125	60.6	78,313	65.2
Gross profit	41,046	39.4	41,720	34.8
Operating expenses:
Marketing and sales	36,626	35.2	41,462	34.5
General and administrative	14,487	13.9	19,728	16.4
Research and development	2,452	2.4	3,666	3.1
Restructuring, impairment and other related charges	1,960	1.9	—	—
Total operating expenses	55,525	53.3	64,856	54.0
Operating loss	(14,479)	(13.9)	(23,136)	(19.3)
Other income (expense):
Interest expense	(4,764)	(4.6)	(4,474)	(3.7)
Other income, net	69	0.1	4,394	3.7
Loss on extinguishment of debt	—	—	(3,394)	(2.8)
Change in fair value – warrant liabilities	49	—	(23,599)	(19.7)
Total other income (expense), net	(4,646)	(4.5)	(27,073)	(22.6)
Net loss before income taxes	(19,125)	(18.4)	(50,209)	(41.8)
Income tax expense	(41)	—	(59)	—
Net loss	(19,166)	(18.4)	(50,268)	(41.9)
Net loss attributable to noncontrolling interest	(29)	—	(51)	—
Net loss attributable to Purple Innovation, Inc.	$(19,137)	(18.3)	$(50,217)	(41.8)

Revenues, Net

Net revenues decreased $15.9 million, or 13.2%, to $104.2 million for the three months ended March 31, 2025 compared to $120.0 million for the three months ended March 31, 2024. This decrease was primarily driven by the continuing industry-wide demand softness for home-related products. From a sales channel perspective, e-commerce net revenues decreased $4.1 million, or 8.2%, showrooms net revenues increased $1.2 million, or 7.4%, and wholesale net revenues decreased $13.0 million, or 24.2%.

Total Cost of Revenues

Total cost of revenues decreased $15.2 million, or 19.4%, to $63.1 million for the three months ended March 31, 2025, compared to $78.3 million for the three months ended March 31, 2024. This decrease was due primarily to reduced sales volumes coupled with lower production costs that were largely attributable to supply chain initiatives and operational efficiency improvements implemented over the last 12 months. Our gross profit percentage, increased to 39.4% of net revenues in the first quarter of 2025 from 34.8% in the first quarter of 2024, due to improved production effectiveness due primarily to supply chain initiatives and manufacturing efficiencies as well as a shift in revenue to our DTC channels, which carry a higher average selling price than sales from our wholesale channels. During the three months ended March 31, 2025, we incurred $0.9 million in costs associated with the Restructuring Plan. We expect to record additional cost of revenue restructuring related charges in the amount of $1.4 million through the second quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring related charges not reflected.

Marketing and Sales

Marketing and sales expense decreased $4.8 million, or 11.7%, to $36.6 million for the three months ended March 31, 2025 compared to $41.5 million for the three months ended March 31, 2024. This decrease primarily consisted of a $2.2 million decrease in employee related costs due to headcount reductions, $1.3 million decrease in wholesale marketing and sales expenses, a $0.9 million decrease in showrooms marketing and sales expenses and $0.4 million decrease in all other marketing and sales expenses. Advertising expense remained consistent between the two period at $14.6 million and $14.5 million for the three months ended March 31, 2025 and 2024, respectively.

General and Administrative

General and administrative expense decreased $5.2 million, or 26.6%, to $14.5 million for the three months ended March 31, 2025 compared to $19.7 million for the three months ended March 31, 2024. This decrease was due to a $2.3 million decrease in employee related costs due to headcount reductions, $1.7 million decrease in consulting fees, $0.8 million reduction in legal fees and $0.4 million decrease in all other general and administrative expenses.

Research and Development

Research and development expense decreased $1.2 million, or 33.1%, to $2.5 million for the three months ended March 31, 2025 compared to $3.7 million for the three months ended March 31, 2024. This decrease is the result of a $0.3 million decrease in employee related costs due to headcount reductions and a $0.9 million decrease in other product development expenses as we focused on specific product development projects.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $2.0 million of restructuring and impairment charges recorded during the first quarter of 2025 included $1.2 million of moving and transition related costs, $0.6 million related to disposal of long-lived assets or equipment in progress that will not be put in service, and $0.2 million in employee related costs. We expect to record additional restructuring and other related charges in the amount of $1.6 million in the second quarter of 2025 related to continued moving and transition costs.

These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Operating Loss

Operating loss decreased $8.7 million, or 37.4%, to $14.5 million, for the three months ended March 31, 2025 compared to $23.1 million for the three months ended March 31, 2024. This decrease in our operating loss is the result of the benefits realized through our Restructuring Plan, supply chain initiatives, operational efficiency improvements and other cost reduction efforts throughout the Company.

Interest Expense

Interest expense totaled $4.8 million for the three months ended March 31, 2025 compared to $4.5 million for the three months ended March 31, 2024. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months.

Other Income, Net

Other income decreased to $0.1 million for the three months ended March 31, 2025 compared to $4.4 million for the three months ended March 31, 2024. This decrease was mainly due to $4.2 million of proceeds received in January 2024 for a partial settlement amount pursuant to a previously filed business interruption insurance claim.

Loss on Extinguishment of Debt

In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off our 2023 credit agreements. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs relating to the 2023 credit agreements were recorded as loss on extinguishment of debt in the first quarter of 2024.

Change in Fair Value – Warrant Liabilities

In March 2025 and January 2024, in connection with the loans, we issued 6.2 million and 20.0 million warrants, respectively, to the various lenders. These Warrants contained certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For the three months ended March 31, 2025, we recognized a negligible gain related to the net decrease in fair value of the warrant liability comprised of a decrease in fair value of $0.3 million for the warrants issued in 2024 partially offset by an increase in fair value of $0.2 million from the March 2025 issuance date for the warrants issued in March 2025. For the three months ended March 31, 2024, we recognized a $23.6 million loss related to the increase in the fair value of the warrants from the January 2024 issuance date.

Income Tax (Expense) Benefit

We had a de minimis income tax expense for the three months ended March 31, 2025 compared to $0.1 million income tax expense for the three months ended March 31, 2024. The income tax expense amounts in both the first quarter of 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs and operating lease payment obligations. In accordance with the terms of our various agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $21.6 million and $29.8 million, respectively, as of March 31, 2025 compared to $29.0 million and $25.4 million, respectively, as of December 31, 2024. Cash used for capital expenditures totaled $2.1 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. Our capital expenditures in the first quarter of 2025 have primarily consisted of additional investments made in our manufacturing operations and showrooms facilities. Additional details about our loan agreements are described above under “Recent Developments in our Business – Debt Financing.”

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with our preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. We had cash and cash equivalents of approximately $21.6 million and an accumulated deficit of $593.0 million at March 31, 2025, a net loss of $19.1 million and net cash used in operating and investing activities of $25.2 million for the three months ended March 31, 2025. We entered into the 2025 Amendment and the Second 2025 Amendment, pursuant to which we received an aggregate of $39.0 million in additional term loan proceeds from the 2025 Lenders.

We have also taken a number of other actions to increase cash flow. In August 2024, we implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. We have realized and plan to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. We have taken additional cost-saving initiatives in the first quarter of 2025 to maintain liquidity to support our operations and strategies. Additionally, we entered into an agreement with Mattress Firm, a business unit of SGI to expand its inventory of our products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots.

Accordingly, we concluded that we will have sufficient liquidity to fund our operations for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 - Leases of the unaudited condensed consolidated financial statements for additional information on leases.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following summarizes our cash flows for the three months ended March 31, 2025 and 2024 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(23,070)	$(16,814)
Net cash used in investing activities	(2,144)	(3,100)
Net cash provided by financing activities	17,830	27,534
Net increase (decrease) in cash	(7,384)	7,620
Cash, beginning of the period	29,011	26,857
Cash, end of the period	$21,627	$34,477

Cash used in operating activities was $23.1 million and $16.8 million for the three months ended March 31, 2025 and 2024, respectively. Significant components of the year-over-year change in cash used in operating activities included a $11.0 million increase in cash used in the changes in operating assets, and liabilities partially offset by a $31.1 million decrease in net loss and a $26.4 million decrease of net noncash adjustments.

Cash used in investing activities reflected net capital expenditures of $2.1 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures in the first three months of 2025 primarily consisted of additional investments made in our manufacturing operations.

Cash provided by financing activities was $17.8 million during the three months ended March 31, 2025 compared to $27.5 million during the three months ended March 31, 2024. Financing activities during the first three months of 2025 included $19.0 million of proceeds from the additional financing offset in part by $1.2 million in payments for debt issuance costs. Financing activities during the first three months of 2024 included $61.0 million of proceeds received from the Related Party Loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the term loans from the 2023 credit agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 credit agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

Critical Accounting Estimates

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K filed with the SEC on March 14, 2025. There have been no significant changes in our critical accounting policies since the end of fiscal 2024.

Available Information

Our website address is www.purple.com. We make available free of charge on the Investor Relations portion of our website, investors.purple.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of March 31, 2025, we had $93.4 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $0.9 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 13 — Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on March 14, 2025. The disclosure of risks identified below does not imply that the risk has not already materialized.

Changes in U.S. trade policy including the impact of tariffs are having and may continue to have a material adverse effect on our business and results of operations.

Our business and results of operations are being and may continue to be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions which may be imposed by the U.S. or other governments with little or no advance notice. For example, the U.S. government recently imposed tariffs on product imports from almost all countries. Some tariff announcements have been followed by the granting of limited exemptions and temporary pauses causing substantial uncertainty and volatility in financial markets. Current U.S. trade policy has and may continue to result in retaliatory measures on U.S. goods. If we are unable to navigate further these unpredictable changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Some of our products require materials that may be subject to these recent tariffs, especially our products requiring textiles. Any imposition of or increase in tariffs on imports of these products or components, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unsuccessful in finding alternative suppliers that are subject to smaller or no tariffs, negotiating sharing these costs with our suppliers, or failing to pass cost increases on to our customers, such cost increases could adversely affect our business and results of operations. Higher costs could also inhibit our ability to develop new products and innovations.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy, and ultimately may reduce demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to financing sources, which could in turn reduce our cash flow and limit our ability to pursue growth opportunities.

Our indebtedness, related covenants, and certain prepayment obligations, including make-whole payments, could limit operational and financial flexibility and adversely affect our business if we breach such covenants or default on such indebtedness.

On January 23, 2024, to refinance existing obligations, we entered into the Amended and Restated Credit Agreement. Upon entry into the Amended and Restated Credit Agreement, we received a term loan in the amount of $61.0 million. The Amended and Restated Credit Agreement imposes various affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, paying dividends or making distributions and transactions with affiliates, among other customary covenants.

These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and complicate our ability to execute our business strategy or compete with less restricted companies.  If we fail to comply with the covenants under the Amended and Restated Credit Agreement, we may need to seek future amendments or waivers and/or alternative liquidity sources, such as subordinated debt, which may not be favorable or available. Before taking any action requiring a waiver under the Amended and Restated Credit Agreement, we must first obtain approval from the Lenders, which may cause us to incur additional costs and may not be granted. Non-compliance could lead to defaults, which could materially adversely affect our financial condition and results of operations, including possible acceleration of our debt, as well as other cross-defaulting debt obligations. Additionally, defaults could significantly impair our ability to secure alternative financing and limit our business strategies. Our compliance with these covenants will depend on successfully implementing our business strategies, as breaches could lead to defaults and acceleration of our debt, potentially forcing us into bankruptcy or liquidation.

In addition, on March 12, 2025, we entered into the 2025 Amendment, pursuant to which the 2025 Lenders agreed to provide us with an incremental term loan of $19.0 million pursuant to Section 2.18 of the Amended and Restated Credit Agreement. On May 2, 2025, we entered into the 2025 Second Amendment, pursuant to which the 2025 Lenders agreed to provide us with an incremental term loan of $20.0 million pursuant to Section 2.18 of the Amended A&R Credit Agreement. The 2025 Amendment also amended the Amended A&R Credit Agreement to (i) provide for an additional term loan from the 2025 Term Loan Lenders (as defined in the 2025 Amendment) in an aggregate amount not to exceed $20.0 million, subject to the approval of the Required Lenders in their discretion, (ii) provide for the payment of substantial make-whole payments in the event we prepay the loans prior to their maturity, and (iii) provide that the incremental term loan will be senior in right of repayment to the initial term loan.

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

We have experienced recurring operating losses and negative cash flows and may continue to generate operating losses and consume significant cash resources in the future. For the years ended December 31, 2024, and 2023, we had negative cash flow from operating activities of $18.0 million and $54.7 million, respectively. As of December 31, 2024, we had unrestricted cash and cash equivalents of $29.0 million and borrowings of $70.7 million under our Amended and Restated Credit Agreement, which will become due on December 31, 2026.

On March 12, 2025, we borrowed an additional $19.0 million under the Amended and Restated Credit Agreement pursuant to the 2025 Amendment, which will also become due on December 31, 2026. On May 2, 2025, we borrowed an additional $20 million under the Amended and Restated Credit Agreement, pursuant to the 2025 Second Amendment. The 2025 Amendment also added certain make-whole payments with respect to our borrowings under the Amended and Restated Credit Agreement, which would require substantial payments in connection with certain pre-payments or refinancing of our outstanding borrowings.

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

Under the Amended and Restated Credit Agreement, we can request additional loans, but the Lenders may deny requests, limiting our access to future funds and adversely affecting our liquidity, financial condition and results of operations. As a condition to providing future funds, the Lenders may require other revisions to the Amended and Restated Credit Agreement, such as increasing prepayment or make-whole payments or including additional restrictive covenants, which could adversely affect our business and financial condition.

Future equity or debt financings may involve issuing securities likely to be dilutive to our existing stockholders, such as warrants, as we did on January 23, 2024 when we issued to the Lenders, as partial consideration for their entering into the Amended and Restated Credit Agreement, warrants (the “2024 Warrants”) to purchase 20.0 million shares of our Common Stock (approximately 19% of our currently outstanding Common Stock) at a price of $1.50 per share, subject to certain adjustments. In addition, on March 12, 2025, we issued to the 2025 Lenders, as partial consideration for their entering into the 2025 Amendment, warrants to purchase 6.2 million shares of our Common Stock, on May 2, 2025 we issued to the 2025 Lenders, as partial consideration for their entering into the Second 2025 Amendment, warrants to purchase 6.6 million shares of our Common Stock and on May 2, 2025 we issued to SGI as partial consideration for their entering into the SGI Agreement, warrants to purchase 8.0 million shares of our Common Stock at a price of $1.50 per share, subject to certain adjustments. The exercise of such warrants and/or any additional similar securities in the future would dilute the value and amount of our Common Stock. Similarly, any new securities we may issue may carry preferences, superior voting rights, or additional terms that could adversely affect shareholders of our Common Stock. Future capital raising efforts may incur substantial costs, such as investment banking, legal, and accounting fees, and could lead to non-cash expenses that negatively impact our financial condition.

Our business could suffer if we are unsuccessful in making, integrating and maintaining commercial agreements, strategic alliances and other business relationships.

We rely on commercial agreements and strategic relationships with suppliers, service providers, and wholesale partners. Disruptions in these relationships or strategic decisions by partners could negatively affect our business. For example, (i) one of our competitors has acquired one of our wholesale partners, which could disrupt our relationship or prevent us from continuing to sell our products in favorable placements alongside the competitor’s products or at all in the wholesale partner’s stores, and (ii) one of our competitors owns a manufacturing company with which we have a manufacturing relationship, and that competitor could disrupt that relationship to harm our manufacturing efforts. We may also struggle to maintain or develop these relationships and may not be able to secure new ones on favorable terms.

We sell products through wholesale partnerships and may seek to expand these relationships. However, these wholesale partnerships may not be profitable and could incur additional costs compared to our DTC operations. In addition, an expansion of these relationships may concentrate our business with one customer resulting in greater reliance on that customer, which could adversely affect our ability to grow our business and compete in our industry Wholesale relationships may be terminated or modified, or wholesale partners may reduce orders or fail to meet their obligations, resulting in lost sales and adversely affecting our financial performance, results of operations and financial condition. Disputes with partners or the termination or amendment of agreements could lead to expenses, delayed payments, liabilities, and distractions from our strategic objectives. If we cannot renew or replace agreements on favorable terms, it could harm our business. Wholesale partners may also compete against us in key channels, harming our business. Maintaining these relationships may require significant resources and could limit our sales channels, adversely affecting other areas of our business.

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

Our Common Stock is currently listed on NASDAQ, which has listing criteria. We cannot assure that our Common Stock will continue to be listed on NASDAQ in the future. To continue listing our Common Stock on NASDAQ, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our Common Stock, and a $1.00 minimum per share bid price for our Common Stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our Common Stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may determine to delist our Common Stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. On April 5, 2025, we received written notice from NASDAQ that we were not in compliance with Nasdaq minimum share price rule, since the closing price of our Common Stock had been below $1.00 per share for 30 consecutive business days. We have 180 calendar days, or until October 1, 2025, to regain compliance with the Nasdaq minimum share price rule. To regain compliance, the bid price of our Common Stock must close at $1.00 or more for a minimum of ten consecutive business days. While we intend to actively monitor the bid price of our Common Stock and will consider available options to regain compliance, there can be no guarantee that we will be able to regain compliance or otherwise comply with NASDAQ’s other continued listing requirements.

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

We have previously sold and may in the future sell additional shares of our Common Stock or convertible securities at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities could have rights superior to existing stockholders, which could result in substantial dilution of existing stockholders. For example, in February 2023 we issued 13.4 million shares of Common Stock pursuant to a public offering, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement the 2024 Warrants to purchase 20.0 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments, and on March 12, 2025, we issued to the 2025 Lenders under the 2025 Amendment the 2025 Warrants to purchase 6.2 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments. In addition, on May 2, 2025, we issued to the 2025 Lenders under the Second 2025 Amendment the 2025 Additional Warrants to purchase 6.6 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments and on May 2, 2025, we issued to SGI as partial consideration for their entering into the SGI Agreement, warrants to purchase 8.0 million shares of our Common Stock at a price of $1.50 per share, subject to adjustments. The exercise of the Warrants will dilute the value of Class A common stock and stockholder voting power. In addition, the Warrants include full-ratchet anti-dilution protections, subject to certain conditions, which could result in the Warrants becoming exercisable for a significantly greater number of shares if we engage in a dilutive financing.

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
10.1	Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, and CSC Delaware Trust Company (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 14, 2025).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 14, 2025).
10.3	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Capital Co-Invest III, L.P. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 14, 2025).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: May 6, 2025	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2025	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)