Form 10-Q
period 2025-06-30
Purple Innovation, Inc.
filed 2025-07-30
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 28, 2025, 108,243,946 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 164,982 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,248	$29,011
Accounts receivable, net	21,083	33,057
Inventories	60,903	56,863
Prepaid expenses	4,017	6,023
Other current assets	5,680	1,414
Total current assets	125,931	126,368
Property and equipment, net	87,374	93,874
Operating lease right-of-use assets	73,313	75,516
Intangible assets, net	7,577	8,890
Other long-term assets	9,593	3,197
Total assets	$303,788	$307,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,963	$40,639
Accrued compensation	6,632	9,415
Customer prepayments	8,490	6,411
Accrued rebates and allowances	10,941	10,013
Accrued warranty liabilities – current portion	7,774	6,114
Operating lease obligations – current portion	16,274	15,661
Other current liabilities	8,362	12,750
Total current liabilities	84,436	101,003
Related party debt	94,539	55,394
Accrued warranty liabilities, net of current portion	24,945	26,091
Operating lease obligations, net of current portion	84,651	87,072
Warrant liabilities	28,925	16,067
Other long-term liabilities	1,871	2,009
Total liabilities	319,367	287,636
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 108,244 issued and outstanding at June 30, 2025, and 107,545 issued and outstanding at December 31, 2024	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 165 issued and outstanding at June 30, 2025, and at December 31, 2024	—	—
Additional paid-in capital	594,698	594,053
Accumulated deficit	(610,348)	(573,866)
Total stockholders’ equity (deficit) attributable to Purple Innovation, Inc.	(15,639)	20,198
Noncontrolling interest	60	11
Total stockholders’ equity (deficit)	(15,579)	20,209
Total liabilities and stockholders’ equity (deficit)	$303,788	$307,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$105,100	$120,271	$209,271	$240,304
Cost of revenues:
Cost of revenues	67,340	71,331	129,547	149,644
Cost of revenues - restructuring related charges	77	—	995	—
Total cost of revenues	67,417	71,331	130,542	149,644
Gross profit	37,683	48,940	78,729	90,660
Operating expenses:
Marketing and sales	30,616	41,377	67,242	82,839
General and administrative	14,991	18,117	29,478	37,845
Research and development	2,178	3,986	4,630	7,652
Restructuring, impairment and other related charges	4,137	—	6,097	—
Total operating expenses	51,922	63,480	107,447	128,336
Operating loss	(14,239)	(14,540)	(28,718)	(37,676)
Other income (expense):
Interest expense	(7,457)	(4,161)	(12,221)	(8,635)
Other income, net	1	53	70	4,447
Loss on extinguishment of debt	—	—	—	(3,394)
Change in fair value – warrant liabilities	4,378	18,693	4,427	(4,906)
Total other income (expense), net	(3,078)	14,585	(7,724)	(12,488)
Net income (loss) before income taxes	(17,317)	45	(36,442)	(50,164)
Income tax expense	(54)	(54)	(95)	(113)
Net loss	(17,371)	(9)	(36,537)	(50,277)
Net loss attributable to noncontrolling interest	(26)	(36)	(55)	(87)
Net income (loss) attributable to Purple Innovation, Inc.	$(17,345)	$27	$(36,482)	$(50,190)

Net income (loss) per share:
Basic	$(0.16)	$0.00	$(0.34)	$(0.47)
Diluted	$(0.16)	$(0.00)	$(0.34)	$(0.47)

Weighted average common shares outstanding:
Basic	108,230	107,489	107,915	106,755
Diluted	108,230	107,779	107,915	106,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	410	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	107,955	$11	165	$—	$594,332	$(593,003)	$1,340	$(10)	$1,330
Net loss	—	—	—	—	—	(17,345)	(17,345)	(26)	(17,371)
Stock-based compensation	—	—	—	—	477	—	477	—	477
Issuance of stock under equity compensation plans	289	—	—	—	(100)	—	(100)	—	(100)
Accrued Distribution True-up	—	—	—	—	85	—	85	—	85
Impact of transactions affecting NCI	—	—	—	—	(96)	—	(96)	96	—
Balance – June 30, 2025	108,244	$11	165	$—	$594,698	$(610,348)	$(15,639)	$60	$(15,579)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716
Net income (loss)	—	—	—	—	—	27	27	(36)	(9)
Stock-based compensation	—	—	—	—	825	—	825	—	825
Issuance of common stock under equity compensation plans	23	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – June 30, 2024	107,503	$11	205	$—	$592,541	$(526,159)	$66,393	$139	$66,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,537)	$(50,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,881	12,821
Non-cash interest	5,656	3,372
Paid-in-kind interest	6,797	4,375
Non-cash restructuring, impairment and other related charges	3,816	—
Loss on extinguishment of debt	—	3,394
Loss on disposal of property and equipment	224	112
Change in fair value – warrant liabilities	(4,427)	4,906
Stock-based compensation	845	1,317
Changes in operating assets and liabilities:
Accounts receivable	11,974	5,719
Inventories	(4,040)	(2,779)
Prepaid expenses and other assets	2,671	4,665
Operating leases, net	(1,018)	(1,340)
Accounts payable	(17,111)	(9,522)
Accrued compensation	(2,783)	4,122
Customer prepayments	2,079	(986)
Accrued rebates and allowances	(2,572)	(4,608)
Accrued warranty liabilities	514	(159)
Other accrued liabilities	(3,031)	(862)
Net cash used in operating activities	(27,062)	(25,730)

Cash flows from investing activities:
Sale of property and equipment	363	—
Purchase of property and equipment	(5,222)	(5,142)
Investment in intangible assets	(285)	(111)
Net cash used in investing activities	(5,144)	(5,253)

Cash flows from financing activities:
Proceeds from related party loan	39,000	61,000
Payments on term loan	—	(25,000)
Payments on revolving line of credit	—	(5,000)
Payments for debt issuance costs	(1,557)	(3,466)
Net cash provided by financing activities	37,443	27,534

Net increase (decrease) in cash and cash equivalents	5,237	(3,449)
Cash and cash equivalents, beginning of the year	29,011	26,857
Cash and cash equivalents, end of the period	$34,248	$23,408

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$81	$203
Cash paid during the period for income taxes	$165	$293

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$435	$375
Warrants issued	$17,284	$19,571
Amendment fee added to principal of loan	$1,215	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2025, Purple Inc. held 99.85% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.15% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or other future year.

Liquidity

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with its preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of approximately $34.2 million and an accumulated deficit of $610.3 million at June 30, 2025, a net loss of $36.5 million and net cash used in operating and investing activities of $32.2 million for the six months ended June 30, 2025. During the first six months of 2025, the Company entered into the 2025 Amendment (as defined below) and the Second 2025 Amendment (as defined below) of the Amended and Restated Credit Agreement, pursuant to which it received an aggregate of $39.0 million in additional term loan proceeds.

The Company has also taken a number of other actions to increase cash flow. In August 2024, the Company implemented the Restructuring Plan (as defined below) to consolidate manufacturing operations to create efficiencies and cost savings. The Company has realized and plans to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. The Company has taken additional cost-saving initiatives in the first half of 2025 to maintain liquidity to support its operations and strategies. Additionally, the Company entered into an agreement with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”) to expand its inventory of the Company’s products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots (see Note 13 — Commitments and Contingencies, SGI Commercial Arrangements).

Accordingly, the Company concluded that it will have sufficient liquidity to fund its operations for at least one year from the date of this Quarterly Report on Form 10-Q.

Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future, including the related party loan due December 31, 2026 (see Note 10 — Debt). If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2025, Purple Inc. had a 99.85% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.15% of the economic interest in Purple LLC as of June 30, 2025. For further discussion see Note 15 — Stockholders’ Equity.

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

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The guidance was effective for the Company as of January 1, 2025, and the new disclosure requirements will be effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Other than the new disclosure requirements, this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s focus on the achievement of operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan includes the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. The consolidation into the Georgia facility was finalized in December 2024 and the closure of the two Utah manufacturing facilities was completed in May 2025. The reduction in workforce at the Utah headquarters was completed in August 2024.

The following table summarizes the restructuring, impairment and other related charges the Company has recognized since the restructuring announcement in 2024 through the second quarter of 2025 in its consolidated statement of operations (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$241	$942	$3,451	$4,634
Other costs	688	—	2,250	2,938
Total cash charges	929	942	5,701	7,572
Non-cash charges:
Accelerated depreciation	11,482	—	135	11,617
Inventory write-downs	4,026	—	—	4,026
Write-down of long-lived assets	—	—	6,112	6,112
Impairment of assets	—	—	13,916	13,916
Total non-cash charges	15,508	—	20,163	35,671
Total restructuring, impairment and other related charges	$16,437	$942	$25,864	$43,243

Of the $7.6 million of employee-related and other cash charges incurred since inception of the restructuring activities, the Company recognized $0.8 million and $2.8 million during the three and six months ended June 30, 2025. Similarly, of the combined charges incurred related to accelerated depreciation, write-down of long-lived assets and impairment of assets of $31.6 million since the inception of the restructuring activities, the Company recognized $3.4 million and $4.3 million during the three and six months ended June 30, 2025. Finally, of the inventory write-downs recognized since inception of the restructuring activities of $4.0 million, no charges were recorded during the three and six months ended June 30, 2025.

Accelerated depreciation primarily represents $11.6 million of increased depreciation expense associated with shortening the useful lives of the production equipment and leasehold improvements at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets will remain in service.

The $6.1 million write-down of long-lived assets represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that were closed.

Impairment of assets included impairment charges of $5.4 million associated with the closing and subleasing of the Salt Lake City, Utah and Grantsville, Utah manufacturing facilities and related impairment charges associated with certain leasehold improvements of the properties. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (refer to Note 4— Fair Value Measurements for the definition of Level 3 inputs) and were estimated based on internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets will be adjusted accordingly.

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

The lease for the Company’s Grantsville, Utah manufacturing facility included a five-year renewal option that was reasonably certain of being exercised and was included in the lease term when the Right of Use (“ROU”) asset and lease liability were originally measured. Because of the closure of this facility as part of the Restructuring Plan, the renewal option will not be exercised and a reassessment of the lease terms was completed. As a result, the original lease term was shortened and the Company recorded a $10.5 million reduction to the ROU asset and corresponding lease liability in the 2024 consolidated balance sheet, using the applicable discount rate at the effective date of the reassessment.

The following table summarizes activity for the six months ended June 30, 2025 associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the consolidated statement of operations, that will be settled in cash and are included in accounts payable or accrued compensation on the unaudited condensed consolidated balance sheets (in thousands):

Liability balance at December 31, 2024	$993
Employee-related costs – restructuring charges	354
Other costs – restructuring charges	1,779
Cash paid	(2,800)
Liability balance at June 30,2025	$326

The following table summarizes the estimated restructuring and other related charges associated with the Restructuring Plan to be recognized in the future (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges	$—	$—	$400	$400
Non-cash charges	—	—	500	500
Total estimated charges to be recognized in future (a)	$—	$—	$900	$900

(a)	These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as the Company completes the execution of the Restructuring Plan. Actual results may differ from these estimates, and the completion of the plan could result in additional restructuring, impairment or other related charges not reflected above.

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

The estimated fair value of the Company’s debt arrangements is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the May 2025 issuance of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. As of June 30, 2025, the estimated fair value of the Company’s debt arrangements was $90.3 million.

The significant inputs to the valuation model were as follows:

June 30,
2025
Interest rate volatility	8 - 21%
Risk free interest rate	3.84%
SOFR interest rate	4.36%
Discount rate	39 – 43%

The warrant liabilities (see Note 11 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, expected volatility and the timing and probability of a warrant reprice event. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increases (decreases) in value if the expected average life or expected volatility were to increase (decrease).

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2025 (in thousands):

Fair value as of December 31, 2024	$16,067
Initial measurement at time of issuance(1)	17,285
Change in valuation inputs(2)	(4,427)
Fair value as of June 30, 2025	$28,925

(1)	The Company issued 6.2 million warrants on March 12, 2025, and 14.6 million warrants on May 2, 2025. See Note 11 – Warrant Liabilities.

(2)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

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

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales Category	2025	2024	2025	2024
e-commerce	$43,084	$48,666	$88,481	$98,140
Showrooms	15,769	18,197	33,755	34,938
Wholesale	46,247	53,408	87,035	107,226
Revenues, net	$105,100	$120,271	$209,271	$240,304

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $8.5 million and $6.4 million at June 30, 2025, and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2024.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$19,316	$20,193
Work-in-process	4,333	6,602
Finished goods	37,254	30,068
Inventories	$60,903	$56,863

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Equipment	$73,216	$70,900
Equipment in progress	13,086	13,130
Leasehold improvements	58,674	57,936
Furniture and fixtures	30,025	32,699
Office equipment	1,624	1,611
Total property and equipment	176,625	176,276
Accumulated depreciation	(89,251)	(82,402)
Property and equipment, net	$87,374	$93,874

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2025, or December 31, 2024. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and totaled $0.3 million and $0.7 million during the three and six months ended June 30, 2024, respectively. Depreciation expense was $4.1 million and $8.3 million during the three and six months ended June 30, 2025, respectively, and was $5.1 million and $10.3 million during the three and six months ended June 30, 2024, respectively. Included in depreciation expense for the three and six months ended June 30, 2025, was $0.1 million and $0.4 million, respectively, related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.9 million and $1.0 million at June 30, 2025, and December 31, 2024, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$4,569	$5,178	$9,349	$9,964
Variable lease costs	1,162	1,173	2,204	2,042
Short term lease cost	63	—	105	—
Sublease income	(637)	—	(932)	—
Total lease costs	$5,157	$6,351	$10,726	$12,006

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at June 30, 2025 (in thousands):

2025 (excluding the six months ended June 30,2025)(a)	$10,860
2026	22,242
2027	19,702
2028	19,525
2029	16,820
Thereafter	34,270
Total operating lease payments	123,419
Less – lease payments representing interest	(22,494)
Present value of operating lease payments	$100,925

(a)	Amount consists of $11.2 million of undiscounted cash flows offset by $0.3 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2025.

As of June 30, 2025, and December 31, 2024, the weighted-average remaining term of operating leases was 6.6 years and 6.8 years, respectively, and the weighted-average discount rate of operating leases was 6.18% and 6.09%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in present value of operating lease liabilities (b)	$7,318	$8,388
Right-of-use assets obtained in exchange for operating lease liabilities	7,305	2,981

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued sales returns	$3,066	$6,515
Accrued sales and use tax and property tax	2,579	3,059
Insurance financing	820	1,328
Asset retirement obligation	1,132	1,440
Other	765	408
Total other current liabilities	$8,362	$12,750

10. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Related party loan	$117,691	$70,679
Less: unamortized debt issuance costs	(23,152)	(15,285)
Total debt	94,539	55,394
Current portion of debt and unamortized issuance costs	—	—
Debt, net of current portion	$94,539	$55,394

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and the principal outstanding matures and is due on December 31, 2026. The Company has elected for interest to be capitalized and added to the principal amount of the loan. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024, but before August 7, 2025, are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025, are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. Total fees and expenses of $3.5 million were recorded as debt issuance costs in the first quarter of 2024 and are being amortized over the life of the loan.

In connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million warrants (the “2024 Warrants”) to the Lenders (see Note 11 – Warrant Liabilities). These 2024 Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.8502 with respect to adjustments to the exercise price and expire on January 23, 2034. The 2024 Warrants had a fair value of $19.6 million upon issuance and were recorded as a debt discount and are being amortized over the life of the loan.

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

The 2025 Amendment was evaluated and determined to be a modification of debt since the 2025 Lenders did not grant a concession as the effective borrowing rate was not reduced, and the 2025 Amendment terms were not substantially different from the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Second 2025 Amendment

On May 2, 2025, the Loan Parties entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second 2025 Amendment”) with the 2025 Lenders, which amends the Amended A&R Credit Agreement. The Second 2025 Amendment, among other things, provides for a commitment increase in the initial principal amount of the senior secured term loan facility by $20.0 million (the “Second Incremental Loan”) from an aggregate principal amount of up to $80.0 million (the “Existing Loan”) to an initial aggregate principal amount of up to $100.0 million (the “Loan”) and allows the Loan Parties to request one or more additional term loans from the Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended A&R Credit Agreement). The Second Incremental Loan will bear interest at the same rate as the Existing Loan, which may be paid in cash or in kind at the Company’s option.

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

In connection with the Second 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of the Company’s Class A common stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Additional Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

The Second 2025 Amendment was evaluated and determined to be a modification of debt since the 2025 Lenders did not grant a concession, as the effective borrowing rate was not reduced, and the 2025 Amendment terms were not substantially different from the Amended and Restated Credit Agreement.

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the three and six months ended June 30, 2025, consisted of paid-in-kind interest of $4.0 million and $6.8 million, respectively, and debt issuance cost amortization of $3.5 million and $5.7 million, respectively. Interest expense under the Related Party Loan for the three and six months ended June 30, 2024, consisted of paid-in-kind interest of $2.5 million and $4.4 million, respectively, and debt issuance cost amortization of $1.9 million and $3.3 million, respectively. The effective interest rate was 14.67% and 14.68% for the three and six months ended June 30, 2025, respectively, and 15.68% and 15.78% for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement as amended by the 2025 Amendment and the Second 2025 Amendment.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million 2024 Warrants to the Lenders, on March 12, 2025, in connection with the 2025 Amendment, the Company issued 6.2 million 2025 Warrants to the 2025 Lenders, on May 2, 2025, in connection with the Second 2025 Amendment, the Company issued 6.6 million 2025 Additional Warrants to the 2025 Lenders, and on May 2, 2025, in connection with the SGI Agreements (as defined below), the Company issued to SGI warrants to purchase 8.0 million shares of the Company’s Class A common stock (the “SGI Warrants,” collectively, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $1.50 per share. The Warrants include full-ratchet anti-dilution protections, subject to a floor price ranging from $0.6979 to $0.8502 with respect to adjustments to the exercise price and expire between January 23, 2034 and March 12, 2035. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

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

	June 30,	December 31,
	2025	2024
Trading price of common stock on measurement date	$0.73	$0.78
Exercise price	$1.50	$1.50
Risk free interest rate	4.03 – 4.13%	4.45%
Warrant life in years	8.57 – 9.70	9.06
Expected volatility	88.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	30.0%	25.0%
Estimated date of event causing a warrant re-price	June 2026	January 2029

The Warrants had a fair value of $28.9 million as of June 30, 2025. The Company recognized a $4.4 million gain in its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 related to a net decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at previous measurement dates. The Company recorded a gain of $18.7 million for the three months ended June 30, 2024 and a loss of $4.9 million for the six months ended June 30, 2024 related to the change in fair value of the 2024 Warrants outstanding at the end of the period compared to the fair value of the warrants at previous measurement dates.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Asset retirement obligations	$1,128	$1,098
Other	743	911
Total other long-term liabilities	$1,871	$2,009

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $32.7 million and $32.2 million in estimated future warranty costs as of June 30, 2025, and December 31, 2024, respectively.

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis compensation expense reduction in its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025. The Company recorded a compensation expense reduction of $0.2 million for the three months ended June 30, 2024, and a $0.2 million compensation expense for the six months ended June 30, 2024, in its unaudited condensed consolidated statement of operations related to the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% is to be paid in August 2025. Related to this bonus payment, the Company recorded a $0.8 million compensation expense for the three and six months ended June 30, 2025, and $0.9 million and $1.5 million compensation expense for the three and six months ended June 30, 2024, in its unaudited condensed consolidated statement of operations.

Performance Cash Long-Term Incentive Award

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s Long-Term Incentive Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in the unaudited consolidated statement of operations for the three and six months ended June 30, 2025, and 2024 related to this future award payment.

Settlement of Insurance Claim

In January 2024, the Company received a $4.3 million payment for partial settlement of a previously filed business interruption claim which was recorded during the first quarter of 2024 as other income, net in the unaudited condensed consolidated statement of operations.

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the 2024 Warrants, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with holders of the 2024 Warrants (the “2024 Holders”), providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the 2024 Warrants, the shares issuable upon the exercise of the 2024 Warrants and Class A common stock held by the 2024 Holders as of such date (the “2024 Registrable Securities”), subject to customary terms and conditions. The Registration Rights Agreement entitles the 2024 Holders to demand registration of the Registrable Securities and to piggyback on the registration of securities by the Company and other Company security holders. The Company will be responsible for the payment of the 2024 Holders’ expenses in connection with any offering or sale of Registrable Securities by the 2024 Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities. The Registration Rights Agreement provided further that the Company was required to prepare and file with the SEC a registration statement to register the resale of the Registrable Securities. The registration statement filed by the Company on March 21, 2024, registering the Registrable Securities, became effective on June 4, 2024.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the issuance of the 2025 Warrants, on March 12, 2025, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “2025 Registration Rights Agreement”) with CCP, Blackwell, and Coliseum Capital Co-Invest III, L.P., (the “2025 Holders”), providing for the registration under the Securities Act of the 2025 Warrants, the shares issuable upon the exercise of the 2025 Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (the “2025 Initial Registrable Securities”), subject to customary terms and conditions. The 2025 Registration Rights Agreement entitles the 2025 Holders to demand registration of the 2025 Registrable Securities and also to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the 2025 Holders’ expenses in connection with any offering or sale of the 2025 Registrable Securities by the 2025 Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain 2025 Registrable Securities.

In connection with the issuance of the 2025 Additional Warrants and the SGI Warrants, on May 2, 2025, the Company entered into a Third Amended and Restated Registration Rights Agreement (the “Third Registration Rights Agreement”) with the 2025 Holders and Coliseum Capital Co-Invest III, L.P., and a Registration Rights Agreement (the “SGI Registration Rights Agreement”) with SGI (together with the Second Amendment Term Loan Lenders), providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the 2025 Additional Warrants and the SGI Warrants, and the shares issuable upon the exercise of such warrants, as well as other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (together with the 2025 Initial Registrable Securities, the “2025 Registrable Securities”), subject to customary terms and conditions. The Third Registration Rights Agreement and SGI Registration Rights Agreement entitle the 2025 Holders and SGI to demand registration of the 2025 Registrable Securities. The Registration Rights Agreement and SGI Registration Rights Agreement also entitle the 2025 Holders and SGI to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the 2025 Holders’ and SGI’s expenses in connection with any offering or sale of 2025 Registrable Securities by them, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

The registration statement filed by the Company on May 23, 2025, which registered the 2025 Registrable Securities, was declared effective by the SEC on May 30, 2025.

NOL Rights Plan

On June 27, 2024, the Board approved the adoption of a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s common stock under Code Section 382. On October 15, 2024, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders ratified the NOL Rights Plan. See Note 15 – Stockholders’ Equity – NOL Rights Plan for further discussion of the NOL Rights Plan. On May 6, 2025, the Board approved the early termination of the NOL Rights Plan, effective May 7, 2025. In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025.

NOL Protective Charter Amendment

To further safeguard the Company’s ability to use its Current NOLs, on July 27, 2024, the Board adopted, and recommended that the Company’s stockholders approve, an amendment to the Company’s Certificate of Incorporation (the “NOL Protective Charter Amendment”) that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding certain transfers of common stock that could result in an ownership change under Code Section 382. At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment. On May 6, 2025, the Board approved the early termination of the NOL Protective Charter Amendment, effective May 7, 2025. See Note 15 – Stockholders’ Equity – NOL Protective Charter Amendment for further discussion of the NOL Protective Charter Amendment.

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the unaudited condensed consolidated balance sheets. The Company recorded $0.2 million as a reduction of revenue for the six months ended June 30, 2025. Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 8.0 million shares of the Company’s Class A common stock at a strike price of $1.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $0.4 million as a reduction of revenue for the six months ended June 30, 2025.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs have filed an appeal to the Utah Court of Appeals. After oral arguments, on April 3, 2025, the Utah Court of Appeals ordered that the case return to the District Court for further fact finding. Purple Inc. has petitioned the Utah Supreme Court to hear the case and affirm dismissal in full. If a hearing is granted by the Utah Supreme Court, the parties would argue before the Utah Supreme Court in the second half of 2025. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

On April 3, 2023, Purple’s founders filed a complaint against Purple LLC in the Delaware Court of Chancery. The complaint alleges that Purple LLC breached the limited liability company agreement of Purple LLC by failing to pay the full amount of tax distributions owed under the agreement. The plaintiffs seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as legal fees and expenses incurred in connection with the litigation. On June 13, 2023, Purple LLC filed an answer to the complaint denying the plaintiffs’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor. A trial date has been set for June 2026. The outcome of the litigation cannot be predicted at this early stage in the proceedings. Purple LLC denies all allegations and intends to vigorously defend against these claims.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pay all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods. On September 30, 2024, the plaintiffs filed an amended complaint adding a claim for penalties under California’s Private Attorneys General Act. Purple LLC and the plaintiffs mediated the claims on May 8, 2025, which resulted in the parties agreeing to a settlement. The settlement agreement is being finalized by the parties, thereafter, the California Superior Court is expected to approve the settlement.

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

On February 26, 2025, a consumer filed a class action lawsuit in the U.S. District Court, Eastern District of New York, against Purple LLC alleging website accessibility violations under the ADA and state law. The lawsuit sought declaratory relief, class certification, attorneys’ fees, costs, and other relief on behalf of the class. On May 7, 2025, the company entered into a settlement agreement for the release of all claims by the plaintiff.

On April 15, 2025, a consumer filed a class action lawsuit in the U.S. District Court, District of Minnesota, against Purple LLC alleging website accessibility violations under the ADA and state law. The lawsuit sought declaratory relief, class certification, attorneys’ fees, costs, and other relief on behalf of the class. On May 7, 2025, the company entered into a settlement agreement for the release of all claims by the plaintiff.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of CCM, which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. Lenders under the Amended and Restated Credit Agreement and 2025 Lenders under the 2025 Amendment and Second 2025 Amendment included CCP and Blackwell. See Note 10— Debt for further discussion. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At June 30, 2025, 108.2 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At June 30, 2025, 0.2 million shares of Class B common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At June 30, 2025, there were no shares of preferred stock outstanding.

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

On May 6, 2025, the Board approved the early termination of the NOL Rights Plan, effective May 7, 2025.

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

On May 6, 2025, the Board approved the early termination of the NOL Protective Charter Amendment, effective May 7, 2025.

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
2024 Warrants	20,000	20,000
2025 Warrants	6,230	—
2025 Additional Warrants	6,557	—
SGI Warrants	8,000	—
Total Warrants	40,787	20,000

The following table provides the exercise price and expiration date for each warrant tranche as of June 30, 2025:

	Warrant Share Equivalents (000’s)	Exercise Price (a)	Expiration Date
2024 Warrants	20,000	$1.50	January 23, 2034
2025 Warrants	6,230	$1.50	March 12, 2035
2025 Additional Warrants	6,557	$1.50	March 12, 2035
SGI Warrants	8,000	$1.50	March 12, 2035

(a)	Subject to adjustment.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At June 30, 2025, and December 31, 2024, the combined NCI percentage in Purple LLC was 0.15%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

The Company reported $0.1 million in various state tax expenses on a pretax loss of $36.4 million for the six months ended June 30, 2025, as compared to various state taxes of $0.1 million on a pretax loss of $50.2 million for the six months ended June 30, 2024. This resulted in an effective tax rate of (0.26%) for the six months ended June 30, 2025, as compared to (0.22%) for the six months ended June 30, 2024. The Company’s effective tax rate for the six months ended June 30, 2025, differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at June 30, 2025.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2025, the Company had unrecognized tax benefits of $1.1 million.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Purple Innovation, Inc. – basic	$(17,345)	$27	$(36,482)	$(50,190)
Less – net loss attributed to noncontrolling interest	—	(36)	—	—
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(17,345)	$(9)	$(36,482)	$(50,190)
Denominator:
Weighted average shares—basic	108,230	107,489	107,915	106,755
Add – dilutive effect of Class B common stock	—	205	—	—
Add – dilutive effect of equity securities	—	85	—	—
Weighted average shares—diluted	108,230	107,779	107,915	106,755
Net loss per common share:
Basic	$(0.16)	$0.00	$(0.34)	$(0.47)
Diluted	$(0.16)	$(0.00)	$(0.34)	$(0.47)

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	40,787	20,000	40,787	20,000
Restricted stock units	3,188	2,128	3,188	4,270
Stock options	500	554	500	554
Class B common stock	165	—	165	205

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of June 30, 2025, an aggregate of 1.8 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2025:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2025	529	$7.17	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(29)	13.12	—	—
Options outstanding as of June 30, 2025	500	$6.82	1.8	$—

Outstanding and exercisable stock options as of June 30, 2025, are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	1.8	500	1.8	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. Stock option expense was de minimis for the three and six months ended June 30, 2025, and 2024.

As of June 30, 2025, all outstanding stock options have been expensed and there is no remaining amount of unrecognized stock compensation cost. There were no stock options that vested during the six months ended June 30, 2025.

Employee Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 1.2 million restricted stock units under the 2017 Plan to certain members of the Company’s management team. The restricted stock awards had a grant date fair value of $0.8 million or $0.66 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2025:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2025	3,808	$1.91
Granted	1,150	0.66
Vested	(919)	2.22
Forfeited	(851)	2.33
Nonvested restricted stock units as of June 30, 2025	3,188	$1.26

The Company recorded restricted stock unit expense of $0.4 million and $0.8 million during the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.3 million during the three and six months ended June 30, 2024, respectively.

For restricted stock units outstanding as of June 30, 2025, there were $2.3 million of total unrecognized stock compensation costs with a remaining recognition period of 1.6 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$100	$103	$203	$190
Marketing and sales	66	128	(109)	224
General and administrative	246	514	608	755
Research and development	65	80	143	148
Total non-cash stock-based compensation	$477	$825	$845	$1,317

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.7 million and $1.9 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$105,100	$120,271	$209,271	$240,304
Reductions (additions):
Cost of revenues	67,340	71,331	129,547	149,644
Cost of revenues – restructuring related charges	77	—	995	—
Advertising expense	7,672	15,823	22,274	28,729
Marketing sales expense	6,481	8,001	13,666	17,994
Wholesale marketing and sales expense	4,980	4,716	9,304	10,879
Showrooms marketing and sales expense	11,483	12,837	21,998	25,237
General and administrative expense	14,991	18,117	29,478	37,845
Research and development expense	2,178	3,986	4,630	7,652
Restructuring, impairment and other related charges	4,137	—	6,097	—
Other segment items, net (d)	3,078	(14,585)	7,724	12,488
Income tax expense	54	54	95	113
Net loss attributable to noncontrolling interest	(26)	(36)	(55)	(87)
Net reductions	122,445	120,244	245,753	290,494
Segment net loss	$(17,345)	$27	$(36,482)	$(50,190)

(d)	Other segment items, net include interest expense, other (income) expense, net, loss on extinguishment of debt, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three and six months ended June 30, 2025, and 2024 sales of other products accounted for approximately 3.0% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In the three and six months ended June 30, 2025, and 2024 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 19.3% and 29.4% of accounts receivable at June 30, 2025 and December 31, 2024, respectively, and approximately 14.8% and 13.4% of net revenue during the three and six months ended June 30, 2025, respectively, and approximately 14.9% and 14.3% of net revenue during the three and six months ended June 30, 2024, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a review of the operating results and financial condition of Purple Innovation, Inc. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Capitalized terms used in this “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and not otherwise defined shall have the meanings set forth in “Part I. Item. 1 Financial Statements.”

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 14, 2025 and our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At June 30, 2025, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

Our second quarter 2025 revenue decreased compared to last year due to the impact of longer delivery times of Rejuvenate 2.0, softness in e-commerce and 2024 reductions in Wholesale door count. Gross profits were down due mainly to increased tariffs, costs related to our manufacturing facility consolidation and ramp-up costs relating to the Rejuvenate 2.0 launch, partially offset by continued improvement in lowering material costs as we realize the benefits from ongoing sourcing initiatives. Operating expenses continue to decline as we have improved advertising efficiency, implemented numerous cost reduction efforts and closely managed our expenses with disciplined cost controls.

On May 2, 2025, we entered into the Second Amendment to Master Retailer Agreement with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of our products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. We expect that this increased retail presence in Mattress Firm stores will generate approximately $70 million in annualized incremental net revenue beginning in 2026. This rollout is well underway and we expect to be in their full store network during the third quarter 2025. In partnership with Mattress Firm, we are developing an exclusive Luxe product for Mattress Firm, scheduled to launch early next year, which will increase our total slot count to the contractual minimum. Also on May 2, 2025, we entered into the Sherwood Agreement with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that we sell to Mattress Firm.

The new Rejuvenate 2.0 collection launched in the second quarter 2025 and is now available across all of our showroom locations. Since the launch, we’ve sold over 1,300 Rejuvenate 2.0 units through our direct channels with approximately 80% of those sales coming through our showrooms. This is more than twice the number of units sold as our Rejuvenate 1.0 in the prior year through our direct channels. Slot commitments across wholesale have also been strong, with an increase in non-Mattress Firm slots of over 60%. Demand from consumers and partners has temporarily outpaced our ability to fulfill orders on a timely basis. While Showroom revenue in the second quarter 2025 reflects the Rejuvenate 2.0 demand being primarily shipped in the third quarter 2025, underlying sales orders in the second quarter 2025 for Showrooms open for more than a year showed 5.5% growth as compared to the second quarter last year. Wholesale revenue would have been reported slightly higher in the second quarter 2025 if the Rejuvenate 2.0 orders had been timely fulfilled during the second quarter 2025.

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve efficiencies in our operations that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan includes the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities was completed in the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at our Utah headquarters was completed in August 2024. During the three months ended June 30, 2025, we recognized $4.2 million in costs relating to the Restructuring Plan, which included $2.9 million of impairment on leases and leasehold improvements, $0.6 million of moving and transition related costs, $0.2 million related to disposal of equipment in progress that will not be put in service, $0.2 million in employee related costs, and $0.2 million in accelerated depreciation. We expect to record additional restructuring and other related charges in the amount of $0.9 million in the third quarter of 2025. These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

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

In connection with the Second 2025 Amendment, we issued to the 2025 Lenders the 2025 Additional Warrants to purchase 6.6 million shares of our Class A common stock. Each 2025 Additional Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $1.50 per share, subject to adjustment with a floor of $0.6979 and expire on March 12, 2035. The liability for the 2025 Additional Warrants was recorded at a fair value of $5.4 million on the date of issuance with the offset included in debt issuance costs.

In connection with the SGI Agreement, we issued to SGI, warrants to purchase 8.0 million shares of our Class A common stock at a strike price of $1.50 per share (the “SGI Warrants”). The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The liability for the 2025 Additional Warrants was recorded at a fair value of $6.5 million on the date of issuance with the offset recorded as an asset to be amortized as a reduction of revenue over the life of the SGI Agreement.

A holder of the warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three and six months ended June 30, 2025, we incurred a gain of $4.4 million due to the decrease in the fair value of the warrants outstanding at June 30, 2025.

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

In connection with the issuance of the 2025 Additional Warrants, on May 2, 2025, we entered into a Third Amended and Restated Registration Rights Agreement (the “Third Amended Registration Rights Agreement”) with the 2025 Holders, providing for the registration under the Securities Act of the 2025 Additional Warrants, the shares issuable upon the exercise of the 2025 Additional Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Class A common stock held by the 2025 Holders as of such date (the “2025 Additional Registrable Securities”), subject to customary terms and conditions.

In connection with the issuance of the SGI Warrants, on May 2, 2025, we entered into a Registration Rights Agreement (the “SGI Registration Rights Agreement” and collectively with the 2025 Registration Rights Agreement and the Third Amended Registration Rights Agreement, the “Registration Rights Agreements”) with SGI, providing for the registration under the Securities Act of the SGI Warrants, the shares issuable upon the exercise of the SGI Warrants, and the Class A common stock held by SGI as of such date (the “SGI Registrable Securities” and collectively with the 2025 Registrable Securities and 2025 Additional Registrable Securities, the “Registrable Securities”), subject to customary terms and conditions.

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

The registration statement filed on May 23, 2025, which registered the Registrable Securities, was declared effective by the SEC on May 30, 2025.

NOL Rights Plan

On June 27, 2024, our Board of Directors (“Board”) adopted, and we entered into, a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. Our Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use our June 30, 2024, estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our common stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, our Board authorized and declared a dividend of one right for each outstanding share of common stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. The NOL Rights Plan was ratified at a special meeting of our stockholders on October 15, 2024 (the “Special Meeting”). On May 6, 2025, the Board accelerated the termination of the NOL Rights Plan and the NOL Protective Charter Amendment, to May 7, 2025.

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

Review of Strategic Alternatives

We have engaged with multiple parties about a broad range of opportunities to maximize shareholder value, including, but not limited to, a merger, sale or other strategic or financial transaction. The Board has formed a special committee of independent directors and we have engaged a financial advisor to support them in evaluating a range of options and exploring other potential strategic alternatives. If we are unsuccessful in engaging in a favorable strategic alternative, then our ability to grow our business and compete with larger, including combined, competitors may be adversely affected.

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. While future changes in tariffs are difficult to predict, we currently estimate the total cost exposure in 2025 to be less than our previous $10 million estimate, due to a combination of our mitigation efforts and changes to the underlying tariff rates. We have begun shifting sourcing outside of China, and in July, we implemented price increases on select product, including two mattress models. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions.

Executive Summary – Results of Operations

Net revenues decreased $15.2 million, or 12.6%, to $105.1 million for the three months ended June 30, 2025, compared to $120.3 million for the three months ended June 30, 2024. The drop in revenue was primarily driven by the impact of longer delivery times of Rejuvenate 2.0, reductions in Wholesale door count in 2024 and softness in e-commerce. From a sales channel perspective, e-commerce net revenues decreased $5.6 million, or 11.5%, showrooms net revenue decreased $2.4 million or 13.3% and wholesale net revenues decreased $7.2 million, or 13.4%.

Gross profit decreased $11.2 million, or 23.0%, to $37.7 million for the three months ended June 30, 2025, compared to $48.9 million for the three months ended June 30, 2024. Our gross profit percentage decreased to 35.9% of net revenues in the second quarter of 2025 from 40.7% in the second quarter of 2024. The decrease in gross profit is due mainly to increased tariffs, costs related to the ramp-up of both the Mattress Firm roll-out and Rejuvenate 2.0 launch, partially offset by continued improvement in lowering material costs as we realize the benefits from ongoing sourcing initiatives. We believe that the lower gross profit percentage in the second quarter 2025 is not indicative of future trends. With mitigation plans underway to reduce the impact of tariffs, improvements in manufacturing efficiencies and continued direct material cost savings, we believe that we will exit 2025 with a gross profit over 40.0%. However, the evolving tariff landscape and continued softness in demand may adversely affect our gross profit.

Operating expenses decreased $11.6 million, or 18.2% to $51.9 million for the three months ended June 30, 2025, compared to $63.5 million for the three months ended June 30, 2024. This decrease was driven by a $8.2 million reduction in advertising spend, $4.7 million decrease in employee related expenses, $2.2 million decrease in research and development project write-offs and $0.7 million decrease in all other operating expenses, partially offset by an increase of $4.2 million in restructuring related costs. These decreases are the result of restructuring efforts, the in-sourcing of certain functions in marketing and finance and other cost reduction efforts.

Other income (expense), net decreased $17.7 million, or 121.1% to other income (expense), net of $(3.1) million for the three months ended June 30, 2025, compared to other income (expense), net of $14.6 million for the three months ended June 30, 2024. The other income (expense), net in the second quarter of 2025 consists of interest expense of $7.5 million, partially offset by a $4.4 million gain on the change in fair value of warrants. The other income (expense), net in the second quarter of 2024 consists of $18.7 million gain on the change in fair value of warrants and all other income, net of $0.1 million, partially offset by $4.2 million in interest expense.

Net loss attributable to Purple Inc. was $17.3 million for the three months ended June 30, 2025 compared to a break even position attributable to Purple Inc. for the three months ended June 30, 2024. The $17.3 million increase in net loss was primarily due to lower sales, decreased gross profit and the change in fair value of warrant liabilities, partially offset by reduced operating expenses as we are realizing the benefits from our Restructuring Plan, supply chain initiatives, operational efficiency improvements and other cost reduction efforts.

Outlook for Growth

We believe we are well positioned to grow our business in this challenging market given our new grid innovation, evolved messaging strategy, the Restructuring Plan and other cost saving initiatives. We believe we are entering the second half with significant momentum that we believe will continue building through the end of the year, with third quarter to date revenues up in the mid-single digits percentage range versus the same period last year. We are seeing validation of our brand and innovation strategy through the success of Rejuvenate 2.0, which has sold more than twice as many units as our Rejuvenate 1.0 in the prior year through our direct channels, the growing momentum behind our Mattress Firm expansion, which is rolling out across the country, the deepening partnership with Costco as we prepare to launch in 450 clubs for their year-end furniture show and the strong interest from other traditional and non-traditional partners. Our Path to Premium Sleep strategy remains focused on the following three key initiatives to drive sustainable and profitable market share:

●	Pioneer new technologies to maintain our competitive advantage. Our strategy focuses on offering a differentiated product that we believe provides unique benefits and higher customer satisfaction, all fueled by our proprietary flexible gel technology. Advancements and innovation in our grid technology have led to a new grid technology marking a significant advancement in our product lineup. Our new DreamLayer grid, stacked with our original grid, creates a unique combination that further differentiates us in the market while driving superior comfort and support for an even more premium sleep experience. This advancement resulted in a refresh of our current Rejuvenate line. The new Rejuvenate 2.0 collection launched in the second quarter 2025 and we believe that we are seeing validation of our brand and innovation strategy through the initial success of Rejuvenate 2.0 as it is outperforming expectations across both our direct and wholesale channels. We believe this favorable mix shift will be a key margin driver moving forward. In addition, we have significantly expanded our distribution of pillows by launching our renowned DreamLayer and Freeform pillows into our wholesale channel. In the second quarter 2025, we also introduced our new Grid Cloud pillow, designed to bring the benefits of our grid technology to a broader audience.

●	Promote our product differentiation to drive sales. We started as a brand built on differentiation. In recent years, the category has relied extensively on discount messaging to attract customers, with less focus on product benefits. As part of our evolved messaging strategy, our efforts are focused on reinforcing the strength of our brand, clearly communicating the “Less Pain, Better Sleep” benefits of our technology and supporting premium positioning across all channels. We intend to effectively articulate the unique qualities of sleeping on our gel grid layer and optimize our messaging to drive engagement, education and conversion. In our selling channels, we believe refocusing our messaging will drive more and better-quality traffic while improving conversion both online and in stores, and increase our share of retailer sales in our wholesale channel.

●	Prioritize gross profit improvements. We believe continued gross margin gains to come from driving cost savings through plant consolidation efficiency gains, supplier diversification efforts, and improved scrap and yield results from continuous improvements efforts. We are also ramping up in-house pillow production, changing vendors for key mattress components and improving our delivery program to drive cost improvements and better deliveries. We believe our sourcing, manufacturing and consolidation efforts are delivering meaningful structural improvements and positioning us for sustained gross profit expansion.

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

Operating Results for the Three Months Ended June 30, 2025, and 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$105,100	100.0%	$120,271	100.0%
Cost of revenues:
Cost of revenues	67,340	64.1	71,331	59.3
Cost of revenues - restructuring related charges	77	0.07	—	—
Total cost of revenues	67,417	64.1	71,331	59.3
Gross profit	37,683	35.9	48,940	40.7
Operating expenses:
Marketing and sales	30,616	29.1	41,377	34.4
General and administrative	14,991	14.3	18,117	15.1
Research and development	2,178	2.1	3,986	3.3
Restructuring, impairment and other related charges	4,137	3.9	—	—
Total operating expenses	51,922	49.4	63,480	52.8
Operating loss	(14,239)	(13.5)	(14,540)	(12.1)
Other income (expense):
Interest expense	(7,457)	(7.1)	(4,161)	(3.5)
Other income, net	1	0.0	53	—
Loss on extinguishment of debt	—	—	—	—
Change in fair value – warrant liabilities	4,378	4.2	18,693	15.5
Total other income (expense), net	(3,078)	(2.9)	14,585	12.1
Net loss before income taxes	(17,317)	(16.5)	45	—
Income tax expense	(54)	—	(54)	—
Net loss	(17,371)	(16.5)	(9)	—
Net loss attributable to noncontrolling interest	(26)	—	(36)	—
Net income (loss) attributable to Purple Innovation, Inc.	$(17,345)	(16.5)	$27	—

Revenues, Net

Net revenues decreased $15.2 million, or 12.6%, to $105.1 million for the three months ended June 30, 2025, compared to $120.3 million for the three months ended June 30, 2024. This decrease was primarily driven by the impact of longer delivery times of Rejuvenate 2.0, reductions in Wholesale door count in 2024 and softness in e-commerce. From a sales channel perspective, e-commerce net revenues decreased $5.6 million, or 11.5%, showrooms net revenues decreased by $2.4 million, or 13.3%, and wholesale net revenues decreased $7.2 million, or 13.4%.

Total Cost of Revenues

Total cost of revenues decreased $3.9 million, or 5.5%, to $67.4 million for the three months ended June 30, 2025, compared to $71.3 million for the three months ended June 30, 2024. This decrease was due primarily to reduced sales volumes and lower material costs attributable to supply chain initiatives, partially offset by increased costs due to tariffs, costs related to our manufacturing facility consolidation and ramp-up costs relating to the Rejuvenate 2.0 launch. Our gross profit percentage decreased to 35.9% of net revenues in the second quarter of 2025 from 40.7% in the second quarter of 2024, due mainly to increased tariffs, costs related to the ramp-up of both the Mattress Firm roll-out and Rejuvenate 2.0 launch, partially offset by continued improvement in lowering material costs as we realize the benefits from ongoing sourcing initiatives. During the three months ended June 30, 2025, we incurred $0.1 million in cost of revenues associated with the Restructuring Plan.

Marketing and Sales

Marketing and sales expense decreased $10.8 million, or 26.0%, to $30.6 million for the three months ended June 30, 2025, compared to $41.4 million for the three months ended June 30, 2024. This decrease primarily consisted of $8.2 million in reduced advertising spend, and a $2.7 million decrease in employee related costs due to headcount reductions, partially offset by a $0.1 million increase in all other marketing and sales expense.

General and Administrative

General and administrative expense decreased $3.1 million, or 17.3%, to $15.0 million for the three months ended June 30, 2025, compared to $18.1 million for the three months ended June 30, 2024. This decrease was due to a $1.7 million decrease in employee related costs from headcount reductions, a $0.7 million reduction in professional services mainly from certain consulting services that have been discontinued, and $0.8 million reductions in all other general and administrative expenses.

Research and Development

Research and development expense decreased $1.8 million, or 45.4%, to $2.2 million for the three months ended June 30, 2025, compared to $4.0 million for the three months ended June 30, 2024. The decrease is due to the loss incurred in 2024 on the write-off of a certain project in 2024, lower employee related costs, and other product development costs.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $4.1 million of restructuring and impairment charges recorded in operating expense during the second quarter of 2025 included $2.9 million of impairment related to leases and leasehold improvements, $0.6 million of moving and transition related costs, $0.2 million related to disposal of equipment in progress that will not be put in service, $0.2 million in employee related costs, and $0.2 million in accelerated depreciation. We expect to record additional restructuring and other related charges in the amount of $0.9 million in the third quarter of 2025.

These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Operating Loss

Operating loss decreased $0.3 million, or 2.1%, to $14.2 million, for the three months ended June 30, 2025, compared to $14.5 million for the three months ended June 30, 2024. This decrease in our operating loss is the result of improved advertising efficiency, the benefits realized through our Restructuring Plan, supply chain initiatives, and other cost reduction efforts throughout the Company, partially offset by increased costs due to tariffs and ramp up costs tied to our manufacturing facility consolidation and the Rejuvenate 2.0 launch.

Interest Expense

Interest expense totaled $7.5 million for the three months ended June 30, 2025, compared to $4.2 million for the three months ended June 30, 2024. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months and increased the loan funding by $39.0 million.

Change in Fair Value – Warrant Liabilities

We have 40.8 million warrants outstanding that contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For the three months ended June 30, 2025, we recognized a $4.4 million gain related to the decrease in fair value of the warrant liabilities as of June 30, 2025, as compared with the previous measurement date. The decrease is due mainly to the change in the probability and timing of a fundamental transaction. For the three months ended June 30, 2024, we recognized a $ 18.7 million gain related to the decrease in the fair value of the warrants from the January 2024 issuance date.

Income Tax (Expense) Benefit

We had a $0.1 million income tax expense for the three months ended June 30, 2025, compared to $0.1 million income tax expense for the three months ended June 30, 2024. The income tax expense amounts in both the second quarter of 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended June 30, 2025, and 2024.

Operating Results for the Six Months Ended June 30, 2025, and 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$209,271	100.0%	$240,304	100.0%
Cost of revenues:
Cost of revenues	129,547	61.9	149,644	62.3
Cost of revenues - restructuring related charges	995	0.5	—	—
Total cost of revenues	130,542	62.4	149,644	62.3
Gross profit	78,729	37.6	90,660	37.7
Operating expenses:
Marketing and sales	67,242	32.1	82,839	34.5
General and administrative	29,478	14.1	37,845	15.7
Research and development	4,630	2.2	7,652	3.2
Restructuring, impairment and other related charges	6,097	2.9	—	—
Total operating expenses	107,447	51.3	128,336	53.4
Operating loss	(28,718)	(13.7)	(37,676)	(15.7)
Other income (expense):
Interest expense	(12,221)	(5.8)	(8,635)	(3.6)
Other income, net	70	—	4,447	1.9
Loss on extinguishment of debt	—	—	(3,394)	(1.4)
Change in fair value – warrant liabilities	4,427	2.1	(4,906)	(2.0)
Total other income (expense), net	(7,724)	(3.7)	(12,488)	(5.2)
Net loss before income taxes	(36,442)	(17.4)	(50,164)	(20.9)
Income tax expense	(95)	—	(113)	—
Net loss	(36,537)	(17.4)	(50,277)	(20.9)
Net loss attributable to noncontrolling interest	(55)	—	(87)	—
Net loss attributable to Purple Innovation, Inc.	$(36,482)	(17.4)	$(50,190)	(20.9)

Revenues, Net

Net revenues decreased $31.0 million, or 12.9%, to $209.3 million for the six months ended June 30, 2025, compared to $240.3 million for the six months ended June 30, 2024. This decrease was primarily driven by the industry-wide demand softness for home-related products in the first quarter 2025, the impact of longer delivery times of Rejuvenate 2.0, reductions in Wholesale door count in 2024 and softness in e-commerce. From a sales channel perspective, e-commerce net revenues decreased $9.6 million, or 9.8%, showrooms net revenues decreased $1.2 million, or 3.4%, and wholesale net revenues decreased $20.2 million, or 18.8%.

Total Cost of Revenues

Total cost of revenues decreased $19.1 million, or 12.8%, to $130.5 million for the six months ended June 30, 2025, compared to $149.6 million for the six months ended June 30, 2024. This decrease was due primarily to reduced sales volumes coupled with lower material costs that were largely attributable to supply chain initiatives implemented over the last 12 months, partially offset by increased costs due to tariffs and costs related to the ramp-up of both the Mattress Firm roll-out and Rejuvenate 2.0 launch. Our gross profit percentage decreased slightly to 37.6% of net revenues for the first six months of 2025 from 37.7% in the first six months of 2024 due primarily to lower material costs partially offset by increased costs due to tariffs, costs related to the ramp-up of both the Mattress Firm roll-out and Rejuvenate 2.0 launch.

Marketing and Sales

Marketing and sales expense decreased $15.6 million, or 18.8%, to $67.2 million for the six months ended June 30, 2025, compared to $82.8 million for the six months ended June 30, 2024. This decrease was due mainly to reduced advertising spend of $6.5 million, a $4.9 million decrease in employee related costs due to headcount reductions, a $2.5 million reduction in professional services and a $1.7 million reduction in all other marketing expenses.

General and Administrative

General and administrative expense decreased $8.4 million, or 22.1%, to $29.5 million for the six months ended June 30, 2025, compared to $37.8 million for the six months ended June 30, 2024. This decrease was primarily due to a $4.0 million decrease in employee related expenses due to headcount reductions, a $3.2 million reduction in professional services mainly from certain consulting services that have been discontinued and a $1.1 million reduction in all other expenses.

Research and Development

Research and development expense decreased $3.0 million, or 39.5%, to $4.6 million for the six months ended June 30, 2025, compared to $7.7 million for the six months ended June 30, 2024. This decrease is due to the loss incurred in 2024 on the write off of a certain project in 2024 and lower employee related costs and other product development costs.

Restructuring, Impairment and Other Related Charges

In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $6.1 million of restructuring and impairment charges recorded in operating expense during the first six months of 2025 included $2.9 million of impairment related to leases and leasehold improvements, $1.8 million of moving and transition related costs, $0.9 million related to disposal of equipment in progress that will not be put in service, $0.4 million in employee related costs and $0.1 million in accelerated depreciation. We expect to record additional restructuring and other related charges in the amount of $0.9 million in the third quarter of 2025.

These charges include certain estimates that are provisional and include management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring, impairment or other related charges not reflected.

Operating Loss

Operating loss decreased $9.1 million, or 23.8%, to $28.7 million, for the six months ended June 30, 2025, compared to $37.8 million for the six months ended June 30, 2024. This decrease in our operating loss is the result of the benefits realized through improved advertising efficiency, the benefits realized through our Restructuring Plan, supply chain initiatives and other cost reduction efforts throughout the Company, partially offset by increased costs due to tariffs, costs related to our manufacturing facility consolidation and the ramp-up costs relating to the Rejuvenate 2.0 launch.

Interest Expense

Interest expense totaled $12.2 million for the six months ended June 30, 2025, compared to $8.6 million for the six months ended June 30, 2024. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months and increased the loan funding by $39.0 million.

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

Change in Fair Value – Warrant Liabilities

We have 40.8 million warrants outstanding that contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For the six months ended June 30, 2025, we recognized a $4.4 million gain related to the decrease in fair value of the warrant liabilities. The decrease is due mainly to the change in the probability and timing of a fundamental transaction. For the six months ended June 30, 2024, we recognized a $4.9 million loss related to the increase in the fair value of the warrants from the January 2024 issuance.

Income Tax (Expense) Benefit

We had a $0.1 million income tax expense for the six months ended June 30, 2025, compared to $0.1 million income tax expense for the six months ended June 30, 2024. The income tax expense amounts in the six months ended June 30, 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for the six months ended June 30, 2025, and $0.1 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs and operating lease payment obligations. In accordance with the terms of our various agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $34.2 million and $41.5 million, respectively, as of June 30, 2025, compared to $29.0 million and $25.4 million, respectively, as of December 31, 2024. Cash used for capital expenditures totaled $5.1 million and $5.3 million for the six months ended June 30, 2025, and 2024, respectively. Our capital expenditures in the first half of 2025 have primarily consisted of additional investments made in our manufacturing operations. Additional details about our loan agreements are described above under “Recent Developments in our Business – Debt Financing.”

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with our preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. We had cash and cash equivalents of approximately $34.2 million and an accumulated deficit of $610.3 million at June 30, 2025, a net loss of $36.5 million and net cash used in operating and investing activities of $32.2 million for the six months ended June 30, 2025. We entered into the 2025 Amendment and the Second 2025 Amendment, pursuant to which we received an aggregate of $39.0 million in additional term loan proceeds from the 2025 Lenders.

We have also taken a number of other actions to increase cash flow. In August 2024, we implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. We have realized and plan to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. We have taken additional cost-saving initiatives in the first half of 2025 to maintain liquidity to support our operations and strategies. Additionally, we entered into an agreement with Mattress Firm, a business unit of SGI to expand its inventory of our products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots.

Accordingly, we concluded that we will have sufficient liquidity to fund our operations for at least one year from the date of this Quarterly Report on Form 10-Q.

Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy our liquidity requirements in the future, including the related party loan due December 31, 2026 (see Note 10 — Debt). If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 - Leases of the unaudited condensed consolidated financial statements for additional information on leases.

Cash Flows for the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

The following summarizes our cash flows for the six months ended June 30, 2025, and 2024 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(27,062)	$(25,730)
Net cash used in investing activities	(5,144)	(5,253)
Net cash provided by financing activities	37,443	27,534
Net increase (decrease) in cash	5,237	(3,449)
Cash, beginning of the period	29,011	26,857
Cash, end of the period	$34,248	$23,408

Cash used in operating activities was $27.1 million and $25.7 million for the six months ended June 30, 2025, and 2024, respectively. Significant components of the $1.4 million year-over-year increase in in cash used in operating activities included a $7.6 million increase in cash used from the changes in operating assets and liabilities and $7.5 million increase in cash used due to a decrease in the net noncash adjustments, partially offset by a $13.7 million decrease in net loss.

Cash used in investing activities reflected net capital expenditures of $5.1 million and $5.3 million for the six months ended June 30, 2025, and 2024, respectively. Capital expenditures in the first six months of 2025 primarily consisted of additional investments made in our manufacturing operations.

Cash provided by financing activities was $37.4 million during the six months ended June 30, 2025, compared to $27.5 million during the six months ended June 30, 2024. Financing activities during the first six months of 2025 included $39.0 million of proceeds from the additional financing offset in part by $1.6 million in payments for debt issuance costs. Financing activities during the first six months of 2024 included $61.0 million of proceeds received from the Related Party Loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the term loans from the 2023 credit agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 credit agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 and amended by the 2025 Amendment and the Second 2025 Amendment, bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of June 30, 2025, we had $117.1 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.2 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Amended and Restated Credit Agreement, we have mandatory prepayment obligations, including upon certain asset dispositions, equity issuances, debt incurrences and extraordinary receipts of cash. As amended by the 2025 Amendment, we may be required to make substantial “make-whole” payments to the Lenders. If required to prepay or pay such make-whole payments, we may lack the liquidity to do so, resulting in default. Prepayments, including make-whole payments, would also divert resources from operating expenses, potentially harming relationships with suppliers, hindering growth strategies, and jeopardizing our business continuity. In addition, such payments could result in holders of our Class A common stock not receiving any consideration in a sale of our business, or if we were to liquidate, dissolve, or wind-up, either voluntarily or involuntarily.

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

In connection with the preparation of our 2024 financial statements, we undertook a going concern assessment and concluded the Company will have sufficient liquidity for its operations for at least one year from the date those consolidated financial statements were issued. However, there can be no assurance that we will be able to maintain the liquidity necessary to fund our long-term operations and growth strategies, or repay our debt obligations when due. As a result, we may need to secure additional sources of liquidity to fund our long-term operating activities and capital expenditures. However, there can be no assurance that we will be able to obtain additional financing as needed on terms favorable to us, or at all. If we fail to meet liquidity and capital requirements, we may need to scale back or halt our growth plans, risking slower growth, losing suppliers, failing to meet customer demands, and losing employees. We may also need to restructure our obligations or pursue other measures to address any liquidity deficiency.

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

Future equity or debt financings may involve issuing securities likely to be dilutive to our existing stockholders, such as warrants, as we did on January 23, 2024 when we issued to the Lenders, as partial consideration for their entering into the Amended and Restated Credit Agreement, warrants (the “2024 Warrants”) to purchase 20.0 million shares of our common stock (approximately 19% of our currently outstanding common stock) at a price of $1.50 per share, subject to certain adjustments. In addition, on March 12, 2025, we issued to the 2025 Lenders, as partial consideration for their entering into the 2025 Amendment, warrants to purchase 6.2 million shares of our common stock, and on May 2, 2025 we issued to the 2025 Lenders, as partial consideration for their entering into the Second 2025 Amendment, warrants to purchase 6.6 million shares of our common stock and on May 2, 2025 we issued to SGI as partial consideration for their entering into the SGI Agreement, warrants to purchase 8.0 million shares of our common stock at a price of $1.50 per share, subject to certain adjustments. The exercise of such warrants and/or any additional similar securities in the future would dilute the value and amount of our common stock. Similarly, any new securities we may issue may carry preferences, superior voting rights, or additional terms that could adversely affect shareholders of our common stock. Future capital raising efforts may incur substantial costs, such as investment banking, legal, and accounting fees, and could lead to non-cash expenses that negatively impact our financial condition.

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

We sell products through wholesale partnerships and may seek to expand these relationships. However, these wholesale partnerships may not be profitable and could incur additional costs compared to our DTC operations. In addition, an expansion of these relationships may concentrate our business with one customer resulting in greater reliance on that customer, which could adversely affect our ability to grow our business and compete in our industry. Wholesale relationships may be terminated or modified, or wholesale partners may reduce orders or fail to meet their obligations, resulting in lost sales and adversely affecting our financial performance, results of operations and financial condition. Disputes with partners or the termination or amendment of agreements could lead to expenses, delayed payments, liabilities, and distractions from our strategic objectives. If we cannot renew or replace agreements on favorable terms, it could harm our business. Wholesale partners may also compete against us in key channels, harming our business. Maintaining these relationships may require significant resources and could limit our sales channels, adversely affecting other areas of our business.

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

We recently increased our use of third-party manufacturers to assemble certain of our products using Company-made Hyper-Elastic Polymer material. We depend on our third-party manufacturers to maintain high levels of productivity and satisfactory delivery schedules. These third-party manufacturers may experience difficulties assembling our products, particularly in the early stages of their engagement as they develop expertise in assembling our products to our standards. For example, we have experienced temporary issues with third-party manufacturers assembling our mattresses. Though such issues were quickly resolved, in the future if we do not remedy such problems our business could be harmed. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business.

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
3.1	Certificate of Elimination of the Preferred Stock of the Company, dated May 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
4.1	First Amendment to the Stockholders Right Agreement, dated May 6, 2025, between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
4.2	Form of Loan Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
4.3	Form of SGI Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
4.4#	Third Amended and Restated Registration Rights Agreement, dated as of May 2, 2025, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, and Coliseum Capital Co-Invest III, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
10.1#	Second Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2025, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC - Series A, and CSC Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
10.2#	Registration Rights Agreement, dated as of May 2, 2025, by and between Purple Innovation, Inc. and Somnigroup International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
10.3*+	Form of Restricted Stock Unit Grant Agreement relating to Special Incentive Bonus Equity Grants
10.4*+	Letter Agreement between the Company and Todd E. Vogensen dated March 12, 2025
10.5*+	Letter Agreement between the Company and Eric S. Haynor dated March 12, 2025
10.6*+	Letter Agreement between the Company and John J. Roddy dated March 12, 2025
10.7*+	Second Amendment dated March 12, 2025, to Amended and Restated Employment Agreement of Robert T. DeMartini
10.8*‡	Second Amendment dated May 2, 2025, to Master Retailer Agreement between the Company and Mattress Firm, Inc.
10.9*‡	Amended and Restated Master Vendor Supply and Services Agreement dated May 2, 2025, between the Company and Tempur Sherwood, LLC.
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.
‡	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: July 29, 2025	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2025	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2025	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)