Form 10-Q
period 2025-09-30
Purple Innovation, Inc.
filed 2025-11-04
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 NORTH CHAPEL RIDGE ROAD SUITE 200 LEHI, UTAH	84048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 756-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The NASDAQ Stock Market LLC

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

As of November 3, 2025, 108,245,876 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 163,052 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,358	$29,011
Accounts receivable, net	25,210	33,057
Inventories	65,770	56,863
Prepaid expenses	7,401	6,023
Other current assets	5,667	1,414
Total current assets	136,406	126,368
Property and equipment, net	79,495	93,874
Operating lease right-of-use assets	70,668	75,516
Intangible assets, net	6,895	8,890
Other long-term assets	8,657	3,197
Total assets	$302,121	$307,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,661	$40,639
Accrued compensation	7,765	9,415
Customer prepayments	5,209	6,411
Accrued rebates and allowances	13,820	10,013
Accrued warranty liabilities – current portion	7,635	6,114
Operating lease obligations – current portion	16,379	15,661
Other current liabilities	10,628	12,750
Total current liabilities	97,097	101,003
Related party debt	102,889	55,394
Accrued warranty liabilities, net of current portion	24,163	26,091
Operating lease obligations, net of current portion	80,837	87,072
Warrant liabilities	22,032	16,067
Other long-term liabilities	2,010	2,009
Total liabilities	329,028	287,636
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 108,246 issued and outstanding at September 30, 2025, and 107,545 issued and outstanding at December 31, 2024	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 163 issued and outstanding at September 30, 2025, and at December 31, 2024	—	—
Additional paid-in capital	595,118	594,053
Accumulated deficit	(622,068)	(573,866)
Total stockholders’ equity (deficit) attributable to Purple Innovation, Inc.	(26,939)	20,198
Noncontrolling interest	32	11
Total stockholders’ equity (deficit)	(26,907)	20,209
Total liabilities and stockholders’ equity (deficit)	$302,121	$307,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$118,766	$118,598	$328,037	$358,902
Cost of revenues:
Cost of revenues	67,915	70,546	197,462	220,190
Cost of revenues - restructuring related charges	—	12,859	995	12,859
Total cost of revenues	67,915	83,405	198,457	233,049
Gross profit	50,851	35,193	129,580	125,853
Operating expenses:
Marketing and sales	40,120	42,939	107,362	125,778
General and administrative	15,200	17,266	44,678	55,111
Research and development	2,367	2,920	6,997	10,572
Restructuring, impairment and other related charges	5,290	18,881	11,387	18,881
Total operating expenses	62,977	82,006	170,424	210,342
Operating loss	(12,126)	(46,813)	(40,844)	(84,489)
Other income (expense):
Interest expense	(8,203)	(4,394)	(20,424)	(13,029)
Other income, net	1,742	7,165	1,812	11,612
Loss on extinguishment of debt	—	—	—	(3,394)
Change in fair value – warrant liabilities	6,892	4,795	11,319	(111)
Total other income (expense), net	431	7,566	(7,293)	(4,922)
Net loss before income taxes	(11,695)	(39,247)	(48,137)	(89,411)
Income tax expense	(53)	(63)	(148)	(176)
Net loss	(11,748)	(39,310)	(48,285)	(89,587)
Net loss attributable to noncontrolling interest	(28)	(82)	(83)	(169)
Net loss attributable to Purple Innovation, Inc.	$(11,720)	$(39,228)	$(48,202)	$(89,418)

Net loss per share:
Basic	$(0.11)	$(0.36)	$(0.45)	$(0.84)
Diluted	$(0.11)	$(0.36)	$(0.45)	$(0.84)

Weighted average common shares outstanding:
Basic	108,245	107,508	108,026	107,008
Diluted	108,409	107,508	108,191	107,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	410	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	107,955	$11	165	$—	$594,332	$(593,003)	$1,340	$(10)	$1,330
Net loss	—	—	—	—	—	(17,345)	(17,345)	(26)	(17,371)
Stock-based compensation	—	—	—	—	477	—	477	—	477
Issuance of stock under equity compensation plans	289	—	—	—	(100)	—	(100)	—	(100)
Accrued Distribution True-up	—	—	—	—	85	—	85	—	85
Impact of transactions affecting NCI	—	—	—	—	(96)	—	(96)	96	—
Balance – June 30, 2025	108,244	$11	165	$—	$594,698	$(610,348)	$(15,639)	$60	$(15,579)
Net loss	—	—	—	—	—	(11,720)	(11,720)	(28)	(11,748)
Stock-based compensation	—	—	—	—	420	—	420	—	420
Exchange of stock	2	—	(2)	—	—	—	—	—	—
Balance – September 30, 2025	108,246	$11	163	$—	$595,118	$(622,068)	$(26,939)	$32	$(26,907)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(50,217)	(50,217)	(51)	(50,268)
Stock-based compensation	—	—	—	—	492	—	492	—	492
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	473	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(33)	—	(33)	33	—
Balance – March 31, 2024	107,480	$11	205	$—	$591,724	$(526,186)	$65,549	$167	$65,716
Net income (loss)	—	—	—	—	—	27	27	(36)	(9)
Stock-based compensation	—	—	—	—	825	—	825	—	825
Issuance of common stock under equity compensation plans	23	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – June 30, 2024	107,503	$11	205	$—	$592,541	$(526,159)	$66,393	$139	$66,532
Net loss	—	—	—	—	—	(39,228)	(39,228)	(82)	(39,310)
Stock-based compensation	—	—	—	—	791	—	791	—	791
Exchange of stock	13	—	(13)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	11	—	11	(11)	—
Balance – September 30, 2024	107,516	$11	192	$—	$593,343	$(565,387)	$27,967	$46	$28,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,285)	$(89,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,659	27,448
Non-cash interest	9,537	5,303
Paid-in-kind interest	11,266	7,028
Non-cash restructuring, impairment and other related charges	3,775	20,115
Loss on extinguishment of debt	—	3,394
Loss on disposal of property and equipment	318	770
Change in fair value – warrant liabilities	(11,319)	111
Stock-based compensation	1,265	2,108
Changes in operating assets and liabilities:
Accounts receivable	7,847	8,140
Inventories	(8,907)	2,971
Prepaid expenses and other assets	755	378
Operating leases, net	(2,080)	(2,105)
Accounts payable	(4,464)	(16,558)
Accrued compensation	(1,650)	10,045
Customer prepayments	(1,202)	(1,940)
Accrued rebates and allowances	307	(3,203)
Accrued warranty liabilities	(407)	(621)
Other accrued liabilities	(4,445)	1,592
Net cash used in operating activities	(28,030)	(24,611)

Cash flows from investing activities:
Sale of property and equipment	464	—
Purchase of property and equipment	(6,076)	(6,160)
Investment in intangible assets	(454)	(221)
Net cash used in investing activities	(6,066)	(6,381)

Cash flows from financing activities:
Proceeds from related party loan	39,000	61,000
Payments on term loan	—	(25,000)
Payments on revolving line of credit	—	(5,000)
Payments for debt issuance costs	(1,557)	(3,466)
Net cash provided by financing activities	37,443	27,534

Net increase (decrease) in cash and cash equivalents	3,347	(3,458)
Cash and cash equivalents, beginning of the year	29,011	26,857
Cash and cash equivalents, end of the period	$32,358	$23,399

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$116	$46
Cash paid during the period for income taxes	$173	$305

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$271	$352
Warrants issued	$17,284	$—
Amendment fee added to principal of loan	$1,215	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2025, Purple Inc. held 99.85% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.15% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or other future year.

Liquidity

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with its preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements. The Company had cash and cash equivalents of approximately $32.4 million and an accumulated deficit of $622.1 million at September 30, 2025, a net loss of $48.2 million and net cash used in operating and investing activities of $34.1 million for the nine months ended September 30, 2025. During the first nine months of 2025, the Company entered into the 2025 Amendment (as defined below) and the Second 2025 Amendment (as defined below) of the Amended and Restated Credit Agreement, pursuant to which it received an aggregate of $39.0 million in additional term loan proceeds.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has also taken a number of other actions to increase cash flow. In August 2024, the Company implemented the Restructuring Plan (as defined below) to consolidate manufacturing operations to create efficiencies and cost savings. The Company has realized and plans to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. The Company has taken additional cost-saving initiatives in the first nine-months of 2025 to maintain liquidity to support its operations and strategies. Additionally, the Company entered into an agreement with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”) to expand its inventory of the Company’s products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots (see Note 13 — Commitments and Contingencies, SGI Commercial Arrangements).

Accordingly, the Company concluded that it will have sufficient liquidity to fund its operations for at least one year from the date this Quarterly Report on Form 10-Q is issued.

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

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2025, Purple Inc. had a 99.85% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.15% of the economic interest in Purple LLC as of September 30, 2025. For further discussion see Note 15 — Stockholders’ Equity.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements and related disclosures.

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

The following table summarizes the restructuring, impairment and other related charges the Company has recognized since the restructuring announcement in 2024 through the third quarter of 2025 in its consolidated statement of operations (in thousands):

	Cost of Revenues	Operating Expenses	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$241	$942	$3,451	$4,634
Other costs	688	—	2,414	3,102
Total cash charges	929	942	5,865	7,736
Non-cash charges:
Accelerated depreciation	11,482	—	5,507	16,989
Inventory write-downs	4,026	—	—	4,026
Write-down of long-lived assets	—	—	6,112	6,112
Impairment of assets	—	—	13,916	13,916
Total non-cash charges	15,508	—	25,535	41,043
Total restructuring, impairment and other related charges	$16,437	$942	$31,400	$48,779

Of the $7.7 million of employee-related and other cash charges incurred since inception of the restructuring activities, the Company recognized $0.1 million and $2.9 million during the three and nine months ended September 30, 2025. Similarly, of the combined charges incurred related to accelerated depreciation, write-down of long-lived assets and impairment of assets of $37.0 million since the inception of the restructuring activities, the Company recognized $5.2 million and $9.5 million during the three and nine months ended September 30, 2025, respectively. Finally, of the inventory write-downs recognized since inception of the restructuring activities of $4.0 million, no charges were recorded during the three and nine months ended September 30, 2025.

Accelerated depreciation primarily represents $17.0 million of increased depreciation expense associated with shortening the useful lives of the production equipment and leasehold improvements at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets will remain in service.

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

The following table summarizes activity for the nine months ended September 30, 2025 associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the consolidated statement of operations, that will be settled in cash and are included in accounts payable or accrued compensation on the unaudited condensed consolidated balance sheets (in thousands):

Liability balance at December 31, 2024	$993
Employee-related costs – restructuring charges	354
Other costs – restructuring charges	1,991
Cash paid	(3,330)
Liability balance at September 30,2025	$8

There are no additional restructuring charges expected to be incurred in the future.

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

The estimated fair value of the Company’s debt arrangements is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the May 2025 issuance of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. As of September 30, 2025, the estimated fair value of the Company’s debt arrangements was $113.0 million.

The significant inputs to the valuation model were as follows:

September 30,
2025
Interest rate volatility	6 - 15%
Risk free interest rate	3.66%
SOFR interest rate	3.99%
Discount rate	36 – 38%

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2025 (in thousands):

Fair value as of December 31, 2024	$16,067
Initial measurement at time of issuance(1)	17,284
Change in valuation inputs(2)	(11,319)
Fair value as of September 30, 2025	$22,032

(1)	The Company issued 6.2 million warrants on March 12, 2025, and 14.6 million warrants on May 2, 2025. See Note 11 – Warrant Liabilities.

(2)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

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

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales Category	2025	2024	2025	2024
e-commerce	$45,275	$50,211	$133,756	$148,351
Showrooms	21,950	20,612	55,705	55,550
Wholesale	51,541	47,775	138,576	155,001
Revenues, net	$118,766	$118,598	$328,037	$358,902

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.2 million and $6.4 million at September 30, 2025, and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2024.

6. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$19,229	$20,193
Work-in-process	7,864	6,602
Finished goods	38,677	30,068
Inventories	$65,770	$56,863

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Equipment	$80,334	$70,900
Equipment in progress	6,262	13,130
Leasehold improvements	58,775	57,936
Furniture and fixtures	30,330	32,699
Office equipment	1,624	1,611
Total property and equipment	177,325	176,276
Accumulated depreciation	(97,830)	(82,402)
Property and equipment, net	$79,495	$93,874

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2025, or December 31, 2024. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.1 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, and totaled $0.2 million and $0.9 million during the three and nine months ended September 30, 2024, respectively. Depreciation expense was $8.8 million and $17.1 million during the three and nine months ended September 30, 2025, respectively, and was $13.5 million and $23.7 million during the three and nine months ended September 30, 2024, respectively. Included in depreciation expense for the three and nine months ended September 30, 2025, was $5.2 million and $5.6 million, respectively, related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.7 million and $1.0 million at September 30, 2025, and December 31, 2024, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$4,543	$4,808	$13,891	$14,772
Variable lease costs	1,149	1,033	3,353	3,075
Short term lease cost	63	—	169	—
Sublease income	(1,158)	—	(2,099)	—
Total lease costs	$4,597	$5,841	$15,314	$17,847

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at September 30, 2025 (in thousands):

2025 (excluding the nine months ended September 30, 2025)(a)	$5,460
2026	22,079
2027	19,861
2028	19,647
2029	16,820
Thereafter	34,270
Total operating lease payments	118,137
Less – lease payments representing interest	(20,921)
Present value of operating lease payments	$97,216

(a)	Amount consists of $5.6 million of undiscounted cash flows offset by $0.1 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2025.

As of September 30, 2025, and December 31, 2024, the weighted-average remaining term of operating leases was 6.1 years and 6.8 years, respectively, and the weighted-average discount rate of operating leases was 6.04% and 6.09%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in present value of operating lease liabilities (b)	$16,644	$12,426
Right-of-use assets obtained in exchange for operating lease liabilities	7,305	2,981

(b)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued sales returns	$3,625	$6,515
Accrued sales and use tax and property tax	2,604	3,059
Insurance financing	2,746	1,328
Asset retirement obligation	1,132	1,440
Other	521	408
Total other current liabilities	$10,628	$12,750

10. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Related party loan	$122,160	$70,679
Less: unamortized debt issuance costs	(19,271)	(15,285)
Total debt	102,889	55,394
Current portion of debt and unamortized issuance costs	—	—
Debt, net of current portion	$102,889	$55,394

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

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the three and nine months ended September 30, 2025, consisted of paid-in-kind interest of $4.5 million and $11.3 million, respectively, and debt issuance cost amortization of $3.9 million and $9.5 million, respectively. Interest expense under the Related Party Loan for the three and nine months ended September 30, 2024, consisted of paid-in-kind interest of $2.7 million and $7.0 million, respectively, and debt issuance cost amortization of $1.9 million and $5.3 million, respectively. The effective interest rate was 14.68% and 14.68% for the three and nine months ended September 30, 2025, respectively, and 15.66% and 15.73% for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement as amended by the 2025 Amendment and the Second 2025 Amendment.

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

	September 30,	December 31,
	2025	2024
Trading price of common stock on measurement date	$0.93	$0.78
Exercise price	$1.50	$1.50
Risk free interest rate	3.95 – 4.04%	4.45%
Warrant life in years	8.32 – 9.45	9.06
Expected volatility	88.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	70.0%	25.0%
Estimated date of event causing a warrant re-price	March 2026	January 2029

The Warrants had a fair value of $22.0 million as of September 30, 2025. The Company recognized a $6.9 million and a $11.3 million gain in its unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively related to a net decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at previous measurement dates. The Company recorded a gain of $4.8 million for the three months ended September 30, 2024 and a loss of $0.1 million for the nine months ended September, 2024 related to the change in fair value of the 2024 Warrants outstanding at the end of the period compared to the fair value of the warrants at previous measurement dates.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Asset retirement obligations	$1,144	$1,098
Other	866	911
Total other long-term liabilities	$2,010	$2,009

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for warranty costs are based on the results of product testing, industry and historical trends and warranty claim rates incurred, and are adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $31.8 million and $32.2 million in estimated future warranty costs as of September 30, 2025, and December 31, 2024, respectively.

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis compensation expense in its unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The Company recorded a compensation expense reduction of $0.2 million for the three months ended September 30, 2024, and a $0.1 million compensation expense for the nine months ended September 30, 2024, in its unaudited condensed consolidated statement of operations related to the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% was to be paid in August 2025. Certain members of the Company’s senior leadership team agreed to postpone their August 2025 payment until January 2026 for a 15% premium on the amount that was due to be paid in August 2025. Related to this bonus payment, the Company recorded a $0.4 million and $1.3 million compensation expense for the three and nine months ended September 30, 2025, respectively and $0.9 million and $2.3 million compensation expense for the three and nine months ended September 30, 2024, respectively, in its unaudited condensed consolidated statement of operations.

Long-Term Incentive Cash Bonus Award

On July 17, 2025, the Board unanimously approved a cash long-term incentive award to those employees eligible to participate in the Company’s 2017 Plan (as defined below). The incentive award payment is based on a combination of time-based payments over a three-year period and performance-based payments paid in three years if certain financial performance targets are met.

On June 20, 2024, the Board unanimously approved a performance cash long-term incentive award to those employees eligible to participate in the Company’s 2017 Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Class A common stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change.

The Company recorded $0.2 million of compensation expense in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2025, and a de minimis amount for the three and nine months ended September 30, 2024 related to these future cash award payments.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Settlement of Insurance Claim

In January 2024, the Company received a $4.3 million payment for partial settlement of a previously filed business interruption claim which was recorded during the first quarter of 2024 as other income, net in the unaudited condensed consolidated statement of operations. In July 2024, pursuant to the same previously filed business interruption claim, the Company received the remaining settlement payment amount of $7.3 million which was recorded during the third quarter of 2024 as other income, net in the unaudited condensed consolidated statement of operations.

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

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the unaudited condensed consolidated balance sheets. The Company recorded $0.3 million and $0.5 million as a reduction of revenue for the three and nine months ended September 30, 2025, respectively. Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027.

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 8.0 million shares of the Company’s Class A common stock at a strike price of $1.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $0.6 million and $1.0 million as a reduction of revenue for the three and nine months ended September 30, 2025.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs appealed. After oral arguments, on April 3, 2025, the Utah Court of Appeals ordered that the case return to the District Court for further fact finding. The Utah Supreme Court declined to hear the case, sending back for further action at the trial court that will continue into 2026. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims.

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

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pay all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods. On September 30, 2024, the plaintiffs filed an amended complaint adding a claim for penalties under California’s Private Attorneys General Act. Purple LLC and the plaintiffs mediated the claims on May 8, 2025, which resulted in the parties agreeing to a settlement. The settlement agreement has been signed by the parties. The California Superior Court is expected to approve the settlement.

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

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At September 30, 2025, 108.2 million shares of Class A common stock were outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At September 30, 2025, 0.2 million shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At September 30, 2025, there were no shares of preferred stock outstanding.

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

The Rights provided that they expire on the earliest to occur of (i) the close of business on June 30, 2025; (ii) the time at which the Rights are redeemed (as discussed below) or exchanged by the Company; (iii) the repeal of Code Section 382, if the Board determines that the NOL Rights Plan is no longer necessary for the preservation of the Current NOLs; or (v) the beginning of a taxable year of the Company to which the Board determines that no Current NOLs may be carried forward.

The initial issuance of the Rights as a dividend had no tax, financial accounting or reporting impact. The fair value of the Rights is nominal, since the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and therefore were not accounted for as a long-term obligation. Accordingly, the NOL Rights Plan and the Rights issued thereunder have no impact on the Company’s unaudited consolidated financial statements.

On May 6, 2025, the Board approved the early termination of the NOL Rights Plan, effective May 7, 2025.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOL Protective Charter Amendment

Concurrently with the adoption of NOL Rights Plan, on June 27, 2024, the Board adopted, and recommended that the Company’s stockholders approve at the Special Meeting, the NOL Protective Charter Amendment that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding any transfer of common stock that results in any Person holding 4.9% or more of the outstanding common stock of the Company (or, in the case of a Person already holding more than 4.9% of the outstanding common stock of the Company as of the date of the NOL Protective Charter Amendment, one-half of one percentage point of the outstanding common stock of the Company above their current ownership percentage). At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment. Any acquisition of common stock in violation of the NOL Protective Charter Amendment would be void as of the date it is attempted.

On May 6, 2025, the Board approved the early termination of the NOL Protective Charter Amendment, effective May 7, 2025.

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
2024 Warrants	20,000	20,000
2025 Warrants	6,230	—
2025 Additional Warrants	6,557	—
SGI Warrants	8,000	—
Total Warrants	40,787	20,000

The following table provides the exercise price and expiration date for each warrant tranche as of September 30, 2025:

	Warrant Share Equivalents (000’s)	Exercise Price (a)	Expiration Date
2024 Warrants	20,000	$1.50	January 23, 2034
2025 Warrants	6,230	$1.50	March 12, 2035
2025 Additional Warrants	6,557	$1.50	March 12, 2035
SGI Warrants	8,000	$1.50	March 12, 2035

(a)	Subject to adjustment.

While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder. This redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At September 30, 2025, and December 31, 2024, the combined NCI percentage in Purple LLC was 0.15%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

The Company reported $0.1 million in various state tax expenses on a pretax loss of $48.1 million for the nine months ended September 30, 2025, as compared to various state taxes of $0.2 million on a pretax loss of $89.4 million for the nine months ended September 30, 2024. This resulted in an effective tax rate of (0.31%) for the nine months ended September 30, 2025, as compared to (0.20%) for the nine months ended September 30, 2024. The Company’s effective tax rate for the nine months ended September 30, 2025, differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at September 30, 2025.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2025, the Company had unrecognized tax benefits of $1.1 million.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impacts of OBBBA enacted during the quarter. There was not a material impact to the income tax expense or effective tax rate for the quarter ended September 30, 2025.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(11,720)	$(39,228)	$(48,202)	$(89,418)
Add – net loss attributed to noncontrolling interest	(28)	—	(83)	—
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(11,748)	$(39,228)	$(48,285)	$(89,418)
Denominator:
Weighted average shares—basic	108,245	107,508	108,026	107,008
Add – dilutive effect of Class B common stock	164	—	165	—
Add – dilutive effect of equity securities	—	—	—	—
Weighted average shares—diluted	108,409	107,508	108,191	107,008
Net loss per common share:
Basic	$(0.11)	$(0.36)	$(0.45)	$(0.84)
Diluted	$(0.11)	$(0.36)	$(0.45)	$(0.84)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	40,787	20,000	40,787	20,000
Restricted stock units	3,141	2,253	3,165	2,432
Stock options	500	554	500	554
Class B common stock	—	200	—	203

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of September 30, 2025, an aggregate of 1.8 million shares remain available for issuance or use under the 2017 Plan.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2025:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2025	529	$7.17	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(29)	13.12	—	—
Options outstanding as of September 30, 2025	500	$6.82	1.5	$—

Outstanding and exercisable stock options as of September 30, 2025, are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	1.5	500	1.5	$—

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. Stock option expense was de minimis for the three and nine months ended September 30, 2025, and 2024.

As of September 30, 2025, all outstanding stock options have been expensed and there is no remaining amount of unrecognized stock compensation cost. There were no stock options that vested during the nine months ended September 30, 2025.

Employee Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 1.2 million restricted stock units under the 2017 Plan to certain members of the Company’s management team. The restricted stock awards had a grant date fair value of $0.8 million or $0.66 per share. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2025:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2025	3,808	$1.91
Granted	1,150	0.66
Vested	(919)	2.22
Forfeited	(898)	2.30
Nonvested restricted stock units as of September 30, 2025	3,141	$1.25

The Company recorded restricted stock unit expense of $0.4 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.1 million during the three and nine months ended September 30, 2024, respectively.

For restricted stock units outstanding as of September 30, 2025, there were $1.8 million of total unrecognized stock compensation costs with a remaining recognition period of 1.5 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$77	$104	$279	$294
Marketing and sales	65	167	(44)	391
General and administrative	225	440	834	1,195
Research and development	53	80	196	228
Total non-cash stock-based compensation	$420	$791	$1,265	$2,108

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.7 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$118,766	$118,598	$328,037	$358,902
Reductions (additions):
Cost of revenues	67,915	70,546	197,462	220,190
Cost of revenues – restructuring related charges	—	12,859	995	12,859
Advertising expense	16,904	16,297	39,178	45,026
Marketing sales expense	7,089	8,491	20,757	26,484
Wholesale marketing and sales expense	5,484	5,059	14,787	15,939
Showrooms marketing and sales expense	10,643	13,092	32,640	38,329
General and administrative expense	15,200	17,266	44,678	55,111
Research and development expense	2,367	2,920	6,997	10,572
Restructuring, impairment and other related charges	5,290	18,881	11,387	18,881
Other segment items, net (d)	(431)	(7,566)	7,293	4,922
Income tax expense	53	63	148	176
Net loss attributable to noncontrolling interest	(28)	(82)	(83)	(169)
Net reductions	130,486	157,826	376,239	448,320
Segment net loss	$(11,720)	$(39,228)	$(48,202)	$(89,418)

(d)	Other segment items, net include interest expense, other (income) expense, net, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three and nine months ended September 30, 2025, and 2024 sales of other products accounted for approximately 3.0% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In the three and nine months ended September 30, 2025, and 2024 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 17.1% and 29.4% of accounts receivable at September 30, 2025 and December 31, 2024, respectively, and approximately 17.3% and 14.8% of net revenue during the three and nine months ended September 30, 2025, respectively, and approximately 13.0% and 13.9% of net revenue during the three and nine months ended September 30, 2024, respectively.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 14, 2025, and our Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2025, and July 30, 2025. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At September 30, 2025, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

Our third quarter 2025 revenue increased slightly compared to last year, reflecting the continued execution of our strategic priorities. Wholesale revenue grew 7.9% during the quarter as our Mattress Firm expansion continues, showroom revenue increased 6.5% as we continue to catch up from the second quarter backlog and e-commerce was down 9.8% as we continue to evolve our website experience. Gross profits were up to 42.8% mainly to the reduction in our restructuring costs over last year as we have now completed that plan. We also have realized the benefits of the continued improvement in lowering material costs from ongoing sourcing initiatives and the recent actions to reduce our cost of warranty returns. Operating expenses continue to decline as we have improved advertising efficiency, implemented numerous cost reduction efforts and closely managed our expenses with disciplined cost controls.

On May 2, 2025, we entered into the Second Amendment to Master Retailer Agreement with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of our products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. This rollout is progressing well, with Purple products now being represented in Mattress Firm’s full store network, representing approximately 9,200 slots today, keeping us on pace for the minimum 12,000 slots in 2026. This expansion represents roughly $20 million in incremental revenue this year and we anticipate approximately $70 million next year. In partnership with Mattress Firm, we are developing an exclusive Luxe product for Mattress Firm, scheduled to launch early next year, which will increase our total slot count to the contractual minimum. Also on May 2, 2025, we entered into the Sherwood Agreement with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that we sell to Mattress Firm.

The new Rejuvenate 2.0 collection launched in the second quarter 2025 and is available across all of our showroom locations. Our showrooms delivered strong performance during the quarter with net revenue increasing over the same period last year by 6.5% to $22.0 million and year over year comparable sales increasing by 12.0%, reflecting the strength of our premium positioning and value proposition. Momentum remains strong in our showrooms as Rejuvenate 2.0 mattress sales nearly doubled year over year. Since the launch, we have sold more than 3,000 units through our direct channels. In conjunction with the launch of Rejuvenate 2.0, we are expanding with other wholesale partners. For our new Rejuvenate 2.0 collection, slot placement with our other wholesale partners have increased 68% compared to last year.

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve efficiencies in our operations that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan includes the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities was completed in the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at our Utah headquarters was completed in August 2024. The Restructuring Plan is now complete. During the three months ended September 30, 2025, we recognized $5.3 million in costs relating to the Restructuring Plan, which related to the write-off of equipment that was determined to have no future use.

In addition, we continue to implement additional cost savings measures in 2025 beyond those implemented pursuant to our Restructuring Plan.

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

The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three and nine months ended September 30, 2025, we incurred a gain of $6.9 million and $11.3 million due to the decrease in the fair value of the warrants outstanding at September 30, 2025.

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

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Tariffs impacted us by approximately $2.0 million in the third quarter due to our mitigation efforts which have reduced the overall impact to our initial expectations. While future changes in tariffs are difficult to predict, we currently estimate the total cost exposure in 2025 to be less than our previous $10 million estimate, due to a combination of our mitigation efforts and changes to the underlying tariff rates. We have begun shifting sourcing outside of China, and in July, we implemented price increases on select products, including two mattress models. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions.

Executive Summary – Results of Operations

Net revenues increased $0.2 million, or 0.1%, to $118.8 million for the three months ended September 30, 2025, compared to $118.6 million for the three months ended September 30, 2024. The increase reflects the continued execution of our strategic priorities. Wholesale revenue grew 7.9% during the quarter as our Mattress Firm expansion continues, showroom revenue increased 6.5% as we continue to catch up from the second quarter backlog of Rejuvenate 2.0 deliveries and e-commerce was down 9.8% as we continue to evolve our website experience.

Gross profit increased $15.7 million, or 44.5%, to $50.9 million for the three months ended September 30, 2025, compared to $35.2 million for the three months ended September 30, 2024. Our gross profit percentage increased to 42.8% of net revenues in the third quarter of 2025 from 29.7% in the third quarter of 2024. The increase in gross profit is due mainly to the completion of our Restructuring Plan, as we had fewer costs this year, continued improvement in lowering material costs, improving operating efficiency and the recent actions to reduce our cost of warranty returns.

Operating expenses decreased $19.0 million, or 23.2% to $63.0 million for the three months ended September 30, 2025, compared to $82.0 million for the three months ended September 30, 2024. This decrease was driven by a $13.6 million decrease in restructuring costs and a $6.5 million decrease in employee related expenses, partially offset by $1.0 million decrease in all other operating expenses.

Other income (expense), net decreased $7.1 million, or 94.3% to other income (expense), net of $0.4 million for the three months ended September 30, 2025, compared to other income (expense), net of $7.6 million for the three months ended September 30, 2024. The other income (expense), net in the third quarter of 2025 consists of $6.9 million gain on the change in fair value of warrants and $1.7 million in other income, partially offset by interest expense of $8.2 million. The other income (expense), net in the third quarter of 2024 consists of $4.8 million gain on the change in fair value of warrants and all other income, net of $7.2 million due to an insurance claim payment, partially offset by $4.4 million in interest expense.

Net loss attributable to Purple Inc. was $11.7 million for the three months ended September 30, 2025 compared to a $39.2 million net loss attributable to Purple Inc. for the three months ended September 30, 2024. The $27.5 million decrease in net loss was primarily due to $26.5 million in lower costs as a result of our Restructuring Plan, $8.1 million in operational efficiency improvements and other cost reduction efforts and $2.1 million in increased gain on fair value of warrant liabilities, partially offset by a $5.4 million reduction in insurance claims and other proceeds received in 2024 and $3.8 million in increased interest expense.

Outlook for Growth

We believe we are well positioned to grow our business given our new grid innovation, evolved messaging strategy, the Restructuring Plan and other cost saving initiatives. We believe we are entering the fourth quarter with significant momentum that we believe will continue building through the end of the year, with fourth quarter to date revenues up in the low-double digits percentage range versus the same period last year. We are seeing validation of our brand and innovation strategy through the success of Rejuvenate 2.0, which has sold more than twice as many units as our Rejuvenate 1.0 in the prior year through our direct channels, the growing momentum behind our Mattress Firm expansion, which is rolling out across the country, the deepening partnership with Costco as we prepare to launch in 450 clubs for their year-end furniture show and the strong interest from other traditional and non-traditional partners. Our Path to Premium Sleep strategy remains focused on the following three key initiatives to drive sustainable and profitable market share:

●	Pioneer new technologies to maintain our competitive advantage. Our strategy focuses on offering a differentiated product that we believe provides unique benefits and higher customer satisfaction, all fueled by our proprietary flexible gel technology. Advancements and innovation in our grid technology have led to a new grid technology marking a significant advancement in our product lineup. We believe that our new DreamLayer grid, stacked with our original grid, creates a unique combination that further differentiates us in the market while driving superior comfort and support for an even more premium sleep experience. This advancement resulted in a refresh of our current Rejuvenate line. The new Rejuvenate 2.0 collection launched in the second quarter 2025 and has been one of the most successful product introductions in our history. In our showrooms, Rejuvenate 2.0 has sold more than twice the number of units, almost doubling net revenue compared to Rejuvenate 1.0 in the same period last year. In addition, we have significantly expanded our distribution of pillows by launching our renowned DreamLayer and Freeform pillows into our wholesale channel. In the second quarter 2025, we also introduced our new Grid Cloud pillow, designed to bring the benefits of our grid technology to a broader audience. We are encouraged by the early performance of this pillow, which is outperforming our expectations and demonstrates the versatility of our proprietary grid technology across new comfort categories.

●	Promote our product differentiation to drive sales. We started as a brand built on differentiation. In recent years, the category has relied extensively on discount messaging to attract customers, with less focus on product benefits. As part of our evolved messaging strategy, our efforts are focused on reinforcing the strength of our brand, clearly communicating the “Less Pain, Better Sleep” benefits of our technology and supporting premium positioning across all channels. This campaign continues to perform well and has been expanded across digital and social media platforms. We believe this focus on differentiation will drive stronger engagement, higher conversion and sustained growth across our channels.

●	Prioritize gross profit improvements. We believe continued gross margin gains will come from driving cost savings through efficiency gains, supplier diversification efforts, and improved warranty, scrap and yield results from continuous improvements efforts. We have also ramped up in-house pillow production, changed vendors for key mattress components and improved our delivery program to drive cost improvements and better deliveries. We believe our sourcing, manufacturing and consolidation efforts are delivering meaningful structural improvements that position us for sustained profitable growth moving forward.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 14, 2025, and our Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2025, and July 30, 2025. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended September 30, 2025, and 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$118,766	100.0%	$118,598	100.0%
Cost of revenues:
Cost of revenues	67,915	57.2	70,546	59.5
Cost of revenues - restructuring related charges	—	0.0	12,859	10.8
Total cost of revenues	67,915	57.2	83,405	70.3
Gross profit	50,851	42.8	35,193	29.7
Operating expenses:
Marketing and sales	40,120	33.8	42,939	36.2
General and administrative	15,200	12.8	17,266	14.6
Research and development	2,367	2.0	2,920	2.5
Restructuring, impairment and other related charges	5,290	4.5	18,881	15.9
Total operating expenses	62,977	53.0	82,006	69.1
Operating loss	(12,126)	(10.2)	(46,813)	(39.5)
Other income (expense):
Interest expense	(8,203)	(6.9)	(4,394)	(3.7)
Other income, net	1,742	1.5	7,165	6.0
Change in fair value – warrant liabilities	6,892	5.8	4,795	4.0
Total other income, net	431	0.4	7,566	6.4
Net loss before income taxes	(11,695)	(9.8)	(39,247)	(33.1)
Income tax expense	(53)	—	(63)	(0.0)
Net loss	(11,748)	(9.9)	(39,310)	(33.1)
Net loss attributable to noncontrolling interest	(28)	—	(82)	(0.0)
Net loss attributable to Purple Innovation, Inc.	$(11,720)	(9.9)	$(39,228)	(33.1)

Revenues, Net

Net revenues increased $0.2 million, or 0.1%, to $118.8 million for the three months ended September 30, 2025, compared to $118.6 million for the three months ended September 30, 2024. From a sales channel perspective, wholesale net revenues increased $3.8 million, or 7.9%, showrooms net revenues increased $1.3 million, or 6.5%, and e-commerce net revenues decreased $4.9 million, or 9.8%.

Total Cost of Revenues

Total cost of revenues decreased $15.5 million, or 18.6%, to $67.9 million for the three months ended September 30, 2025, compared to $83.4 million for the three months ended September 30, 2024. This decrease was due primarily to no restructuring costs incurred in the third quarter of 2025 and lower material costs attributable to supply chain initiatives, partially offset by increased costs due to tariffs. Our gross profit percentage increased to 42.8% of net revenues in the third quarter of 2025 from 29.7% in the third quarter of 2024, due mainly to the completion of our Restructuring Plan, continued improvement in lowering material costs as we realize the benefits from ongoing sourcing initiatives and improving our operating efficiency.

Marketing and Sales

Marketing and sales expense decreased $2.8 million, or 6.6%, to $40.1 million for the three months ended September 30, 2025, compared to $42.9 million for the three months ended September 30, 2024. This decrease primarily consisted of a $3.0 million decrease in employee related costs due to headcount reductions, a $0.4 million decrease in all other marketing and sales costs, partially offset by a $0.6 million increase in advertising spending.

General and Administrative

General and administrative expense decreased $2.1 million, or 12.0%, to $15.2 million for the three months ended September 30, 2025, compared to $17.3 million for the three months ended September 30, 2024. This decrease was due to a $3.2 million decrease in employee related costs from headcount reductions, a $0.3 million reduction in professional services mainly from certain consulting services that have been discontinued, partially offset by an increase of $0.7 million in additional strategic alternative spending and $0.7 million increase in all other general and administrative expenses.

Research and Development

Research and development expense decreased $0.5 million, or 18.9%, to $2.4 million for the three months ended September 30, 2025, compared to $2.9 million for the three months ended September 30, 2024. The decrease is due to a $0.3 million decrease in employee related costs from headcount reductions and $0.2 million decrease in all other product development costs.

Restructuring, Impairment and Other Related Charges

Restructuring, impairment and other related charges decreased $13.6 million or 72.0%, to $5.3 million for the three months ended September 30, 2025, compared to $18.9 million for the three months ended September 30, 2024. In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The decrease is due to the completion of the costs of our Restructuring Plan. The $5.3 million of restructuring and impairment charges recorded in operating expense during the third quarter of 2025 included assets that were determined to have no future use and were written off.

Operating Loss

Operating loss decreased $34.7 million, or 74.1%, to $12.1 million, for the three months ended September 30, 2025, compared to $46.8 million for the three months ended September 30, 2024. This decrease in our operating loss is the result of the completion of the costs of our Restructuring Plan, the benefits realized through our Restructuring Plan, supply chain initiatives, and other cost reduction efforts throughout the Company.

Interest Expense

Interest expense totaled $8.2 million for the three months ended September 30, 2025, compared to $4.4 million for the three months ended September 30, 2024. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as result of the increase in loan funding by $39.0 million and the Company electing the paid-in-kind option on monthly interest over the past 12 months.

Change in Fair Value – Warrant Liabilities

We have 40.8 million warrants outstanding that contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For the three months ended September 30, 2025, we recognized a $6.9 million gain related to the decrease in fair value of the warrant liabilities as of September 30, 2025, as compared with the previous measurement date. The decrease is due mainly to the change in the probability and timing of a fundamental transaction. For the three months ended September 30, 2024, we recognized a 4.8 million gain related to the decrease in the fair value of the warrants from the January 2024 issuance date.

Income Tax Expense

We had a $0.1 million income tax expense for the three months ended September 30, 2025, compared to $0.1 million income tax expense for the three months ended September 30, 2024. The income tax expense amounts in the three months ended September 30, 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended September 30, 2025, and 2024.

Operating Results for the Nine Months Ended September 30, 2025, and 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$328,037	100.0%	$358,902	100.0%
Cost of revenues:
Cost of revenues	197,462	60.2	220,190	61.4
Cost of revenues - restructuring related charges	995	0.3	12,859	3.6
Total cost of revenues	198,457	60.5	233,049	64.9
Gross profit	129,580	39.5	125,853	35.1
Operating expenses:
Marketing and sales	107,362	32.7	125,778	35.0
General and administrative	44,678	13.6	55,111	15.4
Research and development	6,997	2.1	10,572	2.9
Restructuring, impairment and other related charges	11,387	3.5	18,881	5.3
Total operating expenses	170,424	52.0	210,342	58.6
Operating loss	(40,844)	(12.5)	(84,489)	(23.5)
Other income (expense):
Interest expense	(20,424)	(6.2)	(13,029)	(3.6)
Other income, net	1,812	0.6	11,612	3.2
Loss on extinguishment of debt	—	—	(3,394)	(0.9)
Change in fair value – warrant liabilities	11,319	3.5	(111)	—
Total other expense, net	(7,293)	(2.2)	(4,922)	(1.4)
Net loss before income taxes	(48,137)	(14.7)	(89,411)	(24.9)
Income tax expense	(148)	—	(176)	—
Net loss	(48,285)	(14.7)	(89,587)	(25.0)
Net loss attributable to noncontrolling interest	(83)	—	(169)	—
Net loss attributable to Purple Innovation, Inc.	$(48,202)	(14.7)	$(89,418)	(24.9)

Revenues, Net

Net revenues decreased $30.9 million, or 8.6%, to $328.0 million for the nine months ended September 30, 2025, compared to $358.9 million for the nine months ended September 30, 2024. This decrease was primarily driven by the industry-wide demand softness for home-related products, reductions in Wholesale door count in 2024 and softness in the e-commerce channel. From a sales channel perspective, e-commerce net revenues decreased $14.5 million, or 9.8%, showrooms net revenues increased $0.2 million, or 0.3%, and wholesale net revenues decreased $16.4 million, or 10.6%.

Total Cost of Revenues

Total cost of revenues decreased $34.6 million, or 14.8%, to $198.5 million for the nine months ended September 30, 2025, compared to $233.0 million for the nine months ended September 30, 2024. This decrease was due primarily to reduced sales volumes, lower restructuring costs as we completed our Restructuring Plan, and lower material costs that were largely attributable to supply chain initiatives implemented over the last 12 months. Our gross profit percentage increased to 39.5% of net revenues for the first nine months of 2025 from 35.1% in the first nine months of 2024 due primarily to the completion of our Restructuring Plan, continued improvement in lowering material costs as we realize the benefits from ongoing sourcing initiatives and improving our operating efficiency.

Marketing and Sales

Marketing and sales expense decreased $18.4 million, or 14.6%, to $107.4 million for the nine months ended September 30, 2025, compared to $125.8 million for the nine months ended September 30, 2024. This decrease was due mainly to $8.0 million decrease in employee related costs due to headcount reductions, a $5.8 million decrease in advertising spending and a $4.6 million decrease in all other marketing and sales costs.

General and Administrative

General and administrative expense decreased $10.4 million, or 18.9%, to $44.7 million for the nine months ended September 30, 2025, compared to $55.1 million for the nine months ended September 30, 2024. This decrease was primarily due to a $7.2 million decrease in employee related expenses due to headcount reductions, a $4.8 million reduction in professional services mainly from certain consulting services that have been discontinued, and a $0.4 million reduction in all other general and administrative expenses, partially offset by an increase of $1.9 million in additional strategic alternative spending.

Research and Development

Research and development expense decreased $3.6 million, or 33.8%, to $7.0 million for the nine months ended September 30, 2025, compared to $10.6 million for the nine months ended September 30, 2024. This decrease is due to a $0.9 million decrease in employee expenses due to headcount reductions, a $1.4 million decrease from a loss incurred in 2024 on the write off of a certain project in 2024 and a $1.3 million decrease in other product development costs.

Restructuring, Impairment and Other Related Charges

Restructuring, impairment and other related charges decreased $7.5 million or 39.7%, to $11.4 million for the nine months ended September 30, 2025, compared to $18.9 million for the nine months ended September 30, 2024. In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The $5.3 million of restructuring and impairment charges recorded in operating expense during the third quarter of 2025 included assets that were determined to have no future use and were written off. The $11.4 million of restructuring and impairment charges recorded in operating expense during the first nine months of 2025 included $9.5 million incurred related to accelerated depreciation, write-down of long-lived assets and impairment of assets and $2.9 million of employee-related and other cash charges.

Operating Loss

Operating loss decreased $43.6 million, or 51.7%, to $40.8 million, for the nine months ended September 30, 2025, compared to $84.5 million for the nine months ended September 30, 2024. This decrease in our operating loss is the result of the benefits realized through improved advertising efficiency, the benefits realized through our Restructuring Plan, supply chain initiatives and other cost reduction efforts throughout the Company, partially offset by increased costs due to tariffs, costs related to our manufacturing facility consolidation and the ramp-up costs relating to the Rejuvenate 2.0 launch.

Interest Expense

Interest expense totaled $20.4 million for the nine months ended September 30, 2025, compared to $13.0 million for the nine months ended September 30, 2024. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as a result of the increase in loan funding by $39.0 million and the Company electing the paid-in-kind option on monthly interest over the past 12 months.

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

Change in Fair Value – Warrant Liabilities

We have 40.8 million warrants outstanding that contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For the nine months ended September 30, 2025, we recognized a $11.3 million gain related to the decrease in fair value of the warrant liabilities. The decrease is due mainly to the change in the probability and timing of a fundamental transaction. For the nine months ended September 30, 2024, we recognized a $0.1 million loss related to the increase in the fair value of the warrants from the January 2024 issuance.

Income Tax Expense

We had a $0.2 million income tax expense for the nine months ended September 30, 2025, compared to $0.2 million income tax expense for the nine months ended September 30, 2024. The income tax expense amounts in the nine months ended September 30, 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was $0.1 million for the nine months ended September 30, 2025, and $0.2 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs and operating lease payment obligations. In accordance with the terms of our various agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $32.4 million and $39.3 million, respectively, as of September 30, 2025, compared to $29.0 million and $25.4 million, respectively, as of December 31, 2024. Cash used for capital expenditures totaled $6.1 million and $6.4 million for the nine months ended September 30, 2025, and 2024, respectively. Our capital expenditures in the first nine months of 2025 have primarily consisted of additional investments made in our manufacturing operations. Additional details about our loan agreements are described above under “Recent Developments in our Business – Debt Financing.”

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with our preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. We had cash and cash equivalents of approximately $32.4 million and an accumulated deficit of $622.1 million at September 30, 2025, a net loss of $48.2 million and net cash used in operating and investing activities of $34.1 million for the nine months ended September 30, 2025. We entered into the 2025 Amendment and the Second 2025 Amendment, pursuant to which we received an aggregate of $39.0 million in additional term loan proceeds from the 2025 Lenders.

We have also taken a number of other actions to increase cash flow. In August 2024, we implemented the Restructuring Plan to consolidate manufacturing operations to create efficiencies and cost savings. We have realized and plan to continue to realize direct material cost savings through supply chain initiatives and supplier diversification efforts. We have taken additional cost-saving initiatives during 2025 to maintain liquidity to support our operations and strategies. Additionally, we entered into an agreement with Mattress Firm, a business unit of SGI to expand its inventory of our products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots.

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

Cash Flows for the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

The following summarizes our cash flows for the nine months ended September 30, 2025, and 2024 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(28,030)	$(24,611)
Net cash used in investing activities	(6,066)	(6,381)
Net cash provided by financing activities	37,443	27,534
Net increase (decrease) in cash	3,347	(3,458)
Cash, beginning of the period	29,011	26,857
Cash, end of the period	$32,358	$23,399

Cash used in operating activities was $28.0 million and $24.6 million for the nine months ended September 30, 2025, and 2024, respectively. Significant components of the $3.4 million year-over-year increase in cash used in operating activities included a $12.9 million increase in cash used from the changes in operating assets and liabilities and $31.8 million increase in cash used due to a decrease in net noncash adjustments, partially offset by a $41.3 million decrease in net loss.

Cash used in investing activities reflected net capital expenditures of $6.1 million and $6.4 million for the nine months ended September 30, 2025, and 2024, respectively. Capital expenditures in the first nine months of 2025 primarily consisted of additional investments made in our manufacturing operations.

Cash provided by financing activities was $37.4 million during the nine months ended September 30, 2025, compared to $27.5 million during the nine months ended September 30, 2024. Financing activities during the first nine months of 2025 included $39.0 million of proceeds from the additional financing offset in part by $1.6 million in payments for debt issuance costs. Financing activities during the first nine months of 2024 included $61.0 million of proceeds received from the Related Party Loan under the Amended and Restated Credit Agreement, offset in part by a $25.0 million payment to pay off the term loans from the 2023 credit agreement, a $5.0 million payment to pay off the ABL Loans from the 2023 credit agreement, and payments of $3.5 million for debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 and amended by the 2025 Amendment and the Second 2025 Amendment, bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of September 30, 2025, we had $122.2 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.2 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations are being and may continue to be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions which may be imposed by the U.S. or other governments with little or no advance notice. In the recent past, U.S. trade policy has resulted in retaliatory measures on U.S. goods and may result in further retaliatory measures. Further changes to trade policy may result in additional retaliatory measures. If we are unable to navigate further these unpredictable changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Some of our products require materials that may be subject to these recent tariffs, especially our products requiring textiles. In addition, some U.S manufacturers have recently asked the U.S. government to extend increased steel tariff protections to mattress springs.  Any imposition of or increase in tariffs on imports of these products or components, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unsuccessful in finding alternative suppliers that are subject to smaller or no tariffs, negotiating sharing these costs with our suppliers, or failing to pass cost increases on to our customers, such cost increases could adversely affect our business and results of operations. Higher costs could also inhibit our ability to develop new products and innovations.

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

We recently increased our use of third-party manufacturers to assemble certain of our products using Company-made Hyper-Elastic Polymer material. We depend on our third-party manufacturers to maintain high levels of productivity and satisfactory delivery schedules. These third-party manufacturers may experience difficulties assembling our products, particularly in the early stages of their engagement as they develop expertise in assembling our products to our standards. For example, we recently experienced temporary issues with certain third-party manufacturers assembling our mattresses. Although such issues were resolved, the occurrence of such issues in the future would materially harm our business. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to perform to our expectations could result in supply shortages or delays for certain products and components and harm our business.

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on NASDAQ, which has listing criteria. We cannot assure that our common stock will continue to be listed on NASDAQ in the future. To continue listing our common stock on NASDAQ, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock, and a $1.00 minimum per share bid price for our common stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our common stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may determine to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. While we are currently in compliance with the minimum bid price requirement, there can be no guarantee that we will be able to maintain such compliance. Currently, the minimum bid price of our common stock has closed below $1.00 every trading day since September 24, 2025.

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
10.1+	Long-Term Incentive Cash Bonus Agreement dated July 22, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025).
10.2+	Long-Term Incentive Cash Bonus Agreement dated July 23, 2025, between Purple Innovation, Inc. and Todd Vogensen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025).
10.3+	Long-Term Incentive Cash Bonus Agreement dated July 22, 2025, between Purple Innovation, Inc. and Eric Haynor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025).
10.4+	Agreement dated July 23, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.5+	Agreement dated July 24, 2025, between Purple Innovation, Inc. and Todd Vogensen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.6+	Agreement dated July 24, 2025, between Purple Innovation, Inc. and Eric Haynor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
10.7+	Amendment to Amended and Restated Employment Agreement dated August 7, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).
10.8+	Form of Amendment to the Restricted Share Unit Agreement dated August 7, 2025, between Purple Innovation, Inc. and certain officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 4, 2025	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2025	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)