Form 10-K
period 2025-12-31
Purple Innovation, Inc.
filed 2026-03-31
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock as of June 30, 2025, as reported on NASDAQ, was $41.2 million.

As of March 30, 2026, there were 108,633,907 shares of Class A common stock, par value $0.0001 per share, and 163,052 shares of Class B common stock; par value $0.0001 per share of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Purple,” “the Company,” “our company,” “we,” “our” and “us,” or like terms, refer to Purple Innovation, Inc. and its subsidiaries, currently Purple Innovation, LLC; (ii) “Purple Inc.” refers to Purple Innovation, Inc. without its subsidiary; (iii) “Purple LLC” refers to Purple Innovation, LLC, an entity of which Purple Inc. acts as the sole managing member and of whose common units we own approximately 99.9% as of March 17, 2026; (iv) “Business Combination” refers to the February 2, 2018 reverse recapitalization transaction pursuant to which Purple Inc. acquired Purple LLC; (v) “Global Partner Acquisition Corp.” and “GPAC” refer to the Company prior to the closing of the Business Combination; (vi) “Common Stock” or “Class A Stock” refers to the Company’s Class A common stock, par value $0.0001 per share; (vii) “Class B Stock” refers to the Company’s Class B common stock, par value $0.0001 per share; and (viii) “2024 Annual Meeting” refers to the Company’s 2024 annual meeting of stockholders.

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

Our knowledge of and engagement with consumers across digital and brick and mortar retail channels is advantageous and increasing. To complement our DTC efforts, we have developed multiple wholesale relationships with best-in-class retailers in the furniture, mattress specialty, and home décor spaces. Our goal is to provide opportunities for each customer to learn, shop, and buy in the way that works for them. We believe our differentiated products (including differences across price, comfort, benefit, marketing strategies, manufacturing capabilities, branding and technology) position us to drive long-term growth. For the year ended December 31, 2025, our DTC sales accounted for 55.8% of our net revenues, as compared to 58.1% for 2024 and 58.1% for 2023, and wholesale sales accounted for 44.2% of net revenues, as compared to 41.9% for 2024 and 41.9% for 2023.

As of December 31, 2025 we operate 55 Purple showrooms across the United States as compared to 58 Purple showrooms at the end of 2024 and 60 Purple showrooms at the end of 2023. We continue to strategically operate showrooms and anticipate continued expansion of our showrooms in the future.

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

In 2022, we acquired Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”), a premium sleep and health wellness company that was a pre-existing licensee of the founders of some of our technologies. This acquisition resulted in us owning the sole right to use all of our Hyper-Elastic Polymer technologies in our beds. In addition, the acquisition allowed us to immediately expand into the luxury mattress segment. As a result, Purple launched two collections in the second quarter of 2023, giving us three collection offerings: Essentials (including the Purple Flex, The Purple Mattress, and The Purple Plus), Restore (including Restore, RestorePlus, and RestorePremier) and Rejuvenate (including Rejuvenate, RejuvenatePlus and RejuvenatePremier). We re-launched the Rejuvenate collection (Rejuvenate 2.0) in the second quarter of 2025 with a newly innovated grid technology.

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

What Makes Purple Different?

We believe we have a particular set of competitive strengths that differentiate and position us for continued success:

●	History of innovation that produced new comfort technology— We are a company built on innovation and licensing, with more than 30 years of expertise in comfort innovation. Purple is founded upon decades of history-developing innovative comfort solutions, including the invention of our proprietary and patented Hyper-Elastic Polymer technology. Our breakthrough mattress represents what we believe to be the first substantive innovation in the sleep product industry since the introduction of memory foam in 1992. We believe that the unique properties of our technology have resulted in several improvements to existing sleep products that are not addressed by foam, spring or air mattresses.

●	Pressure Relief— Our Hyper-Elastic Polymer technology is designed around the science of column buckling which enables our mattresses to be both firm and soft. This offers support across the body’s larger surface areas, such as the back, while providing pressure relief at local areas or points of pressure, such as the hips and shoulders. We believe Purple’s founders were the first to leverage this technology in mattresses after their success in licensing their proprietary Hyper-Elastic Polymer technology to medical manufacturers for use in wheelchairs, critical care beds and hospital beds. The resulting feel is often described as buoyant and responsive.

●	Temperature Neutral— The Hyper-Elastic Polymer material itself is temperature neutral, with the surface comprised mostly of air, made from thousands of open-air channels. The channels allow for high airflow and dissipation of heat and vapor. This is the opposite of foam beds, which absorb heat from the body and then radiate the heat back, constantly increasing the temperature. Our technology allows for continual sleeping without waking up hot.

●	Responsive— Unlike memory foam, which compresses, gets hard and then takes time to recoil, our Hyper-Elastic Polymer technology is instantly responsive to the body as it moves. It will immediately flex to support the sleeper’s position and spring back into place as the sleeper readjusts during the night.

●	Durable— Hyper-Elastic Polymer material is a highly durable gel that we believe is more durable than most foams. The Hyper-Elastic Polymer technology also has numerous applications beyond mattress products including seat cushions and pillows. Hyper-Elastic Polymer technology is only one of numerous innovations we have developed to produce a range of unique and effective comfort products across the sleep, seat cushion and other categories.

●	Proprietary technologies and manufacturing expertise provide a significant competitive advantage—We believe the combination of patent protection, proprietary manufacturing equipment and decades of accumulated knowledge creates a competitive advantage through barriers to imitation. We have hundreds of granted or pending patents and hundreds of patent filings that cover current and future products as well as proprietary manufacturing equipment we have designed and fabricated. In addition to intellectual property protection of key products and manufacturing capabilities, our team has in depth experience and unique insights derived from inventing and refining proprietary comfort technologies, machines and products. Our patented and proprietary molding processes and machines allow for large-format injection molding of gels efficiently and at scale.

●	Growing a brand with a passionate following— Our brand mirrors our passion for uncompromising performance, quality and durability, and our dedication to improving lives by delivering better sleep and better comfort. We believe our brand awareness rivals category leaders. Our brand has extended beyond awareness of individual products and we have successfully marketed our full suite of products to customers using our omni-channel strategy. We believe our customer satisfaction metrics are amongst the best in the industry, and that our customers’ high satisfaction with our product has continued to drive “word of mouth” recommendations, one of the most persuasive ways consumers learn about our products.

●	Balanced, omni-channel distribution strategy— We have sought opportunities to expand brand awareness in brick-and-mortar retailers where our beds can be displayed. Our goal is to support the customer wherever and however they want to learn, try, and buy. Whether in wholesale, Purple showrooms or our e-commerce channel, we are a leader in the sleep products market. Our flexible return policies and aggressive expansion into wholesale locations (commonly referred to as “doors”) and our own showrooms allow for more of our targeted customers to feel and experience our products throughout the purchase process. In our wholesale channel, we sell most of our products through select national and regional retailers as well as a variety of independent retail partners throughout the United States. As a result, we believe we will drive accelerated growth in the sleep products industry.

●	Vertical integration enables nimble design, development and execution— We design and develop our products in-house and we have extensive research and development capabilities led by a team of engineers, industrial designers and marketing specialists. The ability to develop and test products in this manner enables us to not only prototype and deploy new ideas, but also design and develop corresponding manufacturing equipment and processes. In addition, we continuously refine our production methods to improve product quality and enhance efficiency. The resulting real-time feedback cycle is a key differentiator compared to other competitors that outsource many of these functions and lack an integrated approach. Our innovation center is near our headquarters in Utah to support and accelerate our ongoing research and development.

Growth Strategies

●

Knowing Our Customer. Over the past year, we’ve sharpened our focus on understanding who our customers are, what matters most to them, and how they make their purchase decisions across the channels. Our Less Pain, Better Sleep positioning continues to resonate, providing a consistent, consumer-led message that translates across ecommerce, retail, and wholesale channels. Importantly, we are focused on reaching our customers with the right message, in the right place, at the right point in their decision journey. We also saw strong results from the “Sleep Easy” co-marketing campaign with Mattress Firm which drove sales conversion and improved awareness scores.

●

Delivering Better Sleep. Innovation remains at the core of Purple’s differentiation, and we believe our Rejuvenate 2.0 collection continues to validate that approach. Performance exceeded our expectations in 2025, with strong traction across both showrooms and wholesale as retail partners expanded Rejuvenate 2.0 placement on their floors. We also continued development work on Purple Royale, a new premium offering developed in close partnership with Mattress Firm. We continue to focus on delivering a differentiated end-to-end customer experience, anchored by compelling in-store presentations across our corporate stores and wholesale partners. We are also continuing to strengthen white glove delivery services and service execution to ensure that Purple shows up consistently and credibly wherever the customer chooses to engage. This focus is strengthening the brand and improving conversion by reinforcing the value of our technology across channels.

●

Executing with Financial Discipline. Last year, our focus was on right sizing the business so we could operate profitably at the current scale. We are increasingly focused on driving growth from a stronger foundation of lower cost structure and improved margins. In owned retail, we plan to open seven new stores this year following the closure of four underperforming stores last year, reflecting a disciplined approach to fleet optimization. Gross margin improvement remains a key focus, and we continue to see the benefits of the actions we’ve taken to simplify the business and improve efficiency across sourcing, operations, fulfillment, and quality improvements. Mix has become an increasingly important tailwind, led by the growth of Rejuvenate 2.0. The shift toward higher-ticket products combined with strong attachment rates for adjustable smart bases and pillows, is driving higher average transaction values and incremental profit dollars. As a result, the operating discipline we put in place over the past year is now showing up in our margins and profitability.

Our Products

Our current product portfolio is as follows:

●	Mattresses— Our mattresses utilize the unique benefits of our patented Gelflex Grid technology creating a one-of-a-kind sleep solution that regulates body temperature, allowing you to sleep cooler through the night and soft enough to cradle pressure points while also providing support through localized buckling columns. The columns in our Gelflex Grid mattresses instantly adapt to your body to cradle your hips and shoulders while supporting your spine’s natural alignment for uniquely buoyant, supportive comfort. Our Gelflex Grid products are manufactured with non-toxic ingredients that are third-party tested and free from carcinogenic chemicals. Our patented Gelflex Grid technology is used in all Purple mattresses. We back up the quality and durability of our mattress with a 100-night trial and a 10-year warranty. With our Essential, Restore and Rejuvenate collections we offer mattresses in a variety of comfort levels and price points to appeal to a wide range of consumers with high satisfaction and delivering best sleep.

●	Pillows— We currently sell eight pillow models, all designed to deliver various sleep preferences and needs. The newly launched Purple GridCloud® pillow, the Purple Harmony™ Pillow, the Purple Freeform™ Pillow, the Purple DreamLayer™ Pillow, the Purple Harmony Anywhere™ Pillow, the Purple Pillow®, the Purple Twin Cloud® Pillow and the Purple Cloud® Pillow. The Purple GridCloud® Pillow combines premium down-alt fill with a single side of honeycomb grid for plush, down-like softness enhanced with GelFlex Grid support. The Purple Harmony Pillow is the our first pillow with a full wrap of honeycomb Gelflex® Grid surrounding a soft, responsive latex core for blissfully cool comfort and responsive airy support. The Purple Freeform Pillow features the honeycomb Gelflex Grid with an all-new MicroFlex™ Moon Foam fill interior for luxurious, moldable comfort. It is our first fully adjustable pillow as the MicroFlex Moon Foam and optional neck roll chambers can be adjusted for personalized height, firmness and support. The Purple DreamLayer Pillow uses an all-new version of the Gelflex Grid combined with MicroAir Foam for a dreamy, melt-in comfort that provides contour-hugging support without the heat and delay of a traditional memory foam. The Purple Harmony Anywhere Pillow has all of the advantages and feel of the Purple Harmony Pillow in a portable, take-anywhere travel size. The Purple Pillow is designed entirely of Gelflex Grid for a firmer, no-fluff, ergonomic support with ultimate cooling and adjustable height layers. The Purple Twin Cloud Pillow is a hypoallergenic down-alternative that features our patented cover construction and two chambers of silky, down-like fibers for an extra fluffy, cloud-like comfort with two optional firmness settings. The Purple Cloud Pillow features the same fill as the Purple Twin Cloud Pillow, but a simpler, single chamber design for classic, cloud-like comfort. We believe our pillows are unique and there is a sleep solution for every type of sleeper to get the best sleep of their life, with no other products in the market like them in appearance, design, functionality or comfort. We also back up the quality and durability of our pillows with a 100-night trial and a one-year warranty.

●	Sheets— Made from stretchy and breathable bamboo-based viscose, our Purple SoftStretch sheets are designed to maximize the functionality of our mattresses and pillows. We developed our own technology to enable customers to experience the full performance potential of our unique Gelflex Grid mattress (or any other mattress). Our sheet sets include pillowcases that also maximize the unique functionality of our pillows and come in both standard and deep pocket sizes.

●	Waterproof Mattress Protector— Like our sheets, our Purple Waterproof Mattress Protector mattress is designed to optimize the functionality of our Gelflex Grid in our mattress. Our premium mattress protector is stretchy, breathable and waterproof. It is also stain-resistant and machine-washable, making it easy to clean. All features help keep your mattress looking and feeling like-new.

●	Bases— Our full line-up of smart adjustable bases has been designed to pair with our premium mattresses for the ideal Purple sleep system experience. The Purple Adjustable Base, the Purple Premium Smart Base, and the Purple Premium Plus Smart Base have a wide range of functions, such as adjustable head and foot positions, zero-gravity preset for a near weightless feel, a “sitting” preset, under-bed lighting, adjustable legs and a wireless remote with in-app control. Our platform bed assortment includes the Purple Bed Foundation and the Purple Metal Platform. The Purple Bed Foundation has the look of a stylish upholstered bed frame and is easy to ship and assemble, with no tools required. Our Purple Metal Platform, with its low-profile design, features a sturdy steel frame and extra slats to ensure silent, shake-free support for the lifetime of your mattress.

●	Seat Cushions— The evolution of our portfolio of seat cushions has resulted from decades of in-house manufacturing experience including development of proprietary machines and trade secrets, extending the benefits of our Gelflex Grid technology. Purple currently sells four types of seat cushions and one back cushion, all in varying sizes and shapes to meet the needs of our customers.

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

Marketing

We have developed a brand that resonates with consumers. Our marketing efforts are focused on building awareness of the Purple brand and illustrating the unique way our products deliver better sleep and comfort. We leverage data-driven marketing across all communication channels to engage, acquire, and retain customers. We also amplify the voices of our evangelical product owners, whose word-of-mouth recommendations are one of our most powerful (and ownable) marketing vehicles. Deep engagement with current customers enables us to increase additional product sales across our portfolio of offerings. The success we have achieved through our marketing campaigns has been key to rapidly building our branding and awareness. We believe our elevated brand positioning with our premium brand will allow us to continue to increase our market share of the premium mattress category going forward.

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

We operate 55 Purple showrooms across the United States where consumers can experience our brand, learn and engage with our technology and purchase our products. Over time, we plan to strategically expand our showroom footprint across the United States.

Wholesale Channel

We sell our assortment of products through brick-and-mortar and online wholesale partners. We began selling mattresses and other sleep products through our largest wholesale partner, Mattress Firm, in November 2017 and have continued to expand the number of wholesale partners where our mattresses and other sleep products are sold. We now sell mattresses through Ashley Furniture, Big Sandy, Costco, Denver Mattress, HOM Furniture, Living Spaces, Mathis Brothers, Mattress Firm, Mattress Warehouse and Raymour & Flanigan, among others. We typically have four to five mattress models on the floor. Sales associates have been trained and we believe are effective in educating consumers regarding our unique benefits as well as shifting the mix upward to our more premium and higher-margin mattresses. We expect to continue to grow our placements with wholesale partners to give our customers the opportunity to feel the difference of our Hyper-Elastic Polymer technology for themselves.

Operations

Factories, Supply Chain and Manufacturing

In August 2024, we initiated a restructuring plan to strategically realign our operational focus to achieve operations efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Restructuring Plan included the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant. Closure of the two Utah manufacturing facilities was completed in the second quarter of 2025. Our manufacturing facility in McDonough, Georgia provides 844,000 square feet of manufacturing and distribution space where we manufacture our proprietary Hyper-Elastic Polymer cushioning used in our mattress, pillow and seat cushion products. We also have a 198,000 square foot distribution facility in Salt Lake City, Utah, that in addition to the McDonough facility, will assemble, package and ship our products. We continually strive to improve our manufacturing processes and create efficiencies in production through new equipment and process designs and resources. We also manage our production labor and capacity utilization to promote efficient use of our manufacturing facilities. We believe our McDonough factory provides ample room to accommodate our future growth and expansion plans for the near term.

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

Research and Development

Our research and development teams are focused primarily on developing new comfort technologies and products. In 2023, we launched our three new premium mattress collections including our new line of luxury mattresses. We have an extensive history of innovation that is core to our culture and key to our continued success. Our inventions have culminated over years of persistent research and development. We intend to continue to develop and introduce new comfort technologies and products. Our vertical integration is a key differentiator that enhances the effectiveness of our research and development capabilities. By gaining real-time feedback, we can integrate these insights into our manufacturing process, digital marketing, products and equipment. In order to facilitate further innovation and development, we have a dedicated 61,000 square foot facility located in Draper, Utah that serves as our innovation center.

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

As of March 30, 2026, we had approximately 1,100 employees engaged in manufacturing, research and development, general corporate functions, wholesale, e-commerce, and Purple showrooms.

In 2026, Purple’s human resources team is focusing on four pillars that drive our people strategy: (i) acquire, retain, and develop great people; (ii) improve organizational performance; (iii) deliver competitive and meaningful pay and benefits; and (iv) celebrate our people.

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

Information About Our Executive Officers

As of the date of this report, our executive officers are as follows:

Name	Age	Title
Robert T. DeMartini	64	Director, Chief Executive Officer
Todd E. Vogensen	57	Chief Financial Officer and Treasurer
Eric S. Haynor	62	Chief Operating Officer
Jeffrey L. Hutchings	59	Chief Innovation Officer
Jeffery S. Kerby	57	Chief of Owned Retail Officer

Executive Officers

Robert T. DeMartini has served as Chief Executive Officer since January 2022. Prior to joining the Company, Mr. DeMartini, served as president and chief executive officer of USA Cycling, Inc., the official U.S. Olympic & Paralympic Committee governing body for all disciplines of competitive cycling in the United States, from 2019 until 2021. He previously served as president and chief executive officer of New Balance Athletic Shoes (U.K.) Ltd., from 2018 to 2019 and as president and chief executive officer of New Balance Athletics, Inc. from 2007 to 2018, each a business unit of New Balance, Inc. a leading manufacturer and retailer of athletic footwear, apparel and accessories. From 1982 through 2007, Mr. DeMartini held various leadership positions with Procter & Gamble, The Gillette Company, and Tyson Foods, Inc. He also currently serves on the board of directors of Welch’s Foods and Q30 Innovations/Q30 Sports Canada, and formerly served on the board of directors of Advanced Functional Fabrics of America, The American Apparel & Footwear Association, and Aloha. Mr. DeMartini received a Bachelor of Science degree in Finance from San Diego State University.

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

Eric S. Haynor has served as the Chief Operating Officer of the Company since June 2022. Prior to joining the Company, Mr. Haynor spent most of his career with Ecolab, a supplier of cleaning, sanitizing and maintenance products and services for the institutional, hospitality, healthcare and industrial markets, in a variety of end-to-end supply chain roles. From August 2019 until he joined the Company in June 2022, he served as senior vice president, industrial supply chain at Ecolab providing strategic direction for eight industrial business units. Prior to that, he held the role of vice president, global equipment operations and strategy from June 2015 to August 2019 at Ecolab. From August 2009 to June 2015, Mr. Haynor led Ecolab’s EMEA supply chain operations and from April 2005 to August 2009, he led Ecolab’s Asia Pacific supply chain operations. His early career was spent in a variety of developmental supply chain roles. Mr. Haynor is a graduate of Michigan State University and holds a Bachelor of Science degree in Mechanical Engineering.

Jeffrey L. Hutchings has served as the Chief Innovation Officer of the Company since May 2022. Mr. Hutchings has more than 20 years of experience in strategic business leadership in innovation, new product introduction and quality assurance. Prior to joining the Company, Mr. Hutchings served as chief product officer at Skullcandy Inc., a designer and manufacturer of performance audio and gaming headphones and other accessory related products, from December 2018 to May 2022 and as vice president of product from June 2015 to December 2018. Prior to that, from July 2010 to June 2015, Mr. Hutchings served in various engineering and director roles at HARMAN International. Mr. Hutchings holds a Bachelor of Science degree in Computer Engineering from the University of Utah.

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

On January 23, 2024, to refinance existing obligations, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. Upon entry into the Amended and Restated Credit Agreement, we received a term loan in the amount of $61.0 million. The Amended and Restated Credit Agreement imposes various affirmative and negative covenants, including covenants regarding dispositions of property, investments, forming or acquiring subsidiaries, business combinations or acquisitions, incurrence of additional indebtedness, paying dividends or making distributions and transactions with affiliates, among other customary covenants.

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

In addition, on March 12, 2025, the Loan Parties, entered into the First Amendment to the Amended and Restated Credit Agreement (the “2025 Amendment,” and the Amended and Restated Credit Agreement as so amended, the “Amended A&R Credit Agreement) with CCP and Blackwell Partners LLC – Series A (“Blackwell”) (collectively the “2025 Lenders”), pursuant to which the 2025 Lenders agreed to provide us with an incremental term loan of $19.0 million pursuant to Section 2.18 of the Amended and Restated Credit Agreement. On May 2, 2025, the Loan Parties entered into a Second Amendment to the Amended and Restated Credit Agreement (the “ Second 2025Amendment”), $20.0 million pursuant to Section 2.18 of the Amended A&R Credit Agreement. On March 24, 2026, the Loan Parties entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), which revised the maturity date under the Amended and Restated Credit Agreement from December 31, 2026, to April 30, 2027, and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. The 2025 Amendment also amended the Amended A&R Credit Agreement to (i) provide for an additional term loan from the 2025 Term Loan Lenders (as defined in the 2025 Amendment) in an aggregate amount not to exceed $20.0 million, subject to the approval of the Required Lenders in their discretion, (ii) provide for the payment of substantial make-whole payments in the event we prepay the loans prior to their maturity, and (iii) provide that the incremental term loan will be senior in right of repayment to the initial term loan.

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

There is substantial doubt about our ability to continue as a going concern, and we may need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Our independent registered public accounting firm has expressed in its auditors’ report on our 2025 financial statements, included in this Annual Report on Form 10-K, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Even with our current sources of capital, we may need to raise additional funds to support operations and our business initiatives, and such funding may not be available in sufficient amounts or on acceptable terms to us, or at all. If we are unable to raise additional capital when needed or on acceptable terms, we may be required to:

●	reduce, delay, or reprioritize capital expenditures (including manufacturing investments and showroom build-outs);

●	scale back growth initiatives or marketing activities;

●	seek amendments or waivers under our Amended and Restated Credit Agreement and/or accept more restrictive financing terms (including increased make-whole or prepayment obligations); and

●	pursue other measures to address liquidity needs, including restructuring initiatives.

These actions could adversely affect our operations, relationships with suppliers and partners, and our ability to execute our strategy, which would have a material adverse impact on our business, results of operations and financial condition and could ultimately require us to consider broader restructuring alternatives if liquidity becomes insufficient.

We may need additional funds to execute our business plan, maintain our liquidity, repay our debt and fund our operations. We may not be able to obtain such funds on acceptable terms or at all.

We have experienced recurring operating losses and negative cash flows and may continue to generate operating losses and consume significant cash resources in the future. For the years ended December 31, 2025, and 2024, we had negative cash flow from operating activities of $33.8 million and $17.9 million, respectively. As of December 31, 2025, we had unrestricted cash and cash equivalents of $24.3 million and borrowings of $111.3 million under our Amended and Restated Credit Agreement, which pursuant to the Third Amendment will become due on April 30, 2027.

On March 12, 2025, we borrowed an additional $19.0 million under the Amended and Restated Credit Agreement pursuant to the 2025 Amendment. On May 2, 2025, we borrowed an additional $20 million under the Amended and Restated Credit Agreement, pursuant to the Second 2025 Amendment. Pursuant to the Third Amendment these amounts will become due on April 30, 2027. The 2025 Amendment also added certain make-whole payments with respect to our borrowings under the Amended and Restated Credit Agreement, which would require substantial payments in connection with certain pre-payments or refinancing of our outstanding borrowings.

In connection with the preparation of our 2025 financial statements, we undertook a going concern assessment and concluded we will have sufficient liquidity for its operations for at least one year from the date those consolidated financial statements were issued. However, there can be no assurance that we will be able to maintain the liquidity necessary to fund our long-term operations and growth strategies, or repay our debt obligations when due. As a result, we may need to secure additional sources of liquidity to fund our long-term operating activities and capital expenditures. However, there can be no assurance that we will be able to obtain additional financing as needed on terms favorable to us, or at all. If we fail to meet liquidity and capital requirements, we may need to scale back or halt our growth plans, risking slower growth, losing suppliers, failing to meet customer demands, and losing employees. We may also need to restructure our obligations or pursue other measures to address any liquidity deficiency. In addition, future equity or debt financings are likely to be dilutive to our existing stockholders, including through the issuance of common stock purchase warrants.

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

Coliseum Capital Management, LLC (“Coliseum”) is our largest stockholder and Lender, and exercises substantial control over our Board of Directors (“Board”) composition, management team members and strategies.

As reported by Coliseum in its Schedule 13D/A filed on May 6, 2025, Coliseum beneficially owns 61.1 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 14.2 million shares of Common Stock that could be acquired upon exercise of its warrants). Coliseum will only have the right to exercise its warrants to the extent that it (together with its affiliates) would not beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after such exercise (the “Beneficial Ownership Cap”). In addition, as of December 31, 2025, Coliseum holds $81.8 million of our debt, which represents 64.6% of all our debt.

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

In the past, Coliseum has made an unsolicited bid to acquire the remaining outstanding shares of our Common Stock and has taken other related actions, which resulted in Coliseum and the Company entering into a cooperation agreement (the “Cooperation Agreement”). Under the terms of the Cooperation Agreement, our current Chair of the Board, Mr. Gray, and some of our other current directors were appointed or nominated to serve on our Board. There can be no assurance that Coliseum will not make another unsolicited bid to acquire the remaining outstanding shares of our Common Stock or attempt to nominate additional or replacement members to the Board. Such future actions by Coliseum may require us to devote significant additional resources and time that would otherwise be directed at our business and operations or may demotivate current executives and discourage other executives from joining the Company. In addition, such actions could cause the price of our Common Stock to change based on investors’ perceptions of Coliseum’s actions and Coliseum’s influence over the Company and our Board.

We have engaged in significant related-party transactions with Coliseum and other parties that may give rise to conflicts of interest or otherwise adversely affect our results of operations and the value of our business.

We have engaged in numerous related-party transactions with significant stockholders, directors, and their affiliated entities. For example, under the Amended and Restated Credit Agreement, as amended by the 2025 Amendment, the Second 2025 Amendment, and the Third Amendment, the Lenders, which include Coliseum, have loaned to us an aggregate of $100.0 million and we have issued Warrants to Coliseum and the other Lenders to purchase an aggregate of 32.8 million shares of our common stock at $1.50 per share. Coliseum, our largest stockholder, has appointed or nominated a total of five directors to serve on our Board, each of whom continues to serve on our Board, including, Adam Gray, who continues to serve as Chairman. Any future transactions with the Lenders or any other related parties may give rise to conflicts of interest or otherwise adversely affect our business.

Our exploration of potential strategic alternatives may not be successful, which may adversely affect our ability to compete with larger, including combined, competitors.

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

Our success may depend on our ability to timely anticipate and respond to changing consumer trends. Those changes and resulting changes in our product mix and distribution strategy could adversely affect our business and results of operations. Our gross profit margins for sales through wholesale customers are lower than those in our DTC channel. If we fail to identify and respond to emerging trends, consumer acceptance of the products we manufacture and sell and our image with current or potential customers may be harmed, which could reduce our net sales. If we misjudge market trends, we may significantly overstock inventory and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of inventory or increases in time for fulfillment of our products that prove popular could also reduce our sales.

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

Many of our significant competitors, including established manufacturers, retailers, and new entrants, offer products directly competing with ours. This increasing competition from both domestic and international sources, including competitors that source from low-cost locations, could adversely affect our business, financial condition and results of operations. Competitors are expanding their distribution channels, with many offering direct-to-consumer sales online. Major retailers like Mattress Firm, Amazon, and Walmart also sell competing products. Additionally, foreign retailers may vertically integrate by acquiring U.S. mattress manufacturers or other retailers.  Many of our competitors have greater financial resources, technical expertise, larger customer bases, established industry relationships, and more mature distribution channels. They may aggressively pursue market share with new or existing products, and we cannot guarantee we will have the resources or expertise to compete successfully. Additionally, competitors with better e-commerce platforms could hurt our sales. We have limited ability to predict competitors’ actions, such as new product launches, pricing strategies, or marketing campaigns, which could impact our market share and product margins. Competitors may also secure better terms from vendors, adopt more aggressive pricing, and invest more in technology and marketing. With many competitors offering a wide range of products, it may be difficult for us to differentiate through value, style, or functionality. Additionally, our products are often heavier, and some markets may not support affordable delivery, limiting our reach. The retail sleep product industry has low barriers to entry, allowing new or existing retailers to increase competition. This could delay or prevent us from gaining market share and negatively impact our growth and future results of operations.

The Sleep products industry has experienced significant consolidation in recent years, including vertical integrations, with competitors acquiring brands to expand distribution networks, leverage economies of scale to gain market share and lower prices, gain greater bargaining power with suppliers, enhance brand recognition, advance research and development, and extend marketing and retail distribution channels. For example, the industry leader has recently made an offer to purchase one of our important suppliers. Consolidation among retailers may result in fewer sales channels or more restrictive terms for standalone brands. If we are unable to adapt to these industry shifts, our growth, results of operations, and market share could be adversely impacted.

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

We rely on external suppliers for key raw materials like polyurethane foam, oil, spring units, and our Hyper-Elastic Polymer® ingredients. Any supply issues, quality concerns, or price fluctuations could raise costs and hinder our ability to meet customer demand. Oil price increases from conflicts in the Middle East or elsewhere could increase the cost of freight or raw materials. These issues or concerns may be magnified to the extent we rely on a limited number of suppliers or a sole supplier. Competitive pressures may also limit our ability to pass on price increases, potentially leading to lost sales.  Shortages of widely used components like foam and spring units, due to factors like increased demand, weather events, or supply chain issues, could impact our production and operations. If a supplier fails to deliver, we will need to find replacements, potentially on unfavorable terms. Any disruption in component supply could significantly interrupt production and raise costs.

Even with timely access to raw materials, supply chain constraints, inflation, increased duties and tariffs, and other factors will increase shipping, labor, and production costs. Rising costs for materials, transportation, and labor could impact our production efficiency, reduce gross margins, and negatively affect our results of operations. Shipping costs and delays have in the past risen and may again in the future rise due to regional conflicts, port closures, congestion, and shortages of containers and ships. Future disruptions, such as pandemics, geopolitical conflicts, and increased duties and tariffs, could worsen delays and increase material costs. These issues may impact our ability to maintain inventory, meet demand, and affect our operations. Any significant supply chain interruptions or inability to source materials at acceptable prices could harm our business.

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

Our business and results of operations are being and may continue to be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions which may be imposed by the U.S. or other governments with little or no advance notice. For example, the recent U.S. Supreme Court ruling invalidating certain IEEPA tariffs resulted in the imposition of new replacement tariffs and created uncertainty with respect to recovering amounts paid for the invalidated tariffs. In the recent past, U.S. trade policy has resulted in retaliatory measures on U.S. goods and may result in further retaliatory measures. Further changes to trade policy may result in additional retaliatory measures. If we are unable to navigate further these unpredictable changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Some of our products require materials that may be subject to these recent tariffs, especially our products requiring textiles. In addition, some U.S manufacturers have asked the U.S. government to extend increased steel tariff protections to mattress springs.  Any imposition of or increase in tariffs on imports of these products or components, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unsuccessful in finding alternative suppliers that are subject to smaller or no tariffs, negotiating sharing these costs with our suppliers, or failing to pass cost increases on to our customers, such cost increases could adversely affect our business and results of operations. Higher costs could also inhibit our ability to develop new products and innovations.

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

Disruptions to our manufacturing operations, whether from a pandemic, natural disasters, lease issues, or equipment failures, could increase costs, delay production and shipping, and negatively impact our business, operations, and financial condition. Workplace injuries, industrial accidents, or violence could also lead to production suspensions and delays, affecting customer satisfaction, results of operations, financial condition including our cash flow. The consolidation of our manufacturing operations into one plant, may heighten the risk of disruption, particularly from regional economic downturns, hurricanes, pandemics, utility shortages, or other events affecting our Georgia plant, potentially harming our business.

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

We rely on effective marketing messages and efficient advertising to drive consumer awareness and sales. We continually adjust our strategies, including messaging, budget, and channels. However, we may struggle to adapt to changing consumer preferences, competition, and advertising efficiency. We rely on internet-based advertising through media and e-commerce platforms. If these platforms become less effective, lose users, or fail to target our audience, our advertising may lose effectiveness and adversely affect our business. Advertising costs on social media platforms such as Meta have in the past and may in the future rise significantly, which could reduce efficiency. We rely on relationships with media partners, search engines, social media influencers, and e-commerce platforms to drive traffic and attract customers. If we can’t maintain or develop these relationships on favorable terms, or if our reputation suffers, our ability to grow could be impacted. If we can’t manage these costs or generate expected sales, our business could be adversely affected.

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

Our expansion into sales channels, new products, market segments and geographic regions subjects us to additional business, legal, financial, and competitive risks.

In addition to DTC channels, we continue to expand into wholesale distribution. We cannot guarantee success with wholesale partners. We may struggle to generate additional sales through wholesale channels, and extending credit terms to wholesale partners could expose us to the risk of unpaid or late invoices. Providing fixtures to wholesale partners could also pose challenges in recovery or reuse. Wholesale customers may not purchase at expected volumes, and gross profit from wholesale sales are lower than DTC. If these issues arise, they could harm our reputation, limit growth, and negatively impact our results of operations.

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

We rely on commercial agreements and strategic relationships with suppliers, service providers, and wholesale partners. Disruptions in these relationships or strategic decisions by partners could negatively affect our business. For example, (i) the industry leader has acquired one of our wholesale partners, which could disrupt our relationship or prevent us from continuing to sell our products in favorable placements alongside the competitor’s products or at all in the wholesale partner’s stores, (ii) the industry leader owns a manufacturing company with which we have a manufacturing relationship, and that competitor could disrupt that relationship to harm our manufacturing efforts, (iii) the industry leader is attempting to purchase one of our key suppliers, and (iv) the industry leader is attempting to get the U.S. Government to place import restrictions on an important international supplier. We may also struggle to maintain or develop these relationships and may not be able to secure new ones on favorable terms,

We sell products through wholesale partnerships and may seek to expand these relationships. However, these wholesale partnerships may not be profitable and could incur additional costs compared to our DTC operations. In addition, an expansion of these relationships may concentrate our business with one customer resulting in greater reliance on that customer, which could adversely affect our ability to grow our business and compete in our industry. Wholesale relationships may be terminated or modified, or wholesale partners may reduce orders or fail to meet their obligations, resulting in lost sales and adversely affecting our financial performance, results of operations and financial condition. Disputes with partners or the termination or amendment of agreements could lead to expenses, delayed payments, liabilities, and distractions from our strategic objectives. If we cannot renew or replace agreements on favorable terms, it could harm our business. Wholesale partners may also compete against us in key channels, harming our business. Maintaining these relationships may require significant resources and could limit our sales channels, adversely affecting other areas of our business.

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

We use some third-party manufacturers to assemble certain of our products using Company-made Hyper-Elastic Polymer material. We depend on our third-party manufacturers to maintain high levels of productivity and satisfactory delivery schedules. These third-party manufacturers may experience difficulties assembling our products, particularly in the early stages of their engagement as they develop expertise in assembling our products to our standards. For example, we previously experienced temporary issues with certain third-party manufacturers assembling our mattresses and the occurrence of such issues in the future would materially harm our business. The ability of our suppliers to effectively satisfy our production requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, pandemic, terrorist attack, natural disaster, or other events. The failure of any supplier to meet our expectations could result in supply shortages or delays for certain products and components and harm our business.

A reduction in the availability of credit to consumers or the availability of more favorable credit terms with competitors could adversely affect our results of operations and financial condition.

We offer consumer financing through third-party finance companies, with a significant portion of our sales financed in 2025. Macroeconomic factors and changes in credit lending criteria may reduce available credit, and we may face higher costs to maintain lending approvals. Additionally, federal regulations place restrictions on consumer credit programs, including promotional credit offers. They control financing offers and credit standards and may provide better terms to our competitors or in channels outside our focus. Reduced credit availability from economic changes, regulatory shifts, terminated agreements, or competitors offering better terms could negatively impact our results of operations and financial condition.

Over or under supply of raw material inventory and finished products could leave us vulnerable to shortages or shrinkage that may harm our ability to satisfy consumer demand and could adversely affect our results of operations.

We have in the past accumulated and may again in the future accumulate excess raw material inventory, which is vulnerable to shrinkage, theft, obsolescence, or otherwise becoming unsellable, and excess finished product inventory. Excess inventory uses valuable warehouse space. If our efforts to manage inventory are unsuccessful, excess stock and related inefficiencies could negatively impact our results of operations. On the other hand, failing to maintain adequate inventory levels could lead to supply shortages, harming our ability to meet consumer demand and negatively affecting operations. Lead times for products and components, especially those sourced internationally, can vary. Risks from legal, economic, political, or health issues, as well as disruptions in global trade, including due to tariffs or trade wars, could impact production and result in inadequate inventory levels. Sourcing challenges due to trade tensions, tariffs or other geopolitical factors, will also increase costs and disrupt supply. Any shortages or delays in meeting demand could harm customer satisfaction, results of operations and financial condition.

We rely on key suppliers, some of which are our only source or one of few sources for certain products, materials, or services. While alternative suppliers may be available, disruptions or cost increases in the supply of materials could negatively affect our results of operations and financial condition. Additionally, changes in a supplier’s financial condition could delay their product delivery to us. Shipping delays from port closures, congestion, and shortages of containers or ships could disrupt manufacturing, supply of materials, and inventory management. These delays may hinder our ability to meet product demand and deliver on time, negatively impacting our business and results of operations.

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

The U.S. Consumer Product Safety Commission (CPSC) and other jurisdictions have fire retardancy standards for the mattress industry, and some jurisdictions may consider stricter regulations. These standards require fire retardant materials, quality assurance programs, random product testing, and documentation retention, which can be costly. If testing or inspections show our products don’t meet flammability standards, we could face production halts, recalls, fines, or penalties, negatively impacting our operations and financial condition. New legislation on fire retardancy, bed bug prevention, or mattress recycling could lead to recalls or higher operating costs. Non-compliance may result in penalties, business restrictions, or negative publicity. Conflicting regulations could raise costs, change manufacturing processes, and harm product performance, negatively affecting our business.

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

We may be involved in legal proceedings arising in the ordinary course of business, including commercial, product liability, employment, intellectual property claims, and claims brought by shareholders. Litigation is unpredictable, and it is possible that the outcome of future claims asserted, or adverse publicity resulting from litigation, could adversely affect our business, reputation, results of operations or financial condition.

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

Before the Business Combination, we entered into an Amended and Restated Confidential Assignment and License Back Agreement with EdiZONE, controlled by our founders, pursuant to which EdiZONE transferred intellectual property to us and licensed back certain intellectual property to meet pre-existing third-party obligations. EdiZONE agreed not to modify, extend, or enter new third-party licenses, with all rights reverting to us as these licenses expire. One of EdiZONE’s prior licenses grants exclusivity to a third party of an earlier technology that could prevent us from selling a mattress made from that earlier technology in the European Union or in the medical industry. This risk could be mitigated by redesigning our Hyper-Elastic Polymer material using existing or new technologies. However, there is no guarantee that any of our future sales in the European Union or in the medical industry won’t be challenged by EdiZONE’s licensee, and any such redesigned mattresses may not succeed. If challenged, we are required to indemnify EdiZONE. We have the right to enforce our intellectual property against licensees who violate their agreements or infringe on our intellectual property. We must indemnify EdiZONE and cover enforcement costs. However, there is no guarantee that such enforcement efforts would succeed, which could negatively impact our business.

Risks Relating to our Common Stock

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on NASDAQ, which has listing criteria. We cannot assure that our common stock will continue to be listed on NASDAQ in the future. To continue listing our common stock on NASDAQ, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock, and a $1.00 minimum per share bid price for our common stock. If we fail to maintain a $1.00 minimum per share bid price for a period of 30 consecutive business days, we have 180 calendar days to maintain our common stock at a $1.00 minimum per share bid price for 10 consecutive trading days. If we do not regain compliance within 180 calendar days, NASDAQ may grant a second compliance period of 180 calendar days or it may determine to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. On November 5, 2025, we received written notice from NASDAQ that we were not in compliance with Nasdaq minimum share price rule, since the closing price of our Common Stock had been below $1.00 per share for 30 consecutive business days. We have 180 calendar days, or until May 4, 2026, to regain compliance with the Nasdaq minimum share price rule. To regain compliance, the bid price of our Common Stock must close at $1.00 or more for a minimum of ten consecutive business days. While we intend to actively monitor the bid price of our Common Stock and will consider available options to regain compliance, there can be no guarantee that we will be able to regain compliance or otherwise comply with NASDAQ’s other continued listing requirements.

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

As reported by Coliseum in its Schedule 13D/A filed on May 6, 2025, Coliseum beneficially owns 61.1 million shares of Common Stock (which includes 46.9 million shares of Common Stock currently owned and 14.2 million shares of Common Stock that could be acquired upon exercise of its warrants). The existence of such a large stockholder may limit the potential for third party offers to acquire the Company.

Significant payment obligations under our Tax Receivable Agreement are accelerated upon a change of control and may discourage the potential acquisition of our Company and adversely affect any potential control premium payable for shares of our Common Stock.

Prior to us being a public company, we entered into the Tax Receivable Agreement with our founders (the “Tax Receivable Agreement”), which provides for our payment to our former founders of 80% of certain tax benefits that we realize as a result of certain increases in our asset tax basis and of certain other tax benefits. If we experience a change of control (as defined under the Tax Receivable Agreement), we could be required to make an immediate lump-sum payment to our former founders under the terms of the Tax Receivable Agreement (as defined herein). We currently estimate the liability associated with this lump-sum payment as of December 31, 2025, to be approximately $137.5 million on a discounted basis. The acceleration of such a material lump-sum payment obligation under our Tax Receivable Agreement could materially adversely affect a third party’s acquisition, discourage a third party from attempting to acquire control, or materially adversely affect the price payable for our Common Stock pursuant to such a transaction. As a result, stockholders may not have the opportunity to participate in or realize a potential control premium for shares pursuant to such a change of control transaction. These obligations could also limit the price that investors might be willing to pay in the future for our Common Stock.

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

In connection with the issuance of warrants pursuant to the Amended and Restated Credit Agreement and the 2025 Amendment, we entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with CCP, Blackwell, Coliseum Capital Co-Invest III, L.P. (“C-3”), Harvest Master, Harvest Partners, and HSCP (the “Holders”), providing for the registration of the warrants, the shares of Common Stock issuable upon the exercise of the warrants, and the Class A Common Stock held by the Holders as of such date (the “Registrable Securities”). The market price of our Common Stock could decline as a result of sales by a few large stockholders, such as Coliseum or the Holders, or the perception that these sales could occur, including as a result of the registration statement. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

We have previously sold and may in the future sell additional shares of our common stock or convertible securities at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities could have rights superior to existing stockholders, which could result in substantial dilution of existing stockholders. For example, on January 23, 2024, we issued to the Lenders under the Amended and Restated Credit Agreement the warrants to purchase 20.0 million shares of our common stock at a price of $1.50 per share (the “2024 Warrants”), subject to adjustments, and on March 12, 2025, we issued to the 2025 Lenders under the 2025 Amendment the 2025 Warrants to purchase 6.2 million shares of our common stock at a price of $1.50 per share, subject to adjustments. In addition, on May 2, 2025, we issued to the 2025 Lenders under the Second 2025 Amendment additional warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of our common stock at a price of $1.50 per share, subject to adjustments and on May 2, 2025, we issued to Somnigroup International, Inc. as partial consideration for their entering into various agreements with Somnigroup International, Inc. entities, warrants to purchase 8.0 million shares of our common stock at a price of $1.50 per share, subject to adjustments. The exercise of warrants will dilute the value of Class A common stock and stockholder voting power. In addition, the warrants include full-ratchet anti-dilution protections, subject to certain conditions, which could result in the warrants becoming exercisable for a significantly greater number of shares if we engage in a dilutive financing.

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

We are required to maintain internal controls over financial reporting and disclosure, as mandated by the Sarbanes-Oxley Act and SEC rules. However, even with these controls, management cannot guarantee that they will prevent all errors or fraud. All control systems have inherent limitations, such as human error, circumvention, or collusion, and cannot provide absolute assurance of detection or prevention. Controls may also become inadequate over time due to changes, new fraudulent schemes, or deteriorating compliance, increasing the risk of undetected misstatements. The accuracy of our financial reporting relies on effective internal controls, which can only provide reasonable assurance and may not detect all misstatements. We have in the past identified material weaknesses in our controls. Any failure in internal controls or disclosure procedures could undermine the accuracy and timeliness of our disclosures, potentially eroding investor confidence, requiring significant resources to fix, and exposing us to legal or regulatory actions.

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

Our Tax Receivable Agreement with our founders requires us to pay 80% of certain tax benefits realized from increases in asset tax basis and other tax benefits. As of December 31, 2025, our preliminary estimate of liability under the agreement was $170.5 million. This liability may increase if we realize future tax benefits, face changes in tax rates, or if payments are accelerated. However, since we have not been profitable recently, we determined as of December 31, 2025, that the likelihood of incurring a liability was not probable and no liability was recorded. If we become profitable and realize tax savings covered by the Tax Receivable Agreement, we will incur payment obligations, which could negatively impact our cash flow.

The lump sum payment of $137.5 million required upon early termination of the Tax Receivable Agreement in the event of a change in control could negatively impact liquidity, delay or prevent business transactions, and reduce the value of our Common Stock. If our cash resources are insufficient, we may need to incur additional debt to meet these obligations, which could materially harm our financial condition. Even without early termination, a change of control, or late payments, our liquidity could be adversely affected if payments under the Tax Receivable Agreement exceed the tax savings we realize, or if distributions from Purple LLC are insufficient to cover payments after taxes and expenses.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited. Future use and amount of our Current NOLs and other tax benefits is uncertain.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change is defined as a change in its equity ownership by certain stockholders over a three-year period of greater than 50 percentage points (by value). If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. In 2024, we completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company’s formation. The results of this study indicate that we experienced one ownership change on December 31, 2021. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liabilities to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities.

Use of our Current NOLs and other tax benefits depends on our ability to generate taxable income in the future. We cannot ensure whether we will have future taxable income or, if we do, whether such income or our Current NOLs or other tax benefits at such time will exceed any potential limitation under Code Section 382.

The IRS may challenge our Current NOLs and other tax benefits.

As of December 31, 2025, the amount of our Current NOLs has not been audited or validated by the Internal Revenue Service (the “IRS”). The IRS could challenge the amount of our Current NOLs, which could result in an increase in our future liability for income taxes. In addition, determining whether an ownership change under Code Section 382 has occurred is subject to uncertainty because of the complexity and ambiguity of the provisions of Code Section 382 and because of limits on timely knowledge that any publicly traded company can have about the ownership of and transactions in its securities. We cannot ensure that the IRS or another taxing authority will not claim in the future that we experienced an ownership change under Code Section 382 and attempt to reduce the benefit of our Current NOLs and other tax benefits available, even if the NOL Protective Charter Amendment is in place.

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

In 2025, we did not identify any cybersecurity breaches that materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Management’s Role

Our management team is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity incidents. Our Vice President of IT and Systems brings over 13 years of expertise, with a proven track record in various leadership roles, including Director of Software Delivery for the past two years. He has spearheaded the successful implementation and management of multiple website platforms, enterprise resource planning (ERP) systems, retail store infrastructures, and cloud-based enterprise solutions. In his current role, he oversees our cybersecurity team and outsourced managed services, while developing incident response plans and establishing clear communication protocols with internal executives and external vendors. Our Network Systems Associate Director brings over 15 years of expertise in enterprise IT, with a proven track record in various leadership roles, including 13 years in technical leadership roles. His distinguished career includes leading the transition to a managed NOC/SOC, spearheading email security initiatives, architecting the migration to Okta with multi-factor authentication (MFA) and automated user-access auditing, and designing robust showroom network infrastructure. He oversees end-user technology and security operations, encompassing endpoints and Microsoft 365, identity policies, vulnerability management, incident response, SOC and vendor collaboration, telecommunications, and SaaS platforms. He holds a B.S. in Information Technology from Utah Valley University.

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity risk management processes are being integrated into our overall risk management processes. We are making efforts to incorporate cybersecurity considerations as a part of our business processes. We engage with external cybersecurity experts, including assessors, consultants, and auditors, to enhance our cybersecurity measures and ensure compliance with industry best practices. For example, a comprehensive cyber risk assessment, both physical and logical, was conducted by a third party, serving as an external penetration test to validate our security posture. We have established processes to oversee and manage cybersecurity risks associated with our use of third-party service providers, ensuring they adhere to our security standards. We review third-party service provider contracts to ensure they contain data privacy and security provisions, aligning with our standards and regulatory requirements. Additionally, we have established a Technology Review Committee (“TRC”) tasked with the role of evaluating new software tools and technologies before their implementation. The TRC consists of experts from various domains within our organization, including information technology security, compliance, legal, and operations. The TRC conducts assessments to ensure that any new software tools meet our standards for security, compliance, and operational efficiency.

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

Item 2. Properties

We lease a manufacturing facility in McDonough, Georgia with approximately 844,000 square feet. In January 2025, we leased an approximately 198,000 square foot distribution and fulfillment facility in West Valley City, Utah, that opened in April 2025. We also lease a building with approximately 61,000 square feet in Draper, Utah that serves as our innovation center and approximately 30,000 square-feet of office space in Lehi, Utah for our corporate headquarters. The Restructuring Plan included the permanent closure of two Utah manufacturing facilities to consolidate mattress production in our Georgia plant. The closure of the manufacturing facilities in Grantsville, Utah with 574,000 square feet and Salt Lake City, Utah with 67,000 square feet was completed in the second quarter 2025. We are currently subleasing the space in those building to other tenants. As of December 31, 2025, we had 55 Purple showrooms under lease with 11 located in California, six in Texas, four in Utah and 34 located in 22 other states throughout the United States.

Item 3. Legal Proceedings

Information regarding legal proceedings can be found in Note 13, “Commitments and Contingencies” and Note 21, “Subsequent Events” of the Notes to our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on NASDAQ under the symbol “PRPL”. As of March 30, 2026, there were approximately 75 holders of record of shares of our Common Stock and six holders of record of shares of our Class B Stock. Our Class B Stock is not listed or quoted on any exchange and is not transferrable by the holders, subject to certain limited exceptions, including the exchange of Class B Stock for shares of Common Stock. The number of holders of record of our Common Stock does not include stockholders for which shares are held in “nominee” or “street” name.

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

Comparative Stock Performance

The following graph illustrates the cumulative total return over the last five years from December 31, 2020 through December 31, 2025, for (i) our Common Stock, (ii) the Standard and Poor’s (S&P) 400 Consumer Discretionary Index, and (iii) the NASDAQ Stock Market (U.S.) Index. The graph assumes $100 was invested on December 31, 2020 in each of our Common Stock, the S&P 400 Consumer Discretionary Index, and the NASDAQ Stock Market (U.S.) Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance. The graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing with the SEC, except to the extent that the Company specifically incorporates it by reference into such filing.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Purple Innovation, Inc.	$100.00	$40.29	$14.54	$3.13	$2.37	$2.09
S&P 400 Consumer Discretionary Index	100.00	126.74	98.73	121.14	131.12	122.28
The NASDAQ Stock Market (U.S.) Index	100.00	121.39	81.21	116.47	149.83	180.30

Recent Sales of Unregistered Securities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, we issued warrants to the Lenders to purchase 20.0 million shares of our Common Stock. On March 12, 2025, in connection with the 2025 Amendment, we issued warrants to the Lenders to purchase 6.2 million shares of our Common Stock. On May 2, 2025, in connection with the Second 2025 Amendment, we issued warrants the Lenders to purchase 6.6 million shares of our Common Stock, and also on May 2, 2025, in connection with the SGI Agreements (as defined below), we issued warrants to SGI to purchase 8.0 million shares of our Common Stock. The warrants will expire on the 10-year anniversary of their issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Common Stock or any voting rights until they exercise their warrants. After the issuance of shares of Common Stock upon exercise of the warrants, each holder will be entitled to one vote for each share of Common Stock held on all matters to be voted on by stockholders generally. A holder of warrants will not have the right to exercise its warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At December 31, 2025, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

During 2025, we continued to build on our Path to Premium Sleep strategy. As a result, we exited 2025 with a lower cost structure and improved margins, which we believe position us to scale as demand improves. We have been realizing efficiencies with our media investments by targeting specific segments most likely to purchase Purple and by focusing more effort on those consumers currently in the market for a sleep product. We are concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards our Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. We have also delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and our outbound freight costs reflect cost improvements along with improved delivery reliability. While our revenues were down overall from 2024, we are encouraged by our performance in the second half of 2025 as our fourth quarter 2025 revenue increased 9.1% compared to last year, reflecting the continued execution of our strategic priorities. Wholesale revenue grew 39.8% in the fourth quarter compared to last year with our expanded Mattress Firm placements and an expansion with our Costco program, showroom revenue increased 4.5% reflecting the strength of our updated selling model and premium positioning and e-commerce was down 15.3%, reflecting a continuation of trends from earlier in the year. Gross margin for the fourth quarter was 41.9% as we have realized the benefits of the continued improvement in lowering material costs from ongoing sourcing initiatives, plant efficiencies, restructuring benefits and actions to reduce our cost of warranty returns. Operating expenses continue to decline with 2.9% reduction in the fourth quarter 2025 compared to last year as we have improved efficiency, implemented numerous cost reduction efforts and closely managed our expenses with disciplined cost controls.

On May 2, 2025, we entered into the Second Amendment to Master Retailer Agreement with Mattress Firm (the “MRA Amendment”), a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of our products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. This rollout is progressing well, with Purple products now being represented in Mattress Firm’s full store network. With the recent launch of Purple Royale, our exclusive Luxe product for Mattress Firm, we have expanded to all 12,000 committed slots. Also on May 2, 2025, we entered into an Amended and Restated Master Vendor Supply and Services Agreement with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy (the “Sherwood Agreement,” and together with the MRA Amendment, the “SGI Agreements”). The Sherwood Agreement provides that Tempur Sherwood, LLC has the exclusive right to assemble certain product lines that we sell to Mattress Firm.

The new Rejuvenate 2.0 collection launched in the second quarter 2025 and is available across all of our showroom locations. Momentum remains strong in our showrooms as Rejuvenate 2.0 mattress sales represented over half of showroom mattress revenue in the fourth quarter 2025. In conjunction with the launch of Rejuvenate 2.0, our slot placement expanded with our other wholesale partners.

We are also seeing strong performance with Costco, where our programs provide an important opportunity to introduce Purple to new customers at scale. Our Costco partnership expanded meaningfully at the beginning of the fourth quarter 2025 to 450 clubs. Early in the period, it performed exceptionally well, driven by the introduction of unrolled beds on the floor, which allowed Costco members to see and feel our differentiated product. This in-store presentation drove strong sales outperformance and ultimately led Costco to expand the program. We are also making progress in alternative channels, including Walmart and Sam’s Club, which are helping us to reach new customers, diversify demand, and drive incremental volume.

Restructuring Activities

In August 2024, we initiated the Restructuring Plan to strategically realign our operational focus to achieve efficiencies in our operations to improve profitability and provide for reinvesting in technology and marketing initiatives. The Restructuring Plan included the permanent closure of both Utah manufacturing facilities to consolidate mattress production in our Georgia plant, and a headcount reduction at our Utah headquarters to drive additional operating efficiencies. Closure of the two Utah manufacturing facilities was completed in the second quarter of 2025 while consolidation into the Georgia facility was finalized in December 2024. The reduction in workforce at our Utah headquarters was completed in August 2024. The Restructuring Plan is now complete. During 2025, we recognized $12.4 million in costs relating to the Restructuring Plan, of which $9.5 million related to the write-off of equipment that was determined to have no future use and $2.9 million in employee-related and other cash charges.

In addition, we implemented additional cost savings measures in 2025 and 2026 beyond those implemented pursuant to our Restructuring Plan.

Debt Financings

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed entered into the Amended and Restated Credit Agreement, which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with the Lenders and Delaware Trust Company, as administrative agent. The Lenders agreed to assume our obligations under the Term Loan Agreement and agreed to refinance our existing obligations. Pursuant to the Amended and Restated Credit Agreement, we borrowed $61.0 million from the Lenders (the “Related Party Loan”) that was used to repay the $25.0 million of term loans outstanding, the $5.0 million of revolving debt outstanding, loan fees, premiums and expenses incurred in connection with this transaction and provided net proceeds to us (after payments of outstanding debt, unpaid accrued interest, and expenses) of approximately $27.0 million. Interest on the new loan is payable each month and, under the Third Amendment executed in March 2026 (see below), the principal outstanding matures and is due on April 30, 2027. To reduce cash obligations, we have elected for interest to be capitalized and added to the principal amount of the loan. The loan bears interest at a rate equal to (i) the secured overnight financing rate plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, because Purple LLC has elected to pay interest in kind to reduce its cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. We may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by us to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan. In connection with our execution of the Amended and Restated Credit Agreement, all obligations under the previously outstanding term loans and revolving credit facility were paid in full and the respective related agreements (collectively, the “2023 Credit Agreement”) were terminated.

On March 12, 2025, the Loan Parties, entered into the 2025 Amendment with CCP and Blackwell, which amends the Amended and Restated Credit Agreement. The 2025 Amendment, among other things, provides for an increase in the initial principal amount of the Related Party Loan by $19.0 million (the “First Incremental Loan”) from an initial Related Party Loan principal amount of $61.0 million to an initial aggregate principal amount of $80.0 million, and allows the Loan Parties to request one or more additional term loans from CCP, Blackwell and other lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended and Restated Credit Agreement). The First Incremental Loan will bear interest at the same rate as the Initial Loan, which may be paid in cash or in kind at our option.

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

In connection with the 2025 Amendment, we issued to the 2025 Lenders, the 2025 Warrants to purchase 6.2 million shares of our Common Stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). The 2025 Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

On May 2, 2025, the Loan Parties entered into the Second 2025 Amendment with the 2025 Lenders (as defined in the Second 2025 Amendment), which amends the Amended A&R Credit Agreement. The Second 2025 Amendment, among other things, provides for a commitment increase pursuant to Section 2.18 of the Amended A&R Credit Agreement in the initial principal amount of the senior secured term loan facility by $20.0 million (the “Second Incremental Loan”) from an aggregate principal amount of up to $80.0 million (the “Existing Loan”) to an initial aggregate principal amount of up to $100.0 million and allows the Loan Parties to request one or more additional term loans from the Lenders in an initial aggregate principal amount not to exceed $20.0 million on terms to be agreed to by the parties and subject to the approval of the Required Lenders (as defined in the Amended A&R Credit Agreement). The Second Incremental Loan will bear interest at the same rate as the Existing Loan, which may be paid in cash or in kind at our option.

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

In addition, we also paid (i) an amendment fee equal to 0.25% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in kind to the 2025 Lenders, (ii) a work fee equal to 0.1% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, (iii) a waiver fee, to induce the Required Lenders to waive certain preemptive and right of first refusal rights, equal to 0.15% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, and (iv) a commitment fee equal to $0.2 million, paid in cash to the Required Lenders.

In connection with the Second 2025 Amendment, we issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of our Common Stock at a price of $1.50 per share, subject to certain adjustments. These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035.

On March 24, 2026, the Loan Parties entered into the Third Amendment with the Lenders, which revised the maturity date under the Amended A&R Credit Agreement from December 31, 2026, to April 30, 2027 and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. In connection with the Third Amendment, the Loan Parties agreed to pay to the Lenders an amendment fee in the aggregate amount of $1.6 million, equal to 1.25% pro rata based on each Lender’s outstanding principal amount (the “Amendment Fee”). Of the Amendment Fee, approximately $1.3 million is payable-in-kind by adding such amount to such Coliseum Lenders’ outstanding principal amount. The remaining $0.3 million of the Amendment Fee was paid in cash. In connection with the Third Amendment, the Loan Parties also agreed to reimburse the Coliseum Lenders for certain expenses in the amount of $0.3 million.

The Company has elected to have interest paid-in-kind and added to the principal amount of the Term Loan Agreement, the First Incremental Loan and the Second Incremental Loan.

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

In connection with the 2025 Amendment, we issued to the 2025 Lenders the 2025 Warrants to purchase 6.2 million shares of our Common Stock. Each 2025 Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $1.50 per share, subject to adjustment with a floor of $0.6979 and expire on March 12, 2035. The 2025 Warrants contain certain provisions that do not meet the criteria for equity classification and therefore were recorded as liabilities. The liability for the 2025 Warrants was recorded at a fair value of $5.4 million on the date of issuance with the offset included in debt issuance costs.

In connection with the Second 2025 Amendment, we issued to the 2025 Lenders the 2025 Additional Warrants to purchase 6.6 million shares of our Common Stock. Each 2025 Additional Warrant entitles the registered holder to purchase one share of our Common Stock at a price of $1.50 per share, subject to adjustment with a floor of $0.6979 and expire on March 12, 2035. The liability for the 2025 Additional Warrants was recorded at a fair value of $5.4 million on the date of issuance with the offset included in debt issuance costs.

In connection with the SGI Agreement, we issued to SGI, the SGI Warrants to purchase 8.0 million shares of our Common Stock at a strike price of $1.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The liability for the 2025 Additional Warrants was recorded at a fair value of $6.5 million on the date of issuance with the offset recorded as an asset to be amortized as a reduction of revenue over the life of the SGI Agreement.

A holder of the warrants will not have the right to exercise them, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During 2025, we recognized a gain of $17.2 million in our consolidated statement of operations for a decrease in the fair value of the warrants outstanding at December 31, 2025.

Registration Rights Agreements

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement with holders of the Warrants (the “Holders”), providing for the registration of Registrable Securities (as defined in the Registration Rights Agreement), subject to customary terms and conditions. We are responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities by the Holders, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

In connection with the issuance of the 2025 Warrants, on March 12, 2025, we entered into a Second Amended and Restated Registration Rights Agreement (the “2025 Registration Rights Agreement”) with CCP, Blackwell, and Coliseum Capital Co-Invest III, L.P., (the “2025 Holders”), providing for the registration under the Securities Act of the 2025 Warrants, the shares issuable upon the exercise of the 2025 Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Common Stock held by the 2025 Holders as of such date (the “2025 Registrable Securities”), subject to customary terms and conditions.

In connection with the issuance of the 2025 Additional Warrants, on May 2, 2025, we entered into a Third Amended and Restated Registration Rights Agreement (the “Third Amended Registration Rights Agreement”) with the 2025 Holders, providing for the registration under the Securities Act of the 2025 Additional Warrants, the shares issuable upon the exercise of the 2025 Additional Warrants, other warrants held by the 2025 Holders (and shares issuable upon exercise thereof) and the Common Stock held by the 2025 Holders as of such date (the “2025 Additional Registrable Securities”), subject to customary terms and conditions.

In connection with the issuance of the SGI Warrants, on May 2, 2025, we entered into a Registration Rights Agreement (the “SGI Registration Rights Agreement” and collectively with the 2025 Registration Rights Agreement and the Third Amended Registration Rights Agreement, the “Registration Rights Agreements”) with SGI, providing for the registration under the Securities Act of the SGI Warrants, the shares issuable upon the exercise of the SGI Warrants, and the Common Stock held by SGI as of such date (the “SGI Registrable Securities” and collectively with the 2025 Registrable Securities and 2025 Additional Registrable Securities, the “Registrable Securities”), subject to customary terms and conditions.

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

NOL Rights Plan

On June 27, 2024, our Board adopted, and we entered into, a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. Our Board approved the NOL Rights Plan to protect stockholder value by attempting to safeguard our ability to use our June 30, 2024, estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership of our Common Stock. Upon adopting the NOL Rights Plan, 0.3 million shares of our authorized shares of preferred stock were designated as Series C Preferred Shares. Pursuant to the NOL Rights Plan, our Board authorized and declared a dividend of one right for each outstanding share of Common Stock to stockholders of record at the close of business on July 26, 2024. Upon a stockholder acquiring greater than a 4.9% ownership percentage threshold (or, if a stockholder has beneficial ownership of in excess of 4.9%, then the ownership percentage that is one-half of one percentage point greater than their current beneficial ownership percentage), the rights will become exercisable to significantly dilute any stockholder who violates the ownership limitations of the NOL Rights Plan. The NOL Rights Plan was ratified at a special meeting of our stockholders on October 15, 2024 (the “Special Meeting”). On May 6, 2025, the Board accelerated the termination of the NOL Rights Plan and the NOL Protective Charter Amendment, to May 7, 2025.

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

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Tariffs impacted us by approximately $9.1 million in 2025 due to our mitigation efforts which have reduced the overall impact to our initial expectations. While future changes in tariffs are difficult to predict, we currently estimate the total cost exposure in 2026 to be $7.7 million. We have shifted sourcing outside of China, and in July 2025, we implemented price increases on select products, including two mattress models. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions.

Executive Summary – Results of Operations

Net revenues decreased $19.2 million, or 3.9%, to $468.7 million in 2025 compared to $487.9 million in 2024. This decrease was primarily driven by the industry-wide demand softness for home-related products and softness in the e-commerce channel, partially offset by growth in our Mattress Firm and Costco programs. From a sales channel perspective in 2025, DTC net revenues decreased $22.3 million, or 7.9%, and wholesale net revenues increased $3.2 million, or 1.6%, as compared to 2024. Within DTC in 2025, e-commerce net revenues decreased $23.4 million, or 11.4%, while Purple showroom net revenues increased $1.1 million, or 1.5%, as compared to 2024. The growth in our wholesale revenues was due primarily to our agreement with Mattress Firm as we expanded the number of stores and slots and the expansion of our Costco program. Purple showroom increase in revenues was primarily due to an increase in average selling prices related to both strategic price adjustments and a sizeable shift in product mix to our higher priced Rejuvenate products.

Gross profit increased $7.4 million, or 4.1%, to $188.6 million in 2025 compared to $181.1 million in 2024 and our gross profit percentage improved to 40.2% in 2025 from 37.1% in 2024. The increase in gross profit is due mainly to the completion of our Restructuring Plan, as we had fewer costs this year, continued improvement in lowering material costs, improved operating efficiency and the recent actions to reduce our cost of warranty returns.

Operating expenses decreased $41.7 million, or 15.3% to $231.6 million in 2025 compared to $273.3 million in 2024. This decrease was driven by a $24.5 million decrease in restructuring, professional fees and other costs related to our restructuring and other cost reduction efforts, a $15.2 million decrease in employee related expenses and a $9.1 million decrease in advertising spend, partially offset by $7.1 million increase in strategic alternative costs.

Other expense, net increased by $2.4 million, or 41.4% to $8.3 million in 2025 compared to $5.9 million in 2024. This increase was due primarily to an $11.3 million increase in interest expense associated primarily with the Related Party Loan, a reduction of $11.6 million in other income related to two insurance payments received in 2024 for full settlement of a previously filed business interruption claim, partially offset by an increase of $13.7 million in the gain on the change in fair value of the warrant liabilities and a $6.8 million reduction in all other expenses.

Net loss attributable to Purple Inc. was $51.4 million in 2025 compared to a net loss of $97.9 million in 2024. The $46.5 million improvement in net loss was primarily due to a $41.7 million decrease in operating expenses and a $7.4 million increase in gross profit, partially offset by a $2.6 million increase in all other expenses and offsets.

Our accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

The recurring losses, working capital deficiency, the need for capital to fund our operations and the amount of cash reserves are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the audited consolidated financial statements are made available. See Note 2 – Liquidity and Going Concern to our audited consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report for additional information on our assessment.

We have taken decisive actions over the last year to build a more durable business that we believe is positioned for consistent, profitable growth. The fruits of these efforts are demonstrated by the strength of our recent results. We have also extended our debt maturities to April 2027, demonstrating the support of our lenders and providing additional runway and financial flexibility. Successful execution of our Path to Premium Sleep strategy and cost savings initiatives in 2025 resulted in strong revenue growth, margin expansion, and profitability levels we haven’t seen since 2021, and we believe we have a clear plan in place to build on this momentum in the year ahead.  We anticipate that these factors will continue to support further improvements in our business, including strengthening long-term liquidity. From this strong foundation, we expect to continue to deliver results.

Outlook for Growth

The way we think about the business today is fundamentally different than a year ago. Last year was about reshaping the business for a tougher market – right sizing our cost structure, strengthening the foundation and restoring profitability. Now, we are focused on growth with our strategic focus areas that build on what is already working and how we are running our business. We believe we are well positioned to grow our business given our new grid innovation, evolved messaging strategy, our new cost structure and other cost saving initiatives. Our Path to Premium Sleep strategy remains focused on the following three priorities to drive growth:

●	Knowing Our Customer. Over the past year, we’ve sharpened our focus on understanding who our customers are, what matters most to them, and how they make their purchase decisions across the channels. Our Less Pain, Better Sleep positioning continues to resonate, providing a consistent, consumer-led message that translates across ecommerce, retail, and wholesale channels. Importantly, we are focused on reaching our customers with the right message, in the right place, at the right point in their decision journey. We also saw strong results from the “Sleep Easy” co-marketing campaign with Mattress Firm which drove sales conversion and improved awareness scores.

●	Delivering Better Sleep. Innovation remains at the core of Purple’s differentiation, and we believe our Rejuvenate 2.0 collection continues to validate that approach. Performance exceeded our expectations in 2025, with strong traction across both showrooms and wholesale as retail partners expanded Rejuvenate 2.0 placement on their floors. We also continued development work on Purple Royale, a new premium offering developed in close partnership with Mattress Firm. We continue to focus on delivering a differentiated end-to-end customer experience, anchored by compelling in-store presentations across our corporate stores and wholesale partners. We are also continuing to strengthen white glove delivery services and service execution to ensure that Purple shows up consistently and credibly wherever the customer chooses to engage. This focus is strengthening the brand and improving conversion by reinforcing the value of our technology across channels.

●	Executing with Financial Discipline. Last year, our focus was on right sizing the business so we could operate profitably at the current scale. We are increasingly focused on driving growth from a stronger foundation of lower cost structure and improved margins. In owned retail, we plan to open seven new stores this year following the closure of four underperforming stores last year, reflecting a disciplined approach to fleet optimization. Gross margin improvement remains a key focus, and we continue to see the benefits of the actions we’ve taken to simplify the business and improve efficiency across sourcing, operations, fulfillment, and quality improvements. Mix has become an increasingly important tailwind, led by the growth of Rejuvenate 2.0. The shift toward higher-ticket products combined with strong attachment rates for adjustable smart bases and pillows, is driving higher average transaction values and incremental profit dollars. As a result, the operating discipline we put in place over the past year is now showing up in our margins and profitability.

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

Revenue Recognition

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns, uncollectible accounts and variable consideration. Our estimates of the amount and timing of sales returns, uncollectible accounts and variable consideration are based primarily on historical trends, product return rates and current contract terms. Accrued sales returns decreased from $6.5 million at December 31, 2024 to $4.5 million as of December 31, 2025. Our allowance for credit losses decreased from $1.1 million at December 31, 2024 to $0.4 million as of December 31, 2025. We do not believe there is a reasonable likelihood that there will be any material changes in our accounting methodology, future estimates or assumptions used to measure our estimated liability for sales returns and exchanges, our allowance for credit losses or variable consideration. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Accrued Warranty Liabilities

We provide a limited warranty on most of the products we sell. Our warranty liability assessment methodology includes estimates in both our DTC and wholesale channels. The estimated warranty costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for DTC warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimated warranty claim rate. Estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated warranty claim rate. We regularly assess and may adjust the estimate of accrued warranty claims for any current or expected trends and changes in projected claim costs. We expect the estimated warranty liability to continue to increase as we have not yet reached the full 10 years of history on our 10-year mattress warranty. We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. As of December 31, 2025, the current and non-current portions of our warranty liabilities were $7.1 million and $19.6 million, respectively, compared to $6.1 million and $26.1 million, respectively, at December 31, 2024. We do not believe there is a reasonable likelihood that a material change in the estimates or assumptions we use to calculate our warranty liability will occur. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A separate discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 14, 2025.

Results of Operations for the Year Ended December 31, 2025 compared to the year ended December 31, 2024

The following table sets forth for the periods indicated, our results of operations and the percentage of total net revenues represented by each line item in our consolidated statements of operations:

	Years Ended December 31,
	2025	% of Net Revenues	2024	% of Net Revenues
Revenues, net	$468,725	100.0%	$487,877	100.0%
Cost of revenues:
Cost of revenues	279,171	59.6	291,303	59.7
Cost of revenues - restructuring related charges	995	0.2	15,442	3.2
Total cost of revenues	280,166	59.8	306,745	62.9
Gross profit	188,559	40.2	181,132	37.1
Operating expenses:
Marketing and sales	147,040	31.4	171,263	35.1
General and administrative	63,557	13.6	69,117	14.2
Research and development	9,604	2.0	12,962	2.7
Restructuring, impairment and other related charges	11,387	2.4	19,973	4.1
Total operating expenses	231,588	49.4	273,315	56.0
Operating loss	(43,029)	(9.2)	(92,183)	(18.9)
Other income (expense):
Interest expense	(28,766)	(6.1)	(17,510)	(3.6)
Other income (expense), net	3,289	0.7	11,548	2.4
Loss on extinguishment of debt	—	—	(3,394)	(0.7)
Change in fair value – warrant liabilities	17,202	3.7	3,504	0.7
Total other income (expense), net	(8,275)	(1.8)	(5,852)	(1.2)
Net loss before income taxes	(51,304)	(10.9)	(98,035)	(20.1)
Income tax expense	(207)	—	(63)	—
Net loss	(51,511)	(11.0)	(98,098)	(20.1)
Net loss attributable to noncontrolling interest	(97)	—	(201)	—
Net loss attributable to Purple Innovation, Inc.	$(51,414)	(11.0)	$(97,897)	(20.1)

Revenues, Net

Net revenues decreased $19.2 million, or 3.9%, to $468.7 million in 2025 compared to $487.9 million in 2024. This decrease was primarily driven by the industry-wide demand softness for home-related products and softness in the e-commerce channel, partially offset by growth in our Mattress Firm and Costco programs. From a sales channel perspective in 2025, DTC net revenues decreased $22.3 million, or 7.9%, and wholesale net revenues increased $3.2 million, or 1.6%, as compared to 2024. The growth in our wholesale revenues was due primarily to our agreement with Mattress Firm as we expanded the number of stores and slots and expansion of our Costco program, partially offset by the decrease in wholesale door count in 2024. Within DTC in 2025, e-commerce net revenues decreased $23.4 million, or 11.4%, while Purple showroom net revenues increased $1.1 million, or 1.5%, as compared to 2024.

Cost of Revenues

Total cost of revenues decreased $26.6 million, or 8.7%, to $280.2 million in 2025 compared to $306.7 million in 2024. Approximately $12.2 million of the decrease was due to lower sales volume and $14.4 million was due to lower costs associated with the Restructuring Plan. Our gross profit percentage, which increased to 40.2% of net revenues in 2025 from 37.1% in 2024, was due primarily to the completion of our Restructuring Plan and improvement in lowering material costs and increased operating efficiency, partially offset by our wholesale revenue mix.

Marketing and Sales

Marketing and sales expense decreased $24.2 million, or 14.1%, to $147.0 million in 2025 compared to $171.3 million in 2024. This decrease was primarily due to a $9.1 million decrease in advertising spend, $7.5 million decrease in employee related expenses due to headcount reductions, and a $7.6 million reduction in all other marketing and sales costs. As a percentage of net revenues, advertising spend was 12.0% in 2025 compared to 13.4% in 2024.

General and Administrative

General and administrative expense decreased $5.6 million, or 8.0%, to $63.6 million in 2025 compared to $69.1 million in 2024. This decrease was primarily due to $7.1 million decrease in employee related expenses due to headcount reductions and a $5.6 million reduction of legal, professional and other costs, partially offset by a $7.1 million increase in strategic alternative costs.

Research and Development

Research and development costs decreased $3.4 million, or 25.9%, to $9.6 million in 2025 compared to $13.0 million in 2024. This decrease is due to a $0.7 million decrease in employee expenses due to headcount reductions, a $1.4 million decrease from a loss incurred in 2024 on the write off of a certain project in 2024 and a $1.3 million decrease in other product development costs.

Restructuring, Impairment and Other Related Charges

Restructuring, impairment and other related charges decreased $8.6 million or 43.0%, to $11.4 million in 2025 compared to $20.0 million in 2024. In August 2024, we initiated a Restructuring Plan to permanently close our two Utah manufacturing facilities and consolidate mattress production in our Georgia plant. The Restructuring Plan also provided for a headcount reduction at our Utah headquarters to drive additional operating efficiencies. The reduction from 2024 is due to the completion of the Restructuring Plan in 2025 and the timing of when the various expenses were recorded. The $11.4 million of restructuring and impairment charges recorded in operating expense during 2025 included $9.2 million incurred related to accelerated depreciation, write-down of long-lived assets and impairment of assets and $2.2 million of employee-related and other cash charges.

Operating Loss

Operating loss decreased $49.2 million, or 53.3%, to $43.0 million in 2025 compared to $92.2 million in 2024. This decrease in our operating loss is the result of the benefits realized through reduced advertising spending, our Restructuring Plan, supply chain initiatives and other cost reduction efforts throughout the Company, partially offset by increased costs due to tariffs, costs related to our manufacturing facility consolidation and the ramp-up costs relating to the Rejuvenate 2.0 launch.

Interest Expense

Interest expense totaled $28.8 million in 2025 compared to $17.5 million in 2024. This $11.3 million increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as a result of the increase in loan funding by $39.0 million and the Company electing the paid-in-kind option on monthly interest over the past 12 months as well as the increased amortization from additional debt issuance costs.

Other Income (Expense), Net

Other income was $3.3 million in 2025 compared to $11.5 million in 2024. Other income in 2024 was primarily comprised of two payments totaling $11.6 million received in full settlement of a previously filed business interruption claim. Other income in 2025 consisted of $2.5 million in sub-lease rental income and other income of $0.8 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled $3.4 million in 2024. In January 2024, we entered into the Amended and Restated Credit Agreement that terminated and paid off the outstanding borrowings under our 2023 Credit Agreement. This termination was accounted for as an extinguishment of debt and $3.4 million of unamortized debt issuance costs were recorded as loss on extinguishment of debt.

Change in Fair Value – Warrant Liabilities

We have 40.8 million warrants outstanding that contain certain provisions that do not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. For 2025, we recognized a $17.2 million gain related to the decrease in fair value of the warrant liabilities. The decrease is due mainly to the change in the stock price and the probability and timing of a fundamental transaction. For 2024, we recognized a $3.5 million gain due to the decrease in the fair value of the warrants from the January 2024 issuance.

Income Tax Expense

We had a $0.2 million income tax expense for 2025, compared to $0.1 million income tax expense for 2024. The income tax expense amounts in 2025 and 2024 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage of approximately 0.2%. Net loss attributed to noncontrolling interests was $0.1 million and $0.2 million for 2025 and 2024, respectively.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs, operating lease payment obligations and investing in innovation. In accordance with the terms of our various loan agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $24.3 million and $35.2 million, respectively, as of December 31, 2025 compared to $29.0 million and $25.4 million, respectively, as of December 31, 2024. Cash used for capital expenditures increased from $7.2 million in 2024 to $8.1 million in 2025. Our capital expenditures in 2025 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details regarding our current debt are described above under “Recent Developments in our Business – Debt Financing”

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements.

We had cash and cash equivalents of approximately $24.3 million and an accumulated deficit of $625.3 million at December 31, 2025. We incurred a net loss of $51.4 million and net cash used in operating and investing activities was $33.8 million and $8.3 million, respectively, for the year ended December 31, 2025. We have a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund our operations.

The funds we have on hand and any follow-on capital, if needed, will be used to fund our operations and invest in the business to expand sales and marketing efforts, as well as to invest in innovation. As described below, we have implemented plans to both increase our revenues from the sales of our products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, we may be adversely impacted by uncertain market conditions and there can be no assurance that we will be successful in this regard. If such plans are not successful, we may need to raise additional capital in order to support operations and business initiatives. Access to additional capital is uncertain and not within our control. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken a number of actions to increase cash flow and support our operations and strategies. In August 2024, we implemented the Restructuring Plan (as defined below) to consolidate manufacturing operations resulting in cost savings. We have realized and plan to continue to realize direct material cost savings by concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards the Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. We have delivered direct material cost savings from our supplier diversification efforts, improved scrap and yield results from continuous improvements, and outbound freight costs reflect cost improvements along with improved delivery reliability. We have been successful in subleasing the two manufacturing facilities that were vacated as part of the Restructuring Plan. We have also taken additional cost-saving initiatives in 2025 and the beginning of 2026 to reduce headcount and streamline responsibilities and reporting structure. Further, our plans include additional actions intended to improve liquidity and reduce costs, including planned optimization of advertising spend, limiting the number of new store openings, efforts to mitigate tariff impacts by managing the country of origin, and other cost-saving initiatives. As disclosed above under “Recent Developments in our Business – Debt Financing,” we have elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement. On March 24, 2026, we executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. We are currently evaluating potential strategic alternatives and opportunities to achieve additional liquidity through one or more future debt refinancings.

Additionally, in May 2025, we entered into an agreement with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”) to expand its inventory of the Company’s products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots (see Note 13 — Commitments and Contingencies, SGI Commercial Arrangements). We are now represented in Mattress Firm’s full store network and with the recent launch of Purple Royale, the exclusive Luxe product for Mattress Firm, we have expanded to all 12,000 committed slots. We have also expanded into more Costco clubs in the fourth quarter of 2025.

The accompanying audited consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. Refer to Note 7 of our consolidated financial statements for additional information on leases.

Cash Flows for the year ended December 31, 2025 compared to the year ended December 31, 2024

The following summarizes our cash flows for the years ended December 31, 2025 and 2024 as reported in our consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(33,830)	$(17,850)
Net cash used in investing activities	(8,279)	(7,530)
Net cash provided by financing activities	37,443	27,534
Net increase (decrease) in cash	(4,666)	2,154
Cash, beginning of the period	29,011	26,857
Cash, end of the period	$24,345	$29,011

Net cash used in operating activities was $33.8 million in 2025 compared to $17.9 million in 2024. Operating activities in 2025 reflected a net loss of $51.5 million and a working capital decrease of $24.2 million, offset in part by non-cash adjustments of $41.9 million. The non-cash adjustments primarily consisted of paid-in-kind and non-cash interest of $29.2 million, depreciation and amortization totaling $24.1 million and other non-cash items totaling $5.8 million, partially offset by $17.2 million on the gain on the change in fair value of the warrant liabilities. The working capital decrease was primarily comprised of a $8.2 million increase in accounts receivable and a $10.5 million increase in accrued warranty and other liabilities and $5.5 million net decrease from changes in all other operating assets and liabilities. Operating activities in 2024 reflected a net loss of $98.1 million offset in part by non-cash adjustments of $75.9 million and working capital changes of $4.3 million. The non-cash adjustments primarily consisted of depreciation and amortization totaling $35.4 million, restructuring, impairment and other related charges of $20.2 million, paid in kind and non-cash interest of $16.9 million, and losses on the extinguishment of debt of $3.4 million. The working capital changes were primarily comprised of a $4.7 million decrease in accounts receivable and a $6.0 million decrease in inventories, offset in part by a $6.4 million increase in accounts payable.

Net cash used in investing activities was $8.3 million in 2025 compared to $7.5 million in 2024. Capital expenditures of $8.1 million and $7.2 million in 2025 and 2024, respectively, consisted primarily of additional investments made to our manufacturing operations and showroom facilities.

Net cash provided by financing activities totaled $37.4 million in 2025 compared to $27.5 million in 2024. Financing activities in 2025 included $39.0 million of proceeds received from two amendments to the Related Party Loan, offset in part by $1.6 million in payments on debt issuance costs associated with entering into the two amendments. Financing activities in 2024 included $61.0 million of proceeds received from the Related Party Loan, offset in part by a $25.0 million payment to pay off the term loan from the 2023 Credit Agreement, $5.0 million in repayments against the revolving debt outstanding from the 2023 Credit Agreement, and $3.5 million in payments on debt issuance costs associated with entering into the Amended and Restated Credit Agreement.

Recent Accounting Pronouncements

For a description of accounting standards recently issued or adopted, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our results of operations are subject to risk from interest rate fluctuations on our outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Related Party Loan entered into in January 2024 along with the corresponding two amendments bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of December 31, 2025, we had $126.7 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.3 million over the next 12 months.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-44 comprising a portion of this Annual Report on Form 10-K.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Amendment to CEO Employment Agreement

On March 30, 2026, the Company and Mr. DeMartini entered into an amendment to Mr. DeMartini’s Amended and Restated Employment Agreement (the “Employment Agreement Amendment”). The Employment Agreement Amendment revises Mr. DeMartini’s Amended and Restated Employment agreement to (i) provide that in the event of a termination of Mr. DeMartini’s employment without Cause (as defined in the Amended and Restated Employment Agreement) during a Change in Control Period (as defined in the Amended and Restated Employment Agreement), then Mr. DeMartini will be entitled to, among other things, an amount of cash severance equal to 1.5 times Mr. DeMartini’s annual Base Salary (as defined in the Amended and Restated Employment Agreement), and (ii) extend the period of the restrictive covenants under Mr. DeMartini’s Amended and Restated Employment Agreement to eighteen months if his employment is terminated without Cause or he resigns for Good Reason during a Change in Control Period. The foregoing summary of the Employment Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.

Amendment to CFO Equity Awards

On March 14, 2024, the Company granted 129,630 Restricted Stock Units and 240,741 Performance Stock Units to Mr. Vogensen, with a vesting commencement date of March 14, 2024 (the “Prior Awards”). On March 30, 2026, the Company amended the terms of the Prior Awards to correct the vesting commencement date to October 16, 2023 (collectively, the “Award Amendments”). The foregoing summary of the Award Amendments does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Award Amendments, which will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in Part I of this report under the caption “Information About Our Executive Officers.”

We have adopted a Code of Ethics that applies to all officers, directors, employees and contractors. The Code of Ethics is posted on our website at https://investors.purple.com/governance. We intend to disclose on our website any amendments, or waiver from a provision to the Code of Ethics by posting the information on our website at the address specified above.

The remaining information required under this item will be included under the captions “Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2025, and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s year ended December 31, 2025.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.5#	Merger Agreement, dated as of August 31, 2022, by and among Purple Innovation, Inc., Gelato Intermediate, LLC, Gelato Merger Sub, Inc., Advanced Comfort Technologies, Inc., and D. Scott Peterson (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 1, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 6, 2019).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the Commission on April 21, 2023).
3.3	Certificate of Designation of the Preferred Stock of the Company, dated September 26, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on September 27, 2022).
3.4	Certificate of Designation of Proportional Representation Preferred Linked Stock of the Company, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 14, 2023).
3.6	Certificate of Elimination of the Series A Junior Participating Preferred Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2023).
3.7	Certificate of Elimination of the Proportional Representation Preferred Linked Stock, dated April 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 27, 2023).
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 16, 2024).
3.9	Certificate of Designation of the Preferred Stock of the Company, dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 28, 2024).
3.10	Certificate of Elimination of the Preferred Stock of the Company dated May 6, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 6, 2025).
4.1	Form of Class A Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on October 16, 2024).
4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 14, 2025).
4.3	Stockholder Rights Agreement, dated June 27, 2024, by and between the Company and Pacific Stock Transfer Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on June 28, 2024).
10.1+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.3+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.4+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.5+	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 15, 2018).
10.6	Subscription Agreement, dated February 1, 2018, between Global Partner Acquisition Corp., Global Partner Sponsor I LLC, Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.7	Exchange Agreement, dated February 2, 2018, by and between Purple Innovation, Inc., Purple Innovation, LLC and InnoHold, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).

10.8	Registration Rights Agreement, dated February 2, 2018, between Global Partner Acquisition Corp., Coliseum Capital Partners, L.P., Blackwell Partners, LLC and Coliseum Co-Invest Debt Fund, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.9	Tax Receivable Agreement, dated February 2, 2018, by and between Purple Innovation, Inc. and InnoHold, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on February 8, 2018).
10.10+	Purple Innovation, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the S-8 (File No. 333-272712) filed with the SEC on June 16, 2023).
10.11+	Form of Restricted Share Unit Agreement pursuant to the Purple Innovation, Inc. 2017 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.12†	Second Amended and Restated Confidential Assignment and License Back Agreement between the Company and EdiZONE (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 14, 2018).
10.13	Master Retailer Agreement dated September 18, 2018 by and between Purple Innovation LLC and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 7, 2019).
10.14+	Restated and Amended Purple Innovation, Inc. 2019 Long-Term Equity Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.15	Lease Agreement dated June 10, 2019 between Purple Innovation, LLC and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 13, 2019).
10.16	First Amendment to Lease dated November 19, 2019 between the Company and North Slope One, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on November 25, 2019).
10.17	Amendment to TNT Holdings Amended and Restated Lease Agreement dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 11, 2020).
10.18	Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated July 21, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on August 14, 2020).
10.19	License Transfer and IP Assignment Agreement between Purple Innovation, LLC and EdiZONE, LLC dated August 14, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on November 10, 2020).
10.20	Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021).
10.21	Second Amendment to Lease Agreement between Purple Innovation, LLC and PNK S2, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on May 17, 2021).
10.22+	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.23+	Amended and Restated Restricted Share Unit Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.24+	Amended and Restated Restricted Share Unit Agreement (Reissued) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.25+	Amended and Restated Restricted Share Unit Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2023).

10.26+	Purple Innovation, Inc. 2021 Short-Term Cash Incentive Plan dated July 12, 2021 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on July 13, 2021).
10.27+	Amended and Restated Employment Agreement, dated as of March 19, 2022, by and among Robert T. DeMartini and Purple Innovation, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on March 22, 2022).
10.28+	Offer letter dated as of April 29, 2022, signed by Eric Haynor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37523) filed with the SEC on May 3, 2022).
10.29+	Amended and Restated Option Grant Agreement dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 2023).
10.30+	Amended and Restated Option Grant Agreement (Reissued Excess Subject to Approval) dated March 15, 2023, between the Company and Robert T. DeMartini (incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.31+	Purple Innovation, Inc. 2023 Short-Term Cash Incentive Plan, dated as of April 13, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.32+	Form of Performance-Based Share Unit Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on April 19, 2023).
10.33	Cooperation Agreement between Purple Innovation, Inc. and Coliseum Capital Management, LLC, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2023).
10.34	Amended and Restated Credit Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., HSCP Strategic IV, L.P., and Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.35+	Offer Letter Entered into between Purple Innovation, LLC and Todd E. Vogensen dated September 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on September 21, 2023).
10.36	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.37	Amended and Restated Registration Rights Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, Coliseum Capital Co-Invest III, L.P., Harvest Small Cap Partners Master, Ltd., Harvest Small Cap Partners, L.P., and HSCP Strategic IV, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.38	Amended and Restated Pledge and Security Agreement, dated January 23, 2024, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, and Delaware Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 23, 2024).
10.39+	Amendment to the Amended and Restated Employment Agreement dated January 26, 2024, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on January 26, 2024).
10.40+	Offer Letter, dated as of September 21, 2023, between Purple Innovation, LLC and Tricia McDermott, dated September 21, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 001-37523) filed with the SEC on March 14, 2024).
10.41‡	Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, and CSC Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on March 13, 2025).
10.42	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on March 13, 2025).
10.43‡	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2025, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A and Coliseum Capital Co-Invest III, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on March 13, 2025).

10.44‡	Second Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2025, by and among Purple Innovation, Inc., Purple Innovation, LLC, Intellibed, LLC, Coliseum Capital Partners, L.P., Blackwell Partners LLC - Series A, and CSC Delaware Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.45	Form of Loan Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.46	Form of SGI Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.47‡	Third Amended and Restated Registration Rights Agreement, dated as of May 2, 2025, by and among Purple Innovation, Inc., Coliseum Capital Partners, L.P., Blackwell Partners LLC – Series A, and Coliseum Capital Co-Invest III, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.48‡	Registration Rights Agreement, dated as of May 2, 2025, by and between Purple Innovation, Inc. and Somnigroup International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.49	First Amendment to the Stockholders Right Agreement, dated May 6, 2025 between Purple Innovation, Inc. and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on May 6, 2025).
10.50+	Long-Term Incentive Cash Bonus Agreement dated July 22, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 23, 2025).
10.51+	Long-Term Incentive Cash Bonus Agreement dated July 23, 2025, between Purple Innovation, Inc. and Todd Vogensen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 23, 2025).
10.52+	Long-Term Incentive Cash Bonus Agreement dated July 22, 2025, between Purple Innovation, Inc. and Eric Haynor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 23, 2025).
10.53+	Agreement dated July 23, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 29, 2025).
10.54+	Agreement dated July 24, 2025, between Purple Innovation, Inc. and Todd Vogensen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 29, 2025).
10.55+	Agreement dated July 24, 2025, between Purple Innovation, Inc. and Eric Haynor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed on July 29, 2025).
10.56+	Form of Restricted Stock Unit Grant Agreement relating to Special Incentive Bonus Equity Grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.57+	Letter Agreement between the Company and Todd E. Vogensen dated March 12, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.58+	Letter Agreement between the Company and Eric S. Haynor dated March 12, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.59+	Letter Agreement between the Company and John J. Roddy dated March 12, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.60+	Second Amendment dated March 12, 2025, to Amended and Restated Employment Agreement of Robert T. DeMartini (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.61^	Second Amendment dated May 2, 2025, to Master Retailer Agreement between the Company and Mattress Firm, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).

10.62^	Amended and Restated Master Vendor Supply and Services Agreement dated May 2, 2025, between the Company and Tempur Sherwood, LLC. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37523) filed with the SEC on July 30, 2025).
10.63+	Amendment to Amended and Restated Employment Agreement dated August 7, 2025, between Purple Innovation, Inc. and Robert DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 12, 2025).
10.64+	Form of Amendment to the Restricted Share Unit Agreement dated August 7, 2025, between Purple Innovation, Inc. and certain officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37523) filed with the SEC on August 12, 2025).
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-37523) filed with the SEC on March 12, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

#	Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.

†	Confidential treatment of certain provisions has been granted by the Securities and Exchange Commission.

‡	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

^	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Item 16. Form 10-K Summary

PURPLE INNOVATION, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Purple Innovation, Inc.

Lehi, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Purple Innovation, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of recurring net losses and cash used in operations, an accumulated deficit, and access to additional capital is currently outside of the Company’s control, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued Warranty Liabilities

As described in Note 2 to the consolidated financial statements, the Company’s accrued warranty liabilities balance was $26.7 million as of December 31, 2025. The Company provides a limited warranty on the majority of its products sold. Estimates for direct to consumer (“DTC”) warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimated warranty claim rate, and estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated warranty claim rate, which both may be adjusted for expected trends. Estimated warranty costs for the Company’s DTC customers are recognized at the time of sale as cost of revenues and estimated warranty costs for the Company’s wholesale customers are recognized at the time of sale as an offset to net revenues.

We identified the estimate of accrued warranty liabilities as a critical audit matter because of certain assumptions and inputs used to estimate warranty costs at the time of sale require judgment or significant effort by management, specifically, the historical warranty claims, estimated warranty costs, and estimated warranty claim rate for the DTC estimated warranty costs, and the historical warranty claims amounts and estimated warranty claim rate for the wholesale estimated warranty costs. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit evidence and an increased extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s ability to estimate future warranty claims by comparing management’s prior-year assumption of expected warranty claims to actual warranty claims incurred during the year.

●	Testing management’s process used to estimate accrued warranty liabilities, including the appropriateness of the methodology, the mathematical accuracy of the calculation, and the sources of data from which certain assumptions were derived.

●	Evaluating the reasonableness of the estimated warranty claim rate and the estimated costs to remedy warranty claims by:

●	Testing certain inputs that served as the basis for the DTC estimated warranty costs, including the historical warranty claims made, actual warranty costs incurred, and costs expected to be reimbursed by the customer.

●	Testing the historical warranty claim amounts which served as the basis for the wholesale estimated warranty costs.

●	Inquiring of operational management regarding their knowledge of any existing warranty claims or product issues and evaluating whether management appropriately considered these issues in the estimation of accrued warranty liabilities.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

March 31, 2026

PURPLE INNOVATION, INC.

Consolidated Balance Sheets

(In thousands, except for par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$24,345	$29,011
Accounts receivable, net	41,272	33,057
Inventories	59,725	56,863
Prepaid expenses	5,487	6,023
Other current assets	5,891	1,414
Total current assets	136,720	126,368
Property and equipment, net	77,961	93,874
Operating lease right-of-use assets	67,271	75,516
Intangible assets, net	6,346	8,890
Other long-term assets	7,961	3,197
Total assets	$296,259	$307,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,312	$40,639
Accrued compensation	7,673	9,415
Customer prepayments	5,276	6,411
Accrued rebates and allowances	13,416	10,013
Accrued warranty liabilities – current portion	7,141	6,114
Operating lease obligations – current portion	17,366	15,661
Other current liabilities	10,339	12,750
Total current liabilities	101,523	101,003
Related party debt	111,305	55,394
Accrued warranty liabilities, net of current portion	19,570	26,091
Operating lease obligations, net of current portion	75,616	87,072
Warrant liabilities	16,150	16,067
Other long-term liabilities	1,764	2,009
Total liabilities	325,928	287,636
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 108,246 and 107,545 issued and outstanding at December 31, 2025 and 2024, respectively	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 163 and 165 issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	595,582	594,053
Accumulated deficit	(625,280)	(573,866)
Total stockholders’ equity (deficit) attributable to Purple Innovation, Inc.	(29,687)	20,198
Noncontrolling interest	18	11
Total stockholders’ equity (deficit)	(29,669)	20,209
Total liabilities and stockholders’ equity (deficit)	$296,259	$307,845

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues, net	$468,725	$487,877	$510,541
Cost of revenues:
Cost of revenues	279,171	291,303	338,716
Cost of revenues – restructuring related charges	995	15,442	—
Total cost of revenues	280,166	306,745	338,716
Gross profit	188,559	181,132	171,825
Operating expenses:
Marketing and sales	147,040	171,263	182,313
General and administrative	63,557	69,117	84,446
Research and development	9,604	12,962	11,898
Restructuring, impairment and other related charges	11,387	19,973	—
Loss on impairment of goodwill	—	—	6,879
Total operating expenses	231,588	273,315	285,536
Operating loss	(43,029)	(92,183)	(113,711)
Other (expense) income:
Interest expense	(28,766)	(17,510)	(1,967)
Other income (expense), net	3,289	11,548	(1,198)
Loss on extinguishment of debt	—	(3,394)	(4,331)
Change in fair value – warrant liabilities	17,202	3,504	—
Total other (expense) income, net	(8,275)	(5,852)	(7,496)
Net (loss) income before income taxes	(51,304)	(98,035)	(121,207)
Income tax expense	(207)	(63)	(8)
Net loss	(51,511)	(98,098)	(121,215)
Net loss attributable to noncontrolling interest	(97)	(201)	(458)
Net loss attributable to Purple Innovation, Inc.	$(51,414)	$(97,897)	$(120,757)

Net loss per share:
Basic	$(0.48)	$(0.91)	$(1.17)
Diluted	$(0.48)	$(0.91)	$(1.17)
Weighted average common shares outstanding:
Basic	108,081	107,139	103,602
Diluted	108,245	107,324	103,936

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity attributable to Purple Innovation,	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	Equity
Balance – December 31, 2022	91,380	$9	448	$—	$529,466	$(355,212)	$174,263	$908	$175,171
Net loss	—	—	—	—	—	(120,757)	(120,757)	(458)	(121,215)
Stock-based compensation	—	—	—	—	4,875	—	4,875	—	4,875
Exchange of stock	243	—	(243)	—	—	—	—	—	—
Proportional Representation Preferred Linked Stock redemption fee	—	—	—	—	(105)	—	(105)	—	(105)
Issuance of stock upon underwritten offering, net of costs	13,400	2	—	—	56,997	—	56,999	—	56,999
Escrow shares cancelled in connection with Intellibed acquisition	(41)	—	—	—	(118)	—	(118)	—	(118)
Issuance of stock under equity compensation plans	525	—	—	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	265	—	265	(265)	—
Balance – December 31, 2023	105,507	$11	205	$—	$591,380	$(475,969)	$115,422	$185	$115,607
Net loss	—	—	—	—	—	(97,897)	(97,897)	(201)	(98,098)
Stock-based compensation	—	—	—	—	2,815	—	2,815	—	2,815
Exchange of stock	40	—	(40)	—	—	—	—	—	—
Issuance of stock for Intellibed acquisition	1,500	—	—	—	—	—	—	—	—
Issuance of stock under equity compensation plans	498	—	—	—	(115)	—	(115)	—	(115)
Impact of transactions affecting NCI	—	—	—	—	(27)	—	(27)	27	—
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(51,414)	(51,414)	(97)	(51,511)
Stock-based compensation	—	—	—	—	1,729	—	1,729	—	1,729
Exchange of stock	2	—	(2)	—	—	—	—	—	—
Accrued distributions	—	—	—	—	85	—	85	—	85
Issuance of stock under equity compensation plans	699	—	—	—	(181)	—	(181)	—	(181)
Impact of transactions affecting NCI	—	—	—	—	(104)	—	(104)	104	—
Balance – December 31, 2025	108,246	11	163	—	$595,582	$(625,280)	$(29,687)	$18	$(29,669)

The accompanying notes are an integral part of these consolidated financial statements.

PURPLE INNOVATION, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(51,511)	$(98,098)	$(121,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,064	35,355	25,106
Non-cash interest	13,416	7,229	1,237
Paid-in-kind interest	15,804	9,679	—
Non-cash restructuring, impairment and other related charges	3,775	20,238	—
Loss on impairment of goodwill	—	—	6,879
Loss on extinguishment of debt	—	3,394	4,331
Loss on disposal of property and equipment	318	770	1,680
Change in fair value – warrant liabilities	(17,202)	(3,504)	—
Stock-based compensation	1,729	2,815	4,875
Changes in operating assets and liabilities:
Accounts receivable	(8,215)	4,745	(3,651)
Inventories	(2,862)	5,989	5,903
Prepaid expenses and other assets	3,141	2,345	1,574
Operating leases, net	(2,917)	(2,412)	1,404
Accounts payable	61	(6,376)	4,382
Accrued compensation	(1,742)	4,351	(1,627)
Customer prepayments	(1,135)	693	1,266
Accrued rebates and allowances	(97)	(3,230)	3,439
Accrued warranty liabilities	(5,494)	(3,386)	11,128
Other accrued liabilities	(4,963)	1,553	(1,373)
Net cash used in operating activities	(33,830)	(17,850)	(54,662)

Cash flows from investing activities:
Excess restricted cash returned to acquiree	—	—	(826)
Sale of property and equipment	464	—	—
Purchase of property and equipment	(8,079)	(7,244)	(14,391)
Investment in intangible assets	(664)	(286)	(844)
Net cash used in investing activities	(8,279)	(7,530)	(16,061)

Cash flows from financing activities:
Proceeds from term loan	—	—	25,000
Proceeds from revolving line of credit	—	—	17,000
Proceeds from related party loan	39,000	61,000	—
Payments on term loan	—	(25,000)	(24,656)
Payments on revolving line of credit	—	(5,000)	(12,000)
Payments for debt issuance costs	(1,557)	(3,466)	(6,143)
Proceeds from stock offering	—	—	60,300
Payments for stock offering costs	—	—	(3,301)
Proportional Representation Preferred Linked Stock redemption fee	—	—	(105)
Tax receivable agreement payments	—	—	(269)
Net cash provided by financing activities	37,443	27,534	55,826
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,666)	2,154	(14,897)
Cash, cash equivalents and restricted cash, beginning of the year	29,011	26,857	41,754
Cash, cash equivalents and restricted cash, end of the year	$24,345	$29,011	$26,857

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$153	$159	$189
Cash paid during the year for income taxes	$175	$317	$385

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$397	$416	$3,232
Warrants Issued	$17,284	$—	$—
Amendment fee added to principal of loan	$1,215	$—	$—
Escrow shares cancelled in connection with Intellibed acquisition	$—	$—	$118

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements.

The Company had cash and cash equivalents of approximately $24.3 million and an accumulated deficit of $625.3 million at December 31, 2025. The Company had a net loss of $51.4 million and net cash used in operating and investing activities was $33.8 million and $8.3 million, respectively, for the year ended December 31, 2025. The Company has a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund its operations.

The funds the Company has on hand and any follow-on capital, if needed, will be used to fund its operations and invest in the business to expand sales and marketing efforts, as well as to invest in innovation. As described below, management has implemented plans to both increase its revenues from the sales of its products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, the Company may be adversely impacted by uncertain market conditions and there can be no assurance that the Company will be successful in this regard. If such plans are not successful, the Company may need to raise additional capital in order to support operations and business initiatives. Access to additional capital is uncertain and not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The Company has taken a number of actions to increase cash flow and support its operations and strategies. In August 2024, the Company implemented the Restructuring Plan (as defined below) to consolidate manufacturing operations resulting in cost savings. The Company has realized and plans to continue to realize direct material cost savings by concentrating efforts on driving gross margin improvement through various methods such as selective pricing actions, continued mix shift towards the Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. The Company has delivered direct material cost savings from its supplier diversification efforts, improved scrap and yield results from continuous improvements, and outbound freight costs reflect cost improvements along with improved delivery reliability. The Company has been successful in subleasing the two manufacturing facilities that were vacated as part of the Restructuring Plan. The Company has also taken additional cost-saving initiatives in 2025 and the beginning of 2026 to reduce headcount and streamline responsibilities and reporting structure. Further, management’s plans include additional actions intended to improve liquidity and reduce costs, including a planned optimization of advertising spend, limiting the number of new store openings, efforts to mitigate tariff impacts by managing the country of origin, and other cost-saving initiatives. As disclosed in Note 10 - Debt, the Company has elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement and on March 24, 2026, the Company executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. The Company is currently evaluating potential strategic alternatives and opportunities to achieve additional liquidity through one or more future debt refinancings.

Additionally, in May 2025, the Company entered into an agreement with Mattress Firm, Inc. (“Mattress Firm”), a business unit of Somnigroup International, Inc. (“SGI”) to expand its inventory of the Company’s products across SGI’s national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots (see Note 13 — Commitments and Contingencies, SGI Commercial Arrangements). The Company is now represented in Mattress Firm’s full store network and with the recent launch of Purple Royale, the exclusive Luxe product for Mattress Firm, the Company has expanded to all 12,000 committed slots. The Company has also expanded into more Costco clubs in the fourth quarter of 2025.

The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2025, Purple Inc. had a 99.8% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s consolidated financial statements contained herein. The holders of Class B Units held 0.2% of the economic interest in Purple LLC as of December 31, 2025. Refer to Note 15—Stockholders’ Equity for more information.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

Restructuring

Restructuring actions may result in various costs, including employee-related costs, accelerated depreciation expense, write-downs of long-lived assets and inventory, impairment of long-lived and indefinite-lived assets, contract termination costs and other associated costs. Employee-related costs represent one-time termination benefits for severance and other post-employment costs that are recognized as incurred upon communication of the plan to the identified employees. If the employee must provide future service beyond a minimum retention period, the benefits are expensed ratably over the future service period. Accelerated depreciation expense represents additional expense resulting from shortening the useful lives of production and other assets to coincide with the end of production and other activities under an approved restructuring plan. Write-downs of long-lived assets represent losses on assets expected to be disposed of or equipment in progress that will not be put in service. Costs to terminate contracts are recognized upon entering a termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any impairment or write-down of assets resulting from restructuring activities are recognized immediately in the period the related plan is approved. Refer to Note 3–Restructuring, Impairment and Other Related Charges for more information.

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

The Company had the following activity in its allowance for credit losses (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,100	$26	$1
Additions charged to expense	804	1,075	25
Reductions to allowance, net	(1,516)	(1)	—
Balance at end of period	$388	$1,100	$26

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

As a result of initiating closure of its two Utah manufacturing facilities in August 2024, the Company shortened the estimated useful lives of the production equipment at these two facilities to reflect the remaining period these assets will remain in service. Closure of these two facilities was completed during the first quarter of 2025. Reducing the estimated useful lives of these assets increased both depreciation expense and the Company’s net loss by $5.8 million and $11.2 million in 2025 and 2024, respectively. Refer to Note 3–Restructuring, Impairment and Other Related Charges for more information.

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Asset Impairment Charges

Long-Lived Assets and Definite-lived Intangible Assets – The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets and definite-lived intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the long-lived assets and definite-lived intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the impaired assets are reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset. The Company concluded there were indicators of impairment that existed at December 31, 2025 and a recoverability test was required. Based on the results of this recoverability test, the Company determined its long-lived and definite-lived assets were not impaired as of December 31, 2025 and no resultant impairment charges were recorded.

In conjunction with a restructuring action initiated in August 2024, the Company recorded impairment charges of $2.9 million and $2.5 million in 2025 and 2024, respectively, on various long-lived assets associated with entering into a subleases on the Utah manufacturing facilities that closed during the first quarter of 2025. Refer to Note 3–Restructuring, Impairment and Other Related Charges for more information.

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

The Company had the following activity for accrued sales returns (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$6,515	$5,404	$5,107
Additions that reduced net revenue	27,129	38,913	34,090
Deduction from reserves for current year returns	(29,152)	(37,802)	(33,793)
Balance at end of period	$4,492	$6,515	$5,404

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Accrued Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty return costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for DTC warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimate warranty claim rate. Estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated claim rate and may be adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company expects the estimated warranty liability to continue to increase as the Company has not reached a full 10 years of history on its 10-year mattress warranty. The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability.

The Company had the following activity for accrued warranty liabilities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$32,205	$35,591	$24,463
Additions (deductions) charged to cost of sales	(1,479)	3,291	5,866
Additions that reduced net revenue	5,773	6,288	11,996
Deductions from reserves for current year claims	(9,788)	(12,965)	(6,734)
Balance at end of period	$26,711	$32,205	$35,591

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

In conjunction with a restructuring action initiated in August 2024, the Company recorded restructuring charges of $15.4 million in cost of revenues for accelerated depreciation of production equipment and inventory write-downs. Refer to Note 3–Restructuring, Impairment and Other Related Charges for more information.

Cooperative Advertising, Rebate and Other Promotion Programs

The Company enters into programs with certain wholesale partners to provide funds for advertising and promotions as well as volume and other rebate programs. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales to determine whether all the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. Estimates are required at any point in time regarding the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and certain cooperative advertising amounts are classified as a reduction of revenue and presented within net revenues in the accompanying consolidated statements of operations. Cooperative advertising expenses that can be identified as a distinct good or service and for which fair value can be reasonably estimated are recorded, when incurred, as components of marketing and sales expense in the accompanying consolidated statements of operations. Marketing and sales expense in 2025, 2024 and 2023 included $10.9 million, $2.3 million and $2.0 million, respectively, related to shared advertising costs that the Company incurred under its cooperative advertising programs.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are expensed when the advertisements are run for the first time and included in marketing and selling expenses in the accompanying consolidated statements of operations. Advertising expense was $56.1 million, $65.2 million and $72.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Debt Issuance Costs and Discounts

Debt issuance costs and discounts that relate to borrowings are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt liability and are amortized into interest expense using an effective interest rate over the duration of the debt. Debt issuance costs that relate to revolving lines of credit are carried as an asset in the consolidated balance sheets and amortized to interest expense on a straight-line basis over the term of the related line of credit facility. Refer to Note 10– Debt for more information.

Warrant Liabilities

The Company issued warrants to purchase 20.0 million shares of the Company’s Common Stock to the lenders associated with a related party credit agreement entered into in January 2024. The Company issued warrants to purchase 6.2 million and 6.6 million shares of the Company’s Common Stock to lenders associated with amendments to the related party credit agreement entered into in March 2025 and May 2025, respectively. In May 2025, the Company issued to SGI warrants to purchase 8.0 million shares of the Company’s Common Stock. These warrants contain a repurchase provision which, upon the occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the warrants. The fundamental transaction provisions of the warrants resulted in them being recorded as a liability at fair value on their issue date, with the corresponding offset included in debt issuance costs or amortized as a reduction of revenue. The initial liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings. The Company uses a Monte Carlo Simulation model to determine the fair value of the liability associated with these warrants. The model uses various key assumptions and inputs, including exercise price of the warrants, fair market value of the Company’s Common Stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. Refer to Note 10– Debt and Note 11– Warrant Liabilities for more information.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis include cash, cash equivalents, accounts receivables, accounts payable, and the Company’s debt obligations. The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these accounts.

The estimated fair value of the Company’s related party debt is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the May 2025 issuance of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. The estimated fair value of the Company’s related party debt was $115.9 million and $56.6 million as of December 31, 2025 and 2024, respectively.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The warrant liabilities (see Note 11 — Warrant Liabilities for more information) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Significant inputs, certain of which are unobservable, include risk free interest rate, expected average life, expected dividend yield, expected volatility and the timing and probability of a warrant reprice event. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increases (decreases) in value if the expected average life or expected volatility were to increase (decrease).

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2025 and 2024 (in thousands):

	Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2023	$—	$—
Initial measurement at time of issuance	19,571	19,571
Change in valuation inputs(a)	(3,504)	(3,504)
Fair value as of December 31, 2024	$16,067	$16,067
Initial measurement at time of issuance	17,285	17,285
Change in valuation inputs(a)	(17,202)	(17,202)
Fair value as of December 31, 2025	$16,150	16,150

(a)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the consolidated statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation. This standard requires the Company to record an expense associated with the fair value of stock-based compensation over the requisite service period.

During 2023, the Company granted stock options under the Company’s 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) to certain officers, executives and employees of the Company. The fair value for these awards was determined using the Black-Scholes option valuation model at the date of grant. Stock based compensation on these awards is expensed on a straight-line basis over the vesting period. Option pricing models require the input of subjective assumptions including the expected term of the stock option, the expected price volatility of the Company’s Common Stock over the period equal to the expected term of the grant, and the expected risk-free rate. Changes in these assumptions can materially affect the fair value estimate. The Company recognizes forfeitures of stock option awards as they occur. There were no stock options granted in 2025 or 2024.

During 2023, the Company granted stock awards under the 2017 Equity Incentive Plan to independent directors on the Company’s board of directors (the “Board”) for services performed. Since all of these awards vested immediately, stock-based compensation was recorded on the grant date using the publicly quoted closing price of the Company’s Common Stock on that date as fair value. There were no stock awards granted to independent directors in 2025 or 2024.

During 2025, 2024 and 2023, the Company granted restricted stock units under the Company’s 2017 Equity Incentive Plan to certain employees of the Company. A portion of the restricted stock units granted included a market vesting condition. The estimated fair value of the restricted stock units that do not have the market vesting condition is recognized on a straight-line basis over the vesting period. The estimated fair value of the stock units that included a market vesting condition was measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporated the probability of vesting occurring. The estimated fair value of these awards is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of its Class B Units, a liability under the tax receivable agreement may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Common Stock at the time of the relevant redemption or exchange. The estimation of liability under the agreement is imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on an omni-channel distribution strategy that allows the Company to offer a seamless shopping experience to its customers across multiple sales channels. The Company concluded its business operates in one operating segment as all the Company’s sales channels are complementary and analyzed in the same manner. Also, the CODM reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance as the Company does not accumulate discrete financial information with respect to separate divisions and does not have distinct operating or reportable segments. Since the Company operates in one operating segment, most of the required financial segment information can be found throughout the consolidated financial statements. The Company’s chief executive officer has been identified as its CODM. Refer to Note 19– Segment Information and Concentrations for more information.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during each period. Diluted net loss per share reflects the weighted-average number of common shares outstanding during the period used in the basic net loss computation plus the effect of Common Stock equivalents that are dilutive. The Company uses the “if-converted” method to determine the potential dilutive effect of conversions of its outstanding Class B Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants and share-based payment awards.

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company has adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included in Note 20 - Income Taxes, to comply with the requirements. The adoption did not have a material impact on the Company’s financial statements.

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

Accounting for Internal-Use Software

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

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities,” to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. This guidance is effective for annual periods beginning after December 15, 2028. Early adoption is permitted. The Company does not expect the adoption of this to have a significant impact on its consolidated financial statements.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

3. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s focus on the achievement of operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan includes the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. The consolidation into the Georgia facility was finalized in December 2024 and the closure of the two Utah manufacturing facilities was completed in May 2025. The reduction in workforce at the Utah headquarters was completed in August 2024. All restructuring activities have now been completed.

The following table summarizes the restructuring, impairment and other related charges the Company has recognized in its consolidated statement of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025				2024
			Restructuring,				Restructuring,
			Impairment				Impairment
			and Other				and Other
	Cost of	Operating	Related		Cost of	Operating	Related
	Revenues	Expenses	Charges	Total	Revenues	Expenses	Charges	Total
Cash charges:
Employee-related costs	$—	$—	$353	$353	$241	$942	$3,098	$4,281
Other costs	688	—	1,886	2,574	—	—	528	528
Total cash charges	688	—	2,239	2,927	241	942	3,626	4,809
Non-cash charges:
Accelerated depreciation	307	—	5,372	5,679	11,175	—	135	11,310
Inventory write-downs	—	—	—	—	4,026	—	—	4,026
Write-down of long-lived assets	—	—	867	867	—	—	5,245	5,245
Impairment of assets	—	—	2,908	2,908	—	—	10,967	10,967
Total non-cash charges	307	—	9,147	9,454	15,201	—	16,347	31,548
Total restructuring, impairment and other related charges	$995	$—	$11,386	$12,381	$15,442	$942	$19,973	$36,357

Accelerated depreciation of $5.7 million in 2025 and $11.3 million in 2024 primarily represents increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets will remain in service.

The write-down of long-lived assets of $0.9 million in 2025 and $5.2 million in 2024 represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that were closed.

Impairment of assets included impairment charges of $2.9 million in 2025 and $2.5 million in 2024 associated with the closing and subleasing of the Salt Lake City, Utah and Grantsville, Utah manufacturing facilities and related impairment charges associated with certain leasehold improvements of the property. The fair values of the impaired assets were determined by the Company to be Level 3 under the fair value hierarchy (refer to Note 2— Fair Value Measurements for the definition of Level 3 inputs) and were estimated based on internal expertise related to current marketplace conditions and estimated future discounted cash flows. These assets were adjusted to their estimated fair values at the time of impairment. If estimated fair values subsequently decline, the carrying values of the assets will be adjusted accordingly.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Impairment of assets also included the write-off in 2024 of an $8.5 million indefinite-lived intangible asset. Initiating the Restructuring Plan was determined to be a triggering event for potential impairment of this asset. As a result of the impairment assessment performed, the Company determined this indefinite-lived intangible asset was impaired and recorded an impairment charge to write off the entire $8.5 million balance.

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

The following table summarizes 2025 activity associated with employee-related and other costs recorded pursuant to the Restructuring Plan, as presented in the indicated line item of the consolidated statement of operations, that were settled in cash (in thousands):

Balance at December 31, 2023	$—
Employee-related costs – cost of revenues	241
Employee-related costs – operating expenses	942
Employee-related costs – restructuring charges	3,098
Other costs – restructuring charges	528
Cash paid	(3,816)
Balance at December 31, 2024	993
Employee-related costs – restructuring charges	354
Other costs – restructuring charges	1,991
Cash paid	(3,338)
Balance at December 31, 2025	$—

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Years Ended December 31,
Channel	2025	2024	2023
e-commerce	$182,842	$206,300	$223,607
Wholesale	207,387	204,214	213,843
Showrooms	78,496	77,363	73,091
Revenues, net	$468,725	$487,877	$510,541

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $5.3 million and $6.4 million at December 31, 2025 and 2024, respectively. During 2025 and 2024, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2024.

5. Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$23,420	$20,193
Work-in-process	6,355	6,602
Finished goods	29,950	30,068
Inventories	$59,725	$56,863

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Equipment	$80,999	$70,900
Equipment in progress	7,218	13,130
Leasehold improvements	58,862	57,936
Furniture and fixtures	30,744	32,699
Office equipment	1,624	1,611
Total property and equipment	179,447	176,276
Accumulated depreciation	(101,486)	(82,402)
Property and equipment, net	$77,961	$93,874

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at December 31, 2025 or 2024. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.7 million, $1.1 million and $1.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense was $20.8 million, $31.0 million and $19.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in depreciation expense for the years ended December 31, 2025 and 2024 were $5.7 million and $11.3 million of accelerated depreciation recorded in conjunction with the Restructuring Plan, respectively. Refer to Note 3— Restructuring and Impairment Charges for more information.

7. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases was $0.6 million and $1.0 million as of December 31, 2025 and 2024, respectively.

The following table presents the Company’s lease costs (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease costs	$18,412	$19,460	$19,466
Variable lease costs	4,275	4,338	4,121
Short-term lease costs	264	—	—
Total lease costs	$22,951	$23,798	$23,587

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2025 (in thousands):

Year ended December 31,
2026	$19,996
2027	20,195
2028	19,846
2029	17,024
2030	11,510
Thereafter	24,108
Total operating lease payments	112,679
Less – lease payments representing interest	(19,698)
Present value of operating lease payments	$92,981

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the weighted-average remaining term of operating leases was 6.3 years and 6.8 years, respectively, and the weighted-average discount rate was 6.79% and 6.09%, respectively, for operating leases recognized on the consolidated balance sheets.

The following table provides supplemental information related to the Company’s consolidated statement of cash flows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in present value of operating lease liabilities (b)	$22,319	$23,033	$20,817
ROU assets obtained in exchange for operating lease liabilities	7,305	8,516	8,435

(b)	– Operating cash flows paid for operating leases are included within the change in operating leases, net within the Consolidated Statements of Cash Flows offset by non-cash ROU asset amortization and lease liability accretion.

8. Intangible Assets

The following table provides the components of intangible assets (in thousands, except useful life):

			As of December 31, 2025				As of December 31, 2024
	Useful life	Gross	Accumulated		Net Carrying	Gross	Accumulated		Net Carrying
	(years)	Cost	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
Indefinite-lived non-amortizing:
Intellectual property		$8,456	$—	$(8,456)	$—	$8,456	$—	$(8,456)	$—
Trademarks		30	—	—	30	30	—	—	30
Definite-lived amortizing:
Internet domain	15	900	(490)	—	410	900	(430)	—	470
Customer relationships	10	10,876	(6,407)	—	4,469	10,876	(4,492)	—	6,384
Developed technology	2	644	(644)	—	—	644	(644)	—	—
Internal-use software	3	8,410	(6,973)	—	1,437	7,746	(5,740)	—	2,006
Intangible assets, net		$29,316	$(14,514)	$(8,456)	$6,346	$28,652	$(11,306)	$(8,456)	$8,890

Amortization expense for intangible assets was $3.2 million, $4.2 million and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Estimated amortization expense for definite-lived intangible assets is expected to be as follows for the next five years (in thousands):

Year ended December 31,
2026	$2,270
2027	1,612
2028	880
2029	570
2030	419
Thereafter	565
Total future amortization for definite-lived intangible assets	$6,316

9. Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued sales returns	$4,492	$6,515
Accrued sales and use tax	2,264	2,994
Insurance financing	1,676	1,328
Asset retirement obligation	1,132	1,440
Other	775	473
Total other current liabilities	$10,339	$12,750

10. Debt

Debt consisted of the following (in thousands):

	As of December 31,
	2025	2024
Related party loan	$126,697	$70,679
Less: unamortized debt issuance costs	(15,392)	(15,285)
Total related party debt	111,305	55,394

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

In connection with the 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Warrants”) to purchase 6.2 million shares of the Company’s Common Stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

The 2025 Amendment was evaluated and determined to be a modification of debt since the 2025 Lenders did not grant a concession as the effective borrowing rate was not reduced, and the 2025 Amendment terms were not substantially different from the Amended and Restated Credit Agreement.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

In addition, the Company also paid (i) an amendment fee equal to 0.25% of the outstanding principal and accrued and unpaid interest under the Existing Loan held by the Lenders, paid in kind to the 2025 Lenders, (ii) a work fee equal to 0.1% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, (iii) a waiver fee, to induce the Required Lenders to waive certain preemptive and right of first refusal rights, equal to 0.15% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, and (iv) a commitment fee equal to $0.2 million, paid in cash to the Required Lenders.

In connection with the Second 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 6.6 million shares of the Company’s Common Stock at a price of $1.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Additional Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

The Second 2025 Amendment was evaluated and determined to be a modification of debt since the 2025 Lenders did not grant a concession, as the effective borrowing rate was not reduced, and the 2025 Amendment terms were not substantially different from the Amended and Restated Credit Agreement.

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the year ended December 31, 2025, consisted of paid-in-kind interest of $15.8 million and debt issuance cost amortization of $13.4 million. Interest expense under the Related Party Loan for the year ended December 31, 2024, consisted of paid-in-kind interest of $9.7 million and debt issuance cost amortization of $7.2 million. The effective interest rate was 14.58% and 15.54% for the years ended December 31, 2025 and 2024, respectively.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

On March 24, 2026, pursuant to the Third Amendment to the Amended A&R Credit Agreement, the Loan Parties waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements (see Footnote 21 – Subsequent Events). Accordingly, the Company is now in compliance with all covenants under the Amended and Restated Credit Agreement as amended by the 2025 Amendment and the Second 2025 Amendment.

As of December 31, 2025, the scheduled maturities of debt outstanding for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Total
2026	$—
2027	126,679
2028	—
2029	—
2030	—
Thereafter	—
Total	$126,679

11. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued 20.0 million 2024 Warrants to the Lenders, on March 12, 2025, in connection with the 2025 Amendment, the Company issued 6.2 million 2025 Warrants to the 2025 Lenders, on May 2, 2025, in connection with the Second 2025 Amendment, the Company issued 6.6 million 2025 Additional Warrants to the 2025 Lenders, and on May 2, 2025, in connection with the SGI Agreements (as defined above), the Company issued to SGI warrants to purchase 8.0 million shares of the Company’s Common Stock (the “SGI Warrants,” collectively, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Common Stock at a price of $1.50 per share. The Warrants include full-ratchet anti-dilution protections, subject to a floor price ranging from $0.6979 to $0.8502 with respect to adjustments to the exercise price and expire between January 23, 2034 and March 12, 2035. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Common Stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Common Stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Common Stock or any voting rights until they exercise their Warrants. After the issuance of shares of Common Stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Common Stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The Company used a Monte Carlo Simulation model to determine the fair value of the liability associated with the Warrants. The model used key assumptions and inputs, certain of which are unobservable, which include exercise price, fair market value of Common Stock, risk free interest rate, warrant life, expected volatility and the probability of a warrant re-price event. The following are the assumptions used in calculating fair value of the Warrants:

	December 31,	December 31,
	2025	2024
Trading price of common stock on measurement date	$0.69	$0.78
Exercise price	$1.50	$1.50
Risk free interest rate	3.95 – 4.03%	4.45%
Warrant life in years	8.06 – 9.20	9.06
Expected volatility	88.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	70.0%	25.0%
Estimated date of event causing a warrant re-price	May 2026	January 2029

The Warrants had a fair value of $16.2 million as of December 31, 2025. The Company recognized a gain of $17.2 million and $3.5 million in its consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively, related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants on the previous measurement date or date of issuance.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Asset retirement obligations	$1,160	$1,098
Other	604	911
Total other long-term liabilities	$1,764	$2,009

The Company’s asset retirement obligations (“ARO”) relate to two manufacturing facilities that are leased. One of the properties is the Company’s former manufacturing facility in Grantsville, Utah which was closed in the first quarter of 2025 (For further discussion see Note 3— Restructuring, Impairment and Other Related Charges). The other property is the Company’s current manufacturing facility in McDonough, Georgia. The ARO liabilities represent future estimated costs associated with the restoration of the facilities to their original state at the end of the respective lease terms. The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using a credit-adjusted-risk-free interest rate, with a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. These liabilities are accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions to estimated ARO liabilities result in an adjustment to the related capitalized asset and corresponding liability. Because the Company utilizes unobservable inputs in the estimation of its ARO liabilities, the fair values were determined to be Level 3 under the fair value hierarchy (For further discussion regarding the definition of Level 3 inputs see Note 2— Fair Value Measurements).

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The Company had the following activity for its ARO liabilities (in thousands):

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$2,538	$2,230
Revisions in estimated retirement obligations	—	277
Accretion expense	62	133
Payments	(308)	(102)
Balance at end of period	2,292	2,538
ARO liability classified as other current liabilities	(1,132)	(1,440)
ARO liability classified as other long-term liabilities	$1,160	$1,098

13. Commitments and Contingencies

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Board approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Common Stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis amount of compensation expense in its 2024 and 2025 consolidated statement of operations related to the fair value of the future bonus payment.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% was to be paid in August 2025. Certain members of the Company’s senior leadership team agreed to postpone their August 2025 payment until January 2026 for a 15% premium on the amount that was due to be paid in August 2025. Related to this bonus payment, the Company recorded compensation expense of $1.6 million and $3.1 million in its 2025 and 2024 consolidated statement of operations, respectively.

Long-Term Incentive Cash Bonus Award

On July 17, 2025, the Board unanimously approved a long-term incentive cash award to those employees eligible to participate in the Company’s 2017 Plan. The incentive award payment is based on a combination of time-based payments over a three-year period and performance-based payments paid in three years if certain financial performance targets are met.

On June 20, 2024, the Board unanimously approved a performance long-term incentive cash award to those employees eligible to participate in the Company’s 2017 Plan. The incentive award payment is based on a performance goal of the volume weighted average price per share of the Company’s Common Stock on NASDAQ on March 31, 2027. The Company determined the provisions surrounding the performance cash long-term incentive award require it to be accounted for as a liability at fair value at each reporting period, with changes in fair value recognized in earnings in the period of change.

The Company recorded $0.3 million and $0.2 million of compensation expense related to these future cash awards in the 2025 and 2024 consolidated statement of operations, respectively.

Settlement of Insurance Claim

In 2024, the Company received two payments totaling $11.6 million for full settlement of a previously filed business interruption claim which was recorded as other income, net in the 2024 consolidated statement of operations.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Rights of Securities Holders

On January 23, 2024, in connection with the issuance of the 2024 Warrants, the Company entered into an amended and restated registration rights agreement with holders of the Warrants (the “Holders”), providing for the registration under the Securities Act of 1933, as amended, of the 2024 Warrants, the shares issuable upon the exercise of the 2024 Warrants and Common Stock held by the Holders as of such date, subject to customary terms and conditions.

On March 12, 2025 in connection with the issuance of the 2025 Warrants, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders, providing for the registration of the 2025 Warrants, the shares of Common Stock issuable upon the exercise of the Warrants, and the Common Stock held by the Holders as of such date (the “Registrable Securities”).

On May 2, 2025 in connection with the issuance of the 2025 Additional Warrants, the Company entered into a Third Amended and Restated Registration Rights Agreement (the “Third Amended Registration Rights Agreement”) with the Holders, providing for the registration under the Securities Act of the 2025 Additional Warrants, the shares issuable upon the exercise of the 2025 Additional Warrants, other warrants held by the Holders (and shares issuable upon exercise thereof) and the Common Stock held by the Holders as of such date (the “2025 Additional Registrable Securities”), subject to customary terms and conditions.

On May 2, 2025 in connection with the issuance of the SGI Warrants, the Company entered into a Registration Rights Agreement (the “SGI Registration Rights Agreement” and collectively with the 2025 Registration Rights Agreement and the Third Amended Registration Rights Agreement, the “Registration Rights Agreements”) with SGI, providing for the registration under the Securities Act of the SGI Warrants, the shares issuable upon the exercise of the SGI Warrants, and the Common Stock held by SGI as of such date (the “SGI Registrable Securities” and collectively with the 2025 Registrable Securities and 2025 Additional Registrable Securities, the “Registrable Securities”), subject to customary terms and conditions.

The Registration Rights Agreements entitle the investors party thereto to demand registration of the Registrable Securities and also to piggyback on the registration of Company securities by the Company and other Company securityholders. The Company will be responsible for the payment of the Holders’ expenses in connection with any offering or sale of Registrable Securities, including underwriting discounts or selling commissions, placement agent or broker fees or similar discounts, commissions or fees relating to the sale of certain Registrable Securities.

The registration statement filed on May 23, 2025, which registered the Registrable Securities, was declared effective by the SEC on May 30, 2025.

NOL Rights Plan

On June 27, 2024, the Board adopted and the Company entered into a limited-duration stockholder rights agreement (the “NOL Rights Plan”) with a stated expiration date of June 30, 2025. The Board adopted the NOL Rights Plan to protect stockholder value by attempting to safeguard the Company’s ability to use its June 30, 2024 estimated $238 million of net operating losses (the “Current NOLs”) to reduce potential future federal income tax obligations from becoming substantially limited by future ownership changes in the Company’s Common Stock under Code Section 382. On October 15, 2024, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders ratified the NOL Rights Plan. On May 6, 2025, the Board approved the early termination of the NOL Rights Plan, effective May 7, 2025. In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. Refer to Note 15 – Stockholders’ Equity – NOL Rights Plan for more information.

NOL Protective Charter Amendment

To further safeguard the Company’s ability to use its Current NOLs, on July 27, 2024, the Board adopted and recommended that the Company’s stockholders approve an amendment to the Company’s Certificate of Incorporation (the “NOL Protective Charter Amendment”) that adds an additional layer of protection of the Current NOLs until June 30, 2025 by voiding certain transfers of Common Stock that could result in an ownership change under Code Section 382. At the Special Meeting, the Company’s stockholders approved the NOL Protective Charter Amendment. On May 6, 2025, the Board approved the early termination of the NOL Protective Charter Amendment, effective May 7, 2025. Refer to Note 15 – Stockholders’ Equity – NOL Protective Charter Amendment for more information.

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the audited consolidated balance sheets. The Company recorded $0.9 million as a reduction of revenue in the 2025 consolidated statement of operations. Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 8.0 million shares of the Company’s Class A common stock at a strike price of $1.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $1.6 million as a reduction of revenue in the 2025 consolidated statement of operations.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs appealed. After oral arguments, on April 3, 2025, the Utah Court of Appeals ordered the case return to the District Court for further fact finding. The Utah Supreme Court declined to hear the case, sending back for further action at the trial court that will continue into 2026. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

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

On April 16, 2024, Purple’s founders, in their capacity as a former landlord of Purple LLC, brought a lawsuit against Purple LLC, as lessee, for amounts allegedly owed under a real estate lease which the parties terminated effective September 30, 2023. In the suit, the plaintiffs allege approximately $2.5 million in damages, based primarily on a dispute regarding whether Purple LLC left the premises in the condition required by the lease. The plaintiffs further claim approximately $0.8 million in holdover rent, as well as unspecified amounts in interest, late fees, liquidated damages, attorney fees and costs. Fact discovery is scheduled to conclude in early 2026. The court has not yet set a date for trial. Purple LLC denies all allegations and intends to vigorously defend against these claims.

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pay all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods. On September 30, 2024, the plaintiffs filed an amended complaint adding a claim for penalties under California’s Private Attorneys General Act. Purple LLC and the plaintiffs mediated the claims on May 8, 2025, which resulted in the parties agreeing to a settlement. The settlement agreement has been signed by the parties and are currently waiting for the California Superior Court to approve the settlement.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

On February 10, 2025, a shareholder of the Company filed a class action lawsuit in the Court of Chancery of the State of Delaware against Purple Inc. and the individual members of the Board alleging that Section 29 of the NOL Rights Plan violates Delaware General Corporate Law Sections 102(b)(7) and 141(a). The suit sought declaratory relief, attorneys’ fees, costs, and other relief on behalf of the class. The NOL Rights Plan expired by its own terms in June 2025, and plaintiff’s counsel voluntarily dismissed the lawsuit in September 2025.

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

14. Related Party Transactions

Coliseum Capital Management LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company. Refer to Note 10— Debt—2024 Credit Agreement for more information on the Related Party Loan and amendments.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Common Stock authorized. Holders of the Company’s Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Common Stock and holders of Class B Stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At December 31, 2025, 108.2 million shares of Common Stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B Stock authorized. Holders of the Company’s Class B Stock will vote together as a single class with holders of the Company’s Common Stock on all matters properly submitted to a vote of the stockholders. Shares of Class B Stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s shares of Class B Stock to such transferee. The Class B Stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At December 31, 2025, 0.2 million shares of Class B Stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2025, there were no shares of preferred stock outstanding. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At December 31, 2025, there were no shares of preferred stock outstanding.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

NOL Rights Plan

On June 27, 2024, the Board adopted and the Company entered into the NOL Rights Plan, which is designed to preserve approximately $238 million of the Company’s Current NOLs under Section 382 of the of the Internal Revenue Code of 1986, as amended (“Code Section 382”). At the Special Meeting, the Company’s stockholders ratified the NOL Rights Plan. The Company’s ability to use the Current NOLs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under Code Section 382, which occurs if one or more stockholders or groups of stockholders that is deemed to own at least 5% of the Company’s Common Stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. The NOL Rights Plan is intended to prevent an ownership change by acting as a deterrent to any Person (as such term is defined in the NOL Rights Plan) acquiring 4.9% or more of the outstanding Common Stock of the Company (or, in the case of a Grandfathered Person (as such term is defined in the NOL Rights Plan), an additional one-half of one percentage point of the outstanding Common Stock of the Company above their current ownership percentage). Any Person that acquires shares of the Company’s Common Stock in violation of the limitations of the NOL Rights Plan is known as an “Acquiring Person.” For purposes of the NOL Rights Plan, “common stock” includes (i) the Common Stock; (ii) the Class B Stock; and (iii) any interest that would be treated as “stock” of the Company pursuant to Treasury Regulation § 1.382-2T(f)(18). Notwithstanding the foregoing, the NOL Rights Plan allows for the exercise of currently outstanding conversion rights, exchange rights, warrants or options, or otherwise, without triggering the NOL Rights Plan. Refer to Note 11 – Warrant Liabilities for further discussion of the Company’s outstanding warrants.

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

The initial issuance of the Rights as a dividend had no tax, financial accounting or reporting impact. The fair value of the Rights is nominal, since the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under GAAP and therefore were not accounted for as a long-term obligation. Accordingly, the NOL Rights Plan and the Rights issued thereunder have no impact on the Company’s audited consolidated financial statements.

On May 6, 2025, the Board approved the early termination of the NOL Rights Plan, effective May 7, 2025.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

On May 6, 2025, the Board approved the early termination of the NOL Protective Charter Amendment, effective May 7, 2025.

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
2024 Warrants	20,000	20,000
2025 Warrants	6,230	—
2025 Additional Warrants	6,557	—
SGI Warrants	8,000	—
Total Warrants	40,787	20,000

The following table provides the exercise price and expiration date for each warrant tranche as of December 31, 2025:

	Warrant Share Equivalent (000’s)	Exercise Price(d)	Expiration Date
2024 Warrants	20,000	$1.50	January 23, 2034
2025 Warrants	6,230	$1.50	March 12, 2035
2025 Additional Warrants	6,557	$1.50	March 12, 2035
SGI Warrants	8,000	$1.50	March 12, 2035

(d)	Subject to adjustment.

While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.01 per share of Common Stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder. This redemption right is only available if the reported last sale price of the Common Stock equals or exceeds $24.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At both December 31, 2025 and 2024, the combined NCI percentage in Purple LLC was 0.2%. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

16. Net Loss Per Common Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and loss per share for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(51,414)	$(97,897)	$(120,757)
Less: Net loss attributable to noncontrolling interest	(97)	(201)	(458)
Net loss attributable to Purple Innovation, Inc. – diluted	$(51,511)	$(98,098)	$(121,215)
Denominator
Weighted average shares – basic	108,081	107,139	103,602
Add: Dilutive effect of Class B shares	164	185	334
Weighted average shares – diluted	108,245	107,324	103,936
Net loss per common share:
Basic	$(0.48)	$(0.91)	$(1.17)
Diluted	$(0.48)	$(0.91)	$(1.17)

The Company excludes from the diluted net loss per common share computation potentially dilutive securities related to warrants, equity awards and convertible shares of Class B Stock when their exercise or performance vesting price is greater than the average market price of the Company’s Common Stock or they are otherwise anti-dilutive. Potentially dilutive securities that have been excluded from the calculation of diluted net loss per common share are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Warrants	40,787	20,000	—
Sponsor warrants	—	—	928
Restricted stock units	3,141	3,808	3,057
Stock options	500	529	863
Class B Stock	—	—	—

17. Equity Compensation Plans

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and other stock-based awards. Directors, officers and other employees and subsidiaries and affiliates, as well as others performing consulting or advisory services for the Company and its subsidiaries, will be eligible for grants under the 2017 Equity Incentive Plan. The aggregate number of shares of Common Stock which may be issued or used for reference purposes under the 2017 Equity Incentive Plan or with respect to which awards may be granted may not exceed 7.9 million shares. As of December 31, 2024, 2.4 million shares remain available for issuance under the 2017 Equity Incentive Plan. During the years ended December 31, 2025, 2024 and 2023, stock-based compensation associated with equity awards issued under the 2017 Equity Incentive Plan totaled $1.7 million, $2.8 million and $4.9 million, respectively, while the related tax benefits recognized on these awards were $0.8 million, $0.9 million and $1.5 million, respectively.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Common Stock Awards

There were no stock awards granted in 2025 or 2024.

Employee Stock Options

There were no employee stock options granted in 2025 or 2024.

The following table summarizes the Company’s total stock option activity for the years ended December 31, 2025 and 2024:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $ (in thousands)
Options outstanding as of December 31, 2023	863	$8.13	2.2	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(334)	9.67	—	—
Options outstanding as of December 31, 2024	529	$7.17	2.2	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(29)	13.12	—	—
Options outstanding as of December 31, 2025	500	$6.82	1.3	$—

Outstanding and exercisable stock options as of December 31, 2025 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	1.3	500	1.3	$—

The following table summarizes the Company’s unvested stock option activity for the years ended December 31, 2025 and 2024:

	Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested options as of December 31, 2023	337	$0.41
Granted	—	—
Vested	(170)	0.59
Forfeited	—	—
Nonvested options as of December 31, 2024	167	$0.22
Granted	—	—
Vested	(167)	0.22
Forfeited	—	—
Nonvested options as of December 31, 2025	—	—

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. For the years ended December 31, 2025 and 2024, stock-based compensation expense related to stock options was de minimis. As of December 31, 2025, all stock options have been expensed and there is no remaining amount of unrecognized stock compensation expense.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

Employee Restricted Stock Units

In 2025 and 2024, the Company granted 1.2 million and 1.8 million, respectively, of restricted stock units under the 2017 Equity Incentive Plan to certain members of the Company’s management team. Of the restricted stock units granted in 2024, 1.2 million, included a market vesting condition. The restricted stock awards granted in 2025, and 2024 that did not have a market vesting condition had weighted average grant date fair values of $1.76 and $1.00 per share, respectively. The estimated fair value of these awards is recognized on a straight-line basis over the vesting period.

The restricted stock awards granted in 2024 that did have a market vesting condition had a weighted average grant date fair value of $1.13 per share. For these awards, the estimated fair value was measured on the grant date and incorporated the probability of vesting occurring. The estimated fair value is recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company determined the weighted average grant date fair value of these awards using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model with the following weighted average assumptions:

Year Ended December 31, 2024
Trading price of common stock on measurement date	$1.50
Risk free interest rate	4.46%
Expected life in years	3.0
Expected volatility	97.1%
Expected dividend yield	—

The following table summarizes the Company’s restricted stock unit activity for the years ended December 31, 2025 and 2024:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of December 31, 2023	3,057	$2.97
Granted	1,828	1.03
Vested	(571)	3.57
Forfeited	(506)	3.31
Nonvested restricted stock units as of December 31, 2024	3,808	$1.91
Granted	1,150	0.66
Vested	(919)	2.22
Forfeited	(898)	2.30
Nonvested restricted stock units as of December 31, 2025	3,141	1.25

The Company recorded restricted stock unit expense of $1.7 million, $2.8 million and $3.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

For restricted stock units outstanding as of December 31, 2025, there was $1.3 million of total unrecognized stock compensation cost with a remaining recognition period of 1.5 years.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$355	$398	$285
Marketing and sales	21	489	616
General and administrative	1,104	1,621	3,730
Research and development	249	307	244
Total non-cash stock compensation	$1,729	$2,815	$4,875

18. Employee Retirement Plan

In 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company matching contribution expense was $3.4 million, $3.9 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

19. Segment Information and Concentrations

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

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Year Ended December 31,
	2025	2024	2023

Revenues, net	$468,725	$487,877	$510,541
Reductions (additions):
Cost of revenues	279,171	291,303	338,716
Cost of revenues – restructuring related charges	995	15,442	—
Advertising expense	56,105	65,198	72,372
Marketing sales expense	27,663	33,778	36,741
Wholesale marketing and sales expense	19,571	20,081	23,016
Showroom marketing and sales expense	43,701	52,206	50,184
General and administrative expense	63,557	69,117	84,446
Research and development expense	9,604	12,962	11,898
Restructuring, impairment and other related charges	11,387	19,973	—
Loss on impairment of goodwill	—	—	6,879
Other segment items, net (e)	8,275	5,852	7,496
Income tax expense	207	63	8
Net loss attributable to noncontrolling interest	(97)	(201)	(458)
Segment net loss	$(51,414)	$(97,897)	$(120,757)

(e)	Other segment items, net include interest expense, other (income) expense, net, loss on extinguishment of debt, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In 2025, 2024 and 2023, sales of other products accounted for less than 3% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In 2025, 2024 and 2023, international customers accounted for less than 2% of net revenues.

The Company had one individual customer that accounted for approximately 39% and 29% of accounts receivable at December 31, 2025 and 2024, respectively, and approximately 16%, 13% and 10% of net revenue during the years ended December 31, 2025, 2024 and 2023, respectively.

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

20. Income Taxes

The Company’s (loss) income before income taxes of $(51.3) million, $(98.0) million, and $(121.2) million during the years ended December 31, 2025, 2024 and 2023, respectively, consisted entirely of income earned in the United States.

Income tax expense for the years ended December 31, 2025, 2024 and 2023 consist of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$—	$(114)	$(167)
State	207	177	217
Total current	207	63	50
Deferred:
Federal	—	—	(42)
State	—	—	—
Total deferred	—	—	(42)
Income tax expense	$207	$63	$8

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2- Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	Percentage
Tax benefit at Federal statutory rate	$(10,774)	21.00%
State and local income tax, net of federal (national) income tax effect(f)	207	-0.40%
Tax Credits	(211)	0.41%
Change in valuation allowance	13,821	-26.94%
Nontaxable or nondeductible items
Stock Compensation	573	-1.12%
Change in fair value - warrant liabilities	(3,612)	7.04%
Other	101	-0.20%
Other Adjustments	102	-0.20%
Income tax (benefit) expense	$207	-0.40%

(f)	State taxes in Oregon and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Tax (provision) benefit at Federal statutory rate	$(20,587)	$(25,454)
State income tax provision (benefit), net of federal benefit	(5,238)	(6,235)
Noncontrolling interest	44	96
Tax receivable agreement liability	—	—
Change in fair value – warrant liabilities	(736)	—
Change in valuation allowance	26,963	35,592
Remeasurement due to rate change	(586)	(31)
Research and development tax credits	(482)	(1,113)
Remeasurement of investment in Purple LLC	—	(4,028)
Nondeductible compensation	315	281
Stock-based compensation	699	605
Other	(329)	295
Income tax expense	$63	$8

Deferred income taxes at December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Basis difference in Purple LLC investment	$140,085	$153,872
Tax over book basis in capital contributions	80,123	79,400
Start-up costs	319	361
Stock-based compensation	377	635
Interest carryforwards	12,903	6,503
Research and development tax credits	3,838	3,590
Charitable contribution carryforwards	160	159
Net operating losses	100,982	82,137
Total net deferred income tax asset	338,787	326,657
Less: Valuation allowance	(338,787)	(326,657)
Net deferred income tax asset	$—	$—

The following table summarizes the Company’s change in valuation allowance for the year ending December 31, 2025 and 2024 (in thousands):

	2025	2024
Valuation allowance — beginning of period	$326,657	$303,780
Additions charged to income tax benefit	19,002	27,998
Allowances taken or written off	—	—
Deductions charged to other accounts	(6,872)	(5,121)
Valuation allowance — end of period	$338,787	$326,657

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

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

During 2022, the Company entered into a three-year cumulative loss position and determined that it would not be able to generate sufficient taxable income to utilize its deferred tax assets. Based on this and other negative evidence, the Company concluded it was more likely than not that its deferred tax assets would not be realized and that a full valuation allowance for its deferred tax assets was required. At both December 31, 2025 and 2024, the Company continued to maintain a full valuation allowance on its deferred tax assets based on its three-year cumulative loss position.

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

As noncontrolling interest holders exercise their right to exchange or cause Purple LLC to redeem all or a portion of their Class B Units, a liability may be recorded based on 80% of the estimated future cash tax savings that the Company may realize as a result of increases in the basis of the assets of Purple LLC attributed to the Company as a result of such exchange or redemption. The amount of the increase in asset basis, the related estimated cash tax savings and the attendant liability to be recorded will depend on the price of the Company’s Common Stock at the time of the relevant redemption or exchange.

During 2022, the Company concluded that the tax receivable agreement liability was not probable and correspondingly reduced its tax receivable agreement liability to zero. There was no tax receivable agreement liability recorded during 2025 or 2024.

As of December 31, 2025, the Company estimates it will have approximately $79.9 million of tax-affected U.S. net operating loss carryforwards (“NOLs”), of which $79.4 million do not have an expiration date and $0.5 million expire in 2037. The Company also had approximately $21.1 million of tax-affected NOL carryforwards to reduce future state taxable income at December 31, 2025, which have various carryforward periods and begin to expire in 2026, if unused. Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change is defined as a change in its equity ownership by certain stockholders over a three-year period of greater than 50 percentage points (by value). If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other tax attributes if we undergo a future ownership change. Thus, our ability to utilize carryforwards of our net operating losses, including net operating losses acquired from the Intellibed acquisition, and other tax attributes to reduce future tax liabilities may be substantially restricted. As of December 31, 2025, we completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company’s formation. The results of this study indicate that we experienced one ownership change on December 31, 2021. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liabilities to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Refer to Note 15 – Stockholders’ Equity – NOL Rights Plan for information on plan adopted by the Board to preserve Current NOLs.

PURPLE INNOVATION, INC.
Notes to Consolidated Financial Statements

The Company estimates federal research and development (“R&D”) tax credit carryforwards will be approximately $2.9 million as of December 31, 2025, which begin to expire in 2042, if unused. The Company also had approximately $1.9 million of state tax credit carryforwards to reduce future state tax liability at December 31, 2025, which have various carryforward periods and begin to expire in 2030, if unused.

On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework with certain provisions effective in 2025 and others effective in 2026 and afterward. The OBBBA did not have a material impact on the Company’s effective tax rate.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheets. There are no material interest and penalties relating to uncertain tax positions as of December 31, 2025. As of December 31, 2025, there are $0.2 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The following table summarizes the Company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Unrecognized Tax Benefits
Unrecognized tax benefits as of December 31, 2023	946
Increase due to current year tax positions	111
Increase due to prior year tax positions	109
Decrease due to lapse of statute of limitations	(114)
Unrecognized tax benefits as of December 31, 2024	$1,052
Increase due to current year tax positions	41
Increase due to prior year tax positions	21
Decrease due to lapse of statute of limitations	—
Unrecognized tax benefits as of December 31, 2025	$1,114

As of December 31, 2025, there are $0.2 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate The Company remains subject to income tax examinations for its U.S. federal income taxes for 2019 through 2025. The Company also remains subject to income tax examinations for U.S. state and local income taxes generally for 2019 through 2025.

21. Subsequent Events

Tariff Refund Legal Proceedings

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates that approximately $5.3 million of its previous tariff payments are subject to this ruling. On March 6, 2026, the Company filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that the Company has paid to the United States. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds, or if the Company can fully collect related amounts receivable by the Company. The Company is evaluating the impact of these developments on its business and financial statements. No adjustments have been recorded in the accompanying audited consolidated financial statements as the Company cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.

Third Amendment to the Amended A&R Credit Agreement

As previously disclosed, on January 23, 2024, the Loan Parties, entered into Amended A&R Credit Agreement with Coliseum Capital Partners, L.P. (“CCP”), Blackwell Partners LLC – Series A (“Blackwell” and together with CCP, the “Coliseum Lenders”) and other lenders (collectively, the “Lenders”) and CSC Delaware Trust Company, as administrative agent, which was amended on March 12, 2025, and May 2, 2025.

On March 24, 2026, the Loan Parties entered into a Third Amendment to the Amended A&R Credit Agreement with the Lenders, which revised the maturity date under the Amended A&R Credit Agreement from December 31, 2026, to April 30, 2027 and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. In connection with the Third Amendment, the Loan Parties agreed to pay to the Lenders an amendment fee in the aggregate amount of $1.6 million, equal to 1.25% pro rata based on each Lender’s outstanding principal amount (the “Amendment Fee”). Of the Amendment Fee, approximately $1.3 million is payable-in-kind by adding such amount to such Coliseum Lenders’ outstanding principal amount. The remaining $0.3 million of the Amendment Fee was paid in cash. In connection with the Third Amendment, the Loan Parties also agreed to reimburse the Coliseum Lenders for certain expenses in the amount of $0.3 million.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Purple Innovation, Inc.

March 31, 2026	By:	/s/ Robert T. DeMartini
	Name:	Robert T. DeMartini
	Title:	Chief Executive Officer (Principal Executive Officer)

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

Name	Position	Date

/s/ Robert T. DeMartini	Chief Executive Officer and Director	March 31, 2026
Robert T. DeMartini	(Principal Executive Officer)

/s/ Todd E. Vogensen	Chief Financial Officer	March 31, 2026
Todd E. Vogensen	(Principal Financial Officer)

/s/ George T. Ulrich	Vice President, Accounting and Financial Reporting	March 31, 2026
George T. Ulrich	(Principal Accounting Officer)

/s/ Adam L. Gray	Chairman of the Board of Directors	March 31, 2026
Adam L. Gray

/s/ S. Hoby Darling	Director	March 31, 2026
S. Hoby Darling

/s/ Gary T. DiCamillo	Director	March 31, 2026
Gary T. DiCamillo

/s/ McNeil S. Fiske, Jr.	Director	March 31, 2026
McNeil S. Fiske, Jr.

/s/ Claudia Hollingsworth	Director	March 31, 2026
Claudia Hollingsworth

/s/ R. Carter Pate	Director	March 31, 2026
R. Carter Pate

/s/ D. Scott Peterson	Director	March 31, 2026
D. Scott Peterson

/s/ Erika Serow	Director	March 31, 2026
Erika Serow