Form 10-Q
period 2026-03-31
Purple Innovation, Inc.
filed 2026-04-28
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 27, 2026, 108,825,636 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 163,052 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$24,955	$24,345
Accounts receivable, net	21,143	41,272
Inventories	58,088	59,725
Prepaid expenses	5,829	5,487
Other current assets	5,562	5,891
Total current assets	115,577	136,720
Property and equipment, net	75,833	77,961
Operating lease right-of-use assets	67,085	67,271
Intangible assets, net	6,152	6,346
Other long-term assets	7,340	7,961
Total assets	$271,987	$296,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,992	$40,312
Accrued compensation	5,913	7,673
Customer prepayments	4,738	5,276
Accrued rebates and allowances	8,573	13,416
Accrued warranty liabilities – current portion	7,498	7,141
Operating lease obligations – current portion	16,902	17,366
Other current liabilities	7,597	10,339
Total current liabilities	93,213	101,523
Related party debt	119,199	111,305
Accrued warranty liabilities, net of current portion	19,981	19,570
Operating lease obligations, net of current portion	74,997	75,616
Warrant liabilities	23,108	16,150
Other long-term liabilities	1,629	1,764
Total liabilities	332,127	325,928
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 108,634 issued and outstanding at March 31, 2026 and 108,246 issued and outstanding at December 31, 2025	11	11
Class B common stock; $0.0001 par value, 90,000 shares authorized; 163 issued and outstanding at March 31, 2026 and at December 31, 2025	—	—
Additional paid-in capital	595,687	595,582
Accumulated deficit	(655,821)	(625,280)
Total stockholders’ equity (deficit) attributable to Purple Innovation, Inc.	(60,123)	(29,687)
Noncontrolling interest	(17)	18
Total stockholders’ equity (deficit)	(60,140)	(29,669)
Total liabilities and stockholders’ equity (deficit)	$271,987	$296,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$95,730	$104,171
Cost of revenues:
Cost of revenues	60,535	62,207
Cost of revenues - restructuring related charges	—	918
Total cost of revenues	60,535	63,125
Gross profit	35,195	41,046
Operating expenses:
Marketing and sales	31,557	36,626
General and administrative	18,033	14,487
Research and development	2,448	2,452
Restructuring, impairment and other related charges	—	1,960
Total operating expenses	52,038	55,525
Operating loss	(16,843)	(14,479)
Other income (expense):
Interest expense	(8,219)	(4,764)
Other income, net	1,491	69
Change in fair value – warrant liabilities	(6,958)	49
Total other expense, net	(13,686)	(4,646)
Net loss before income taxes	(30,529)	(19,125)
Income tax expense	(47)	(41)
Net loss	(30,576)	(19,166)
Net loss attributable to noncontrolling interest	(35)	(29)
Net loss attributable to Purple Innovation, Inc.	$(30,541)	$(19,137)

Net loss per share:
Basic	$(0.28)	$(0.18)
Diluted	$(0.28)	$(0.18)

Weighted average common shares outstanding:
Basic	108,386	107,596
Diluted	108,386	107,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional		Total Stockholders’ Equity (Deficit) attributable to Purple		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Innovation,	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	(Deficit)
Balance – December 31, 2025	108,246	$11	163	$—	$595,582	$(625,280)	$(29,687)	$18	$(29,669)
Net loss	—	—	—	—	—	(30,541)	(30,541)	(35)	(30,576)
Stock-based compensation	—	—	—	—	156	—	156	—	156
Issuance of stock under equity compensation plans	388	—	—	—	(51)	—	(51)	—	(51)
Balance – March 31, 2026	108,634	$11	163	$—	$595,687	$(655,821)	$(60,123)	$(17)	$(60,140)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	410	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	107,955	$11	165	$—	$594,332	$(593,003)	$1,340	$(10)	$1,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,576)	$(19,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,427	5,050
Non-cash interest	3,736	2,120
Paid-in-kind interest	4,504	2,789
Non-cash restructuring, impairment and other related charges	—	635
Loss on disposal of property and equipment	66	88
Change in fair value – warrant liabilities	6,958	(49)
Stock-based compensation	156	368
Changes in operating assets and liabilities:
Accounts receivable	20,129	8,669
Inventories	1,637	(3,314)
Prepaid expenses and other assets	789	2,229
Operating leases, net	(897)	(848)
Accounts payable	1,377	(9,701)
Accrued compensation	(1,760)	(1,970)
Customer prepayments	(538)	(2,685)
Accrued rebates and allowances	(4,843)	(3,854)
Accrued warranty liabilities	768	(487)
Other accrued liabilities	(2,944)	(2,944)
Net cash provided by (used in) operating activities	2,989	(23,070)

Cash flows from investing activities:
Sale of property and equipment	—	258
Purchase of property and equipment	(1,612)	(2,241)
Investment in intangible assets	(421)	(161)
Net cash used in investing activities	(2,033)	(2,144)

Cash flows from financing activities:
Proceeds from related party loan	—	19,000
Payments for debt issuance costs	(346)	(1,170)
Net cash provided by (used in) financing activities	(346)	17,830

Net increase (decrease) in cash and cash equivalents	610	(7,384)
Cash and cash equivalents, beginning of the period	24,345	29,011
Cash and cash equivalents, end of the period	$24,955	$21,627

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$20	$39
Cash paid during the period for income taxes	$19	$28

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$519	$459
Warrants issued	$—	$5,396
Amendment fee added to principal of loan	$1,286	$978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

The mission of Purple Innovation, Inc. (the “Company” or “Purple Inc.”) is to deliver the greatest sleep ever invented.

The Company, collectively with its subsidiary Purple Innovation, LLC (“Purple LLC”) is an omni-channel business that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and have since expanded into brick & mortar stores as a true omni-channel brand. The Company offers a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and other products. The Company markets and sells its products through its direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2026, Purple Inc. held 99.85% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.15% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or other future year.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had cash and cash equivalents of approximately $25.0 million and an accumulated deficit of $655.8 million at March 31, 2026. The Company had a net loss of $30.5 million and net cash provided by operating activities and used in investing activities was $3.0 million and $2.0 million, respectively, for the three months ended March 31, 2026. The Company has a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund its operations.

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

Revenue Recognition – Consideration Payable to Customers

There have been no material changes to the Company’s revenue recognition policies as described in the Company’s Annual Report on Form 10-K, except for the following application of accounting guidance to certain arrangements with third-party manufacturers.

The Company enters into arrangements with third-party manufacturers, including manufacturers under common control with certain customers, to produce mattress products sold to those customers. The Company evaluates these arrangements to determine whether payments to such manufacturers represent consideration payable to a customer or payments for goods or services received, in accordance with ASC 606—Revenue from Contracts with Customers. For certain customer-specific or exclusive product arrangements, the Company has concluded that payments to a manufacturer under common control with a customer are economically linked to the underlying customer arrangement and represent consideration payable to that customer. Accordingly, revenue for these arrangements is presented net of payments made to the third-party manufacturers.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At March 31, 2026, Purple Inc. had a 99.85% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.15% of the economic interest in Purple LLC as of March 31, 2026. For further discussion see Note 15 — Stockholders’ Equity.

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

3. Restructuring, Impairment and Other Related Charges

In August 2024, the Company initiated a restructuring plan to strategically realign the Company’s focus on the achievement of operational efficiencies that are expected to improve profitability and provide for reinvesting in technology and marketing initiatives (the “Restructuring Plan”). The Company’s Restructuring Plan includes the permanent closure of its Grantsville and Salt Lake City, Utah manufacturing facilities to consolidate mattress production in its Georgia plant, and a headcount reduction at the Company’s Utah headquarters to drive additional operating efficiencies. The consolidation into the Georgia facility was finalized in December 2024 and the closure of the two Utah manufacturing facilities was completed in May 2025. The reduction in workforce at the Utah headquarters was completed in August 2024. All restructuring activities were completed in the third quarter of 2025.

The following table summarizes the restructuring, impairment and other related charges the Company recognized during the first quarter of 2025 in the unaudited condensed consolidated statement of operations (in thousands):

	Cost of Revenues	Restructuring, Impairment and Other Related Charges	Total
Cash charges:
Employee-related costs	$—	$171	$171
Other costs	688	1,154	1,842
Total cash charges	688	1,325	2,013
Non-cash charges:
Accelerated depreciation	230	—	230
Write-down of long-lived assets	—	635	635
Total non-cash charges	230	635	865
Total restructuring, impairment and other related charges	$918	$1,960	$2,878

Accelerated depreciation primarily represents $0.2 million of increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets will remain in service.

The $0.6 million write-down of long-lived assets represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that were closed.

The $2.0 million of cash charges relates to costs incurred in shutting down and transitioning operations from the two Utah manufacturing facilities that were closed.

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

The estimated fair value of the Company’s related party debt is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the various issuances of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. The estimated fair value of the Company’s related party debt was $112.7 million and $72.6 million as of March 31, 2026 and 2025.

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

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2026 (in thousands):

	Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2025	$16,150	$16,150
Change in valuation inputs(1)	6,958	6,958
Fair value as of March 31, 2026	$23,108	23,108

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

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

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
Sales Category	2026	2025
e-commerce	$40,596	$45,397
Showrooms	18,847	17,986
Wholesale	36,287	40,788
Revenues, net	$95,730	$104,171

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.7 million and $5.3 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2025.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$21,556	$23,420
Work-in-process	6,205	6,355
Finished goods	30,327	29,950
Inventories	$58,088	$59,725

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Equipment	$86,764	$80,999
Equipment in progress	3,146	7,218
Leasehold improvements	58,867	58,862
Furniture and fixtures	30,422	30,744
Office equipment	1,624	1,624
Total property and equipment	180,823	179,447
Accumulated depreciation	(104,990)	(101,486)
Property and equipment, net	$75,833	$77,961

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at March 31, 2026 or December 31, 2025. Interest capitalized on borrowings during the active construction period of major capital projects totaled $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. Depreciation expense was $3.8 million and $4.2 million during the three months ended March 31, 2026 and 2025, respectively. Included in depreciation expense for the three months ended March 31, 2025 was $0.2 million related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.7 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$4,540	$4,780
Variable lease costs	1,126	1,042
Short-term lease costs	110	42
Total lease costs	$5,776	$5,864

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at March 31, 2026 (in thousands):

2026 (excluding the three months ended March 31, 2026)(1)	$14,504
2027	21,008
2028	20,688
2029	17,880
2030	12,072
Thereafter	25,297
Total operating lease payments	111,449
Less – lease payments representing interest	(19,550)
Present value of operating lease payments	$91,899

(1)	Amount consists of $14.8 million of undiscounted cash flows offset by $0.3 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2026.

As of March 31, 2026 and December 31, 2025, the weighted-average remaining term of operating leases was 6.1 years and 6.3 years, respectively, and the weighted-average discount rate of operating leases was 6.90% and 6.79%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in present value of operating lease liabilities (1)	$5,503	$4,099
Right-of-use assets obtained in exchange for operating lease liabilities	1,668	7,192

(1)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued sales returns	$3,522	$4,492
Accrued sales tax and use tax	1,669	2,264
Asset retirement obligation	1,132	1,132
Insurance financing	470	1,676
Other	804	775
Total other current liabilities	$7,597	$10,339

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Related party loan	$132,487	$126,697
Less: unamortized debt issuance costs	(13,288)	(15,392)
Total related party debt	119,199	111,305

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Third Amendment to the Amended A&R Credit Agreement

On March 24, 2026, the Loan Parties entered into a Third Amendment to the Amended A&R Credit Agreement with the Lenders, which revised the maturity date under the Amended A&R Credit Agreement from December 31, 2026, to April 30, 2027 and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. In connection with the Third Amendment, the Loan Parties agreed to pay to the Lenders an amendment fee in the aggregate amount of $1.6 million, equal to 1.25% pro rata based on each Lender’s outstanding principal amount (the “Amendment Fee”). Of the Amendment Fee, approximately $1.3 million was payable-in-kind by adding such amount to the 2025 Lenders’ outstanding principal amount. The remaining $0.3 million of the Amendment Fee was paid in cash to the other lenders. In connection with the Third Amendment, the Loan Parties also agreed to reimburse the 2025 Lenders for certain expenses in the amount of $0.3 million.

Pursuant to the Third Amendment to the Amended A&R Credit Agreement, the Loan Parties waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. Accordingly, the Company is in compliance as of March 31, 2026, with all covenants under the Amended A&R Credit Agreement.

The Company determined that it was experiencing financial difficulty and that the extension represented a concession granted by the Lenders as the effective borrowing rate was reduced. Accordingly, the Company accounted for the Third Amendment as a troubled debt restructuring. Since the undiscounted future cash payments were more than the carrying amount of the existing instrument, no gain was recognized. The impact of the revised terms, including the extension and associated amendment fee, has been reflected in the carrying amount of the debt and is being recognized through interest expense prospectively using a revised effective interest rate.

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the three months ended March 31, 2026 and 2025 consisted of paid-in-kind interest of $4.5 million and $2.8 million, respectively and debt issuance cost amortization of $3.7 million and $2.1 million, respectively. The effective interest rate was 14.03% and 14.68% for the three months ended March 31, 2026 and 2025, respectively.

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

	March 31,	December 31,
	2026	2025
Trading price of common stock on measurement date	$0.66	$0.69
Exercise price	$1.50	$1.50
Risk free interest rate	4.08 – 4.15%	3.95 – 4.03%
Warrant life in years	7.82 – 8.95	8.06 – 9.20
Expected volatility	87.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	40.0%	70.0%
Estimated date of event causing a warrant re-price	March 2027	May 2026

The Warrants had a fair value of $23.1 million as of March 31, 2026. The Company recognized a $7.0 million expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 related to an increase in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at the end of 2025. The Company recorded a de minimis gain for the three months ended March 31, 2025 related to the increase in fair value of the Warrants outstanding at the end of the period.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Asset retirement obligations	$1,176	$1,160
Other	453	604
Total other long-term liabilities	$1,629	$1,764

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty return costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for DTC warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimate warranty claim rate. Estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated claim rate and may be adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $27.5 million and $26.7 million in estimated future warranty costs as of March 31, 2026 and December 31, 2025, respectively.

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment require it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The Company recorded a de minimis compensation expense reduction in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025 related to this future bonus payment.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% was to be paid in August 2025. Certain members of the Company’s senior leadership team agreed to postpone their August 2025 payment until January 2026 for a 15% premium on the amount that was due to be paid in August 2025. Related to this bonus payment, the Company recorded no compensation expense for the three months ended March 31, 2026 and a de minimis compensation expense for the three months ended March 31, 2025 in the unaudited condensed consolidated statement of operations.

Long-Term Incentive Cash Bonus Awards

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

The Company recorded a de minimis amount of compensation expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025 related to these future award payments.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the audited consolidated balance sheets. The Company recorded $0.3 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines, such as Purple Royale, that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027. Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to Tempur Sherwood, LLC are evaluated to determine whether they are economically linked to the underlying customer arrangement. The Company has concluded that payments to Tempur Sherwood, LLC are economically linked to the Mattress Firm MRA Amendment and therefore represent consideration payable to a customer. As a result of the Purple Royale launch, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. The Company recorded $4.9 million in consideration paid to Tempur Sherwood, LLC as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 8.0 million shares of the Company’s Class A common stock at a strike price of $1.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $0.6979 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $0.6 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs appealed. After oral arguments, on April 3, 2025, the Utah Court of Appeals ordered the case return to the District Court for further fact finding. The Utah Supreme Court declined to hear the case, sending back for further action at the trial court that we expect will continue throughout 2026. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

On April 3, 2023, Purple’s founders filed a complaint against Purple LLC in the Delaware Court of Chancery. The complaint alleges that Purple LLC breached the limited liability company agreement of Purple LLC by failing to pay the full amount of tax distributions owed under the agreement. The plaintiffs seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as legal fees and expenses incurred in connection with the litigation. On June 13, 2023, Purple LLC filed an answer to the complaint denying the plaintiffs’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor. A trial date has been set for October 2026. The outcome of the litigation cannot be predicted at this stage in the proceedings. Purple LLC denies all allegations and intends to vigorously defend against these claims.

On April 16, 2024, Purple’s founders, in their capacity as a former landlord of Purple LLC, brought a lawsuit against Purple LLC, as lessee, for amounts allegedly owed under a real estate lease which the parties terminated effective September 30, 2023. In the suit, the plaintiffs allege approximately $2.5 million in damages, based primarily on a dispute regarding whether Purple LLC left the premises in the condition required by the lease. The plaintiffs further claim approximately $0.8 million in holdover rent, as well as unspecified amounts in interest, late fees, liquidated damages, attorney fees and costs. Fact discovery is scheduled to conclude in 2026. The court has not yet set a date for trial. Purple LLC denies all allegations and intends to vigorously defend against these claims.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates that approximately $5.3 million of its previous tariff payments are subject to this ruling. On March 6, 2026, the Company filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that the Company has paid to the United States. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds, or if the Company can fully collect the related amounts claimed. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as the Company will apply the involuntary conversion model which results in recognition of recoveries when reimbursement is probable.

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

Coliseum Capital Management, LLC

Immediately following the Business Combination, Adam Gray was appointed to the Board. Mr. Gray is a manager of Coliseum Capital, LLC, which is the general partner of CCP and Coliseum Co-Invest Debt Fund, L.P. (“CDF”), and he is also a managing partner of Coliseum Capital Management, LLC (“CCM”), which is the investment manager of Blackwell and also manages investment funds and accounts. Mr. Gray has voting and dispositive control over securities held by CCP, CDF and Blackwell. In April 2023, Adam Gray was appointed Chairman of the Board of the Company as part of an agreement to resolve litigation that had been brought by Coliseum against the Company. Refer to Note 10— Debt for more information on the Related Party Loan and amendments.

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At March 31, 2026, 108.6 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At March 31, 2026, 0.2 million shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. At December 31, 2025, there were no shares of preferred stock outstanding. On June 27, 2024, 0.3 million shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At March 31, 2026, there were no shares of preferred stock outstanding

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
2024 Warrants	20,000	20,000
2025 Warrants	6,230	6,230
2025 Additional Warrants	6,557	6,557
SGI Warrants	8,000	8,000
Total Warrants	40,787	40,787

The following table provides the exercise price and expiration date for each warrant tranche as of March 31, 2026:

	Warrant Share Equivalent (000’s)	Exercise Price(1)	Expiration Date
2024 Warrants	20,000	$1.50	January 23, 2034
2025 Warrants	6,230	$1.50	March 12, 2035
2025 Additional Warrants	6,557	$1.50	March 12, 2035
SGI Warrants	8,000	$1.50	March 12, 2035

(1)	Subject to adjustment.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At March 31, 2026 and December 31, 2025, the combined NCI percentage in Purple LLC was 0.15% and 0.15%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

The Company reported de minimis income tax expense on a pretax loss of $30.5 million for the three months ended March 31, 2026 as compared to de minimis income tax expense on pretax loss of $19.1 million for the three months ended March 31, 2025. This resulted in an effective tax rate of (0.15%) for the three months ended March 31, 2026 as compared to (0.21%) for the three months ended March 31, 2025. The Company’s effective tax rate for the three months ended March 31, 2026 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at March 31, 2026.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of March 31, 2026, the Company had unrecognized tax benefits of $1.1 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(30,541)	$(19,137)
Less – net loss attributed to noncontrolling interest	—	—
Net loss attributable to Purple Innovation, Inc. – diluted	$(30,541)	$(19,137)
Denominator:
Weighted average shares—basic	108,386	107,596
Add – dilutive effect of Class B shares	—	—
Weighted average shares—diluted	108,386	107,596
Net loss per common share:
Basic	$(0.28)	$(0.18)
Diluted	$(0.28)	$(0.18)

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

	Three Months Ended March 31,
	2026	2025
Warrants	40,787	26,230
Restricted stock units	1,506	3,397
Stock Options	500	529
Class B Shares	163	165

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of March 31, 2026, an aggregate of 2.7 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the three months ended March 31, 2026:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2025	500	$6.82	1.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of March 31, 2026	500	$6.82	1.0	$—

Outstanding and exercisable stock options as of March 31, 2026 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Number of Options Exercisable (in thousands)	Weighted Average Remaining Life (Years)	Intrinsic Value (in thousands)
$6.82	500	1.0	500	1.0	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. All outstanding stock options were vested as of January 1, 2026 and there was no remaining unrecognized stock compensation cost. There was no stock option expense for the three months ended March 31, 2026 and was de minimis for the three months ended March 31, 2025.

Employee Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2026:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2026	3,141	$1.25
Granted	—	—
Vested	(707)	1.39
Forfeited	(928)	1.87
Nonvested restricted stock units as of March 31, 2026	1,506	$0.80

The Company recorded restricted stock unit expense of $0.2 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.

For restricted stock units outstanding as of March 31, 2026, there were $0.8 million of total unrecognized stock compensation costs with a remaining recognition period of 1.5 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$(16)	$103
Marketing and sales	8	(176)
General and administrative	162	363
Research and development	2	78
Total non-cash stock-based compensation	$156	$368

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.8 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

The CODM uses consolidated net loss to evaluate earnings generated from segment assets (return on assets) in deciding whether to reinvest profits into its single reportable segment or into other parts of the entity, such as for acquisitions. Consolidated net loss is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing the segment’s performance and in establishing management’s compensation.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues, net	$95,730	$104,171
Reductions (additions):
Cost of revenues	60,535	62,207
Cost of revenues – restructuring related charges	—	918
Advertising expense	11,342	14,602
Marketing sales expense	5,132	7,187
Wholesale marketing and sales expense	4,932	4,323
Showrooms marketing and sales expense	10,151	10,514
General and administrative expense	18,033	14,487
Research and development expense	2,448	2,452
Restructuring, impairment and other related charges	—	1,960
Other segment items, net (1)	13,686	4,646
Income tax expense	47	41
Net loss attributable to noncontrolling interest	(35)	(29)
Net reductions	126,271	123,308
Segment net loss	$(30,541)	$(19,137)

(1)	Other segment items, net include interest expense, other (income) expense, net, loss on extinguishment of debt, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three months ended March 31, 2026 and 2025 sales of other products accounted for less than 3.0% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In the three months ended March 31, 2026 and 2025 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 40.8% and 36.0% of accounts receivable at March 31, 2026 and 2025, respectively, and approximately 8.3% and 11.9% of net revenue during the three months ended March 31, 2026 and 2025, respectively.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At March 31, 2026, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

We entered 2026 building on the progress we made in the fourth quarter, and our first quarter reflects continued progress and greater consistency across our channels. Trends were solid during the quarter, with growth in our showroom and wholesale channels. The E-commerce channel also improved sequentially declining 10% in the first quarter year over year compared to down 15% in the prior period year over year, reflecting more disciplined marketing execution and early signs of improved conversion. Importantly, we continue to see the benefits of actions taken last year reflected in our operating expense performance. This progress is a direct result of the changes we’ve made to the business, not a recovery of the broader market, reinforcing the durability of the model we’ve been building.

Impact of Revenue Presentation for Certain Product Arrangements

Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to third-party manufacturers, including manufacturers under common control with certain customers, are evaluated to determine whether they are economically linked to an underlying customer arrangement. For certain customer-specific or exclusive product programs where the manufacturer is under common control with the customer, the Company has concluded that payments to the manufacturer are economically linked to the customer relationship and therefore represent consideration payable to a customer. As a result, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. The Company recorded $4.9 million in consideration paid as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026. This presentation results in reported revenue being lower than the gross amount billed to the customer. While the net presentation affects reported revenue, it does not impact gross profit dollars for these arrangements. The distinction reflects the application of GAAP to different fact patterns rather than a difference in the underlying economics of the transactions.

Debt Financings

On March 24, 2026, the Loan Parties entered into the Third Amendment with the Lenders, which revised the maturity date under the Amended A&R Credit Agreement from December 31, 2026, to April 30, 2027 and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. In connection with the Third Amendment, the Loan Parties agreed to pay to the Lenders an amendment fee in the aggregate amount of $1.6 million, equal to 1.25% pro rata based on each Lender’s outstanding principal amount (the “Amendment Fee”). Of the Amendment Fee, approximately $1.3 million is payable-in-kind by adding such amount to the 2025 Lenders’ outstanding principal amount. The remaining $0.3 million of the Amendment Fee was paid in cash to the other lenders. In connection with the Third Amendment, the Loan Parties also agreed to reimburse the 2025 Lenders for certain expenses in the amount of $0.3 million.

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

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Tariffs impacted us by approximately $1.0 million during the three months ended March 31, 2026 due to our mitigation efforts which have reduced the overall impact to our initial expectations. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to partially mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions. On March 6, 2026, we filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of the $5.3 million in tariffs imposed under the International Emergency Economic Powers Act that the Company has paid to the United States (See Note 13 – Commitments and Contingencies, Legal Proceedings).

Executive Summary – Results of Operations

Net revenues decreased $8.4 million, or 8.1%, to $95.7 million for the three months ended March 31, 2026 compared to $104.2 million for the three months ended March 31, 2025. The drop in revenue was primarily due to a decrease in e-commerce sales and recognized wholesale revenue. From a sales channel perspective, e-commerce net revenues decreased $4.8 million, or 10.6%, wholesale net revenues decreased $4.5 million or 11.0% and showroom net revenues increased $0.9 million, or 4.8%. The decrease in wholesale revenue was due mainly to $4.9 million in payments to a manufacturer that is under common control with a customer and represents consideration paid to a customer. Accordingly, these payments are recorded as a reduction in revenue. The decreases were partially offset by our showroom net revenue increase of $0.9 million or 4.8%. The increase in our showrooms channel represents a 7.0% year-over-year increase for all stores that have been open for 13 or more months. This is the third consecutive quarter of year-over-year growth in the showrooms channel, driven by increased order values through effective upselling and product bundling.

Gross profit decreased $5.9 million, or 14.3%, to $35.2 million for the three months ended March 31, 2026 compared to $41.0 million for the three months ended March 31, 2025. Our gross profit percentage decreased to 36.8% of net revenues in the first quarter of 2026 from 39.4% in the first quarter of 2025 due to our strategic investment in Purple Royale floor models to support the Mattress Firm rollout, as well as modest manufacturing overhead deleverage driven by lower production volumes and less favorable absorption of fixed costs.

Operating expenses decreased $3.5 million, or 6.3% to $52.0 million for the three months ended March 31, 2026 compared to $55.5 million for the three months ended March 31, 2025. This decrease was driven by a $3.3 million decrease in advertising spending, a $2.8 million decrease in employee related expenses and $2.0 million decrease in restructuring related costs from last year, partially offset by $4.6 million in strategic alternative and other costs.

Total other expense, net increased $9.0 million, or 194.6% to $13.7 million for the three months ended March 31, 2026 compared to $4.6 million for the three months ended March 31, 2025. The other expense, net in the first quarter of 2026 consists of interest expense of $8.2 million and a $7.0 million loss on change in fair value of warrants, partially offset by $1.5 million in other income. The other expense, net in the first quarter of 2025 consists of interest expense of $4.8 million, partially offset by $0.2 million in other income and gain on change in fair value of warrants.

Net loss attributable to Purple Inc. was $30.5 million for the three months ended March 31, 2026 compared to a net loss of $19.1 million for the three months ended March 31, 2025. The $11.4 million increase in net loss was primarily due to lower gross margins and the increase in loss from change in fair value of the warrants, partially offset by reduced operating expenses.

Outlook for Growth

The way we think about the business today is fundamentally different than a year ago. Last year was about reshaping the business for a tougher market – right sizing our cost structure, strengthening the foundation and restoring profitability. Now, we are focused on growth with our strategic focus areas that build on what is already working and how we are running our business. We believe we are well positioned to grow our business given our new grid innovation, evolved messaging strategy, our new cost structure and other cost saving initiatives. Our Path to Premium Sleep strategy remains focused on the following three priorities to drive growth:

●	Knowing Our Consumer. Knowing our consumer continues to shape how we show up across all channels. We have shifted away from promotion-led messaging toward clearer, benefit driven marketing focused on our differentiated technology and how we deliver better sleep. Our Less Pain, Better Sleep positioning continues to resonate, providing a consistent, consumer-led message that translates across e-commerce, retail, and wholesale channels. We are making our differentiation clearer, our content more educational and our local marketing more effective at converting awareness into foot traffic. We continue to make changes to our creative approach and how we guide consumers through the online purchase journey with a more focused and tactical path to identifying the right mattress.

●	Delivering Better Sleep. Our innovation continues to resonate with consumers, with our premium products maintaining strong interest in both wholesale and showroom channels. We saw a strong initial response to the launch of Purple Royale, our new premium offering developed in partnership with Mattress Firm. Additionally, Rejuvenate 2.0 continues to outperform our expectations with strong demand. This performance reinforces the strength of our premium positioning and the resonance of our innovation with consumers. We are also seeing a positive halo effect across the portfolio, supporting performance in adjacent categories. We are focused on elevating the full consumer journey across both owned and partner channels. This includes improving how we present and explain our technology in-store, with greater emphasis on pain relief and more effective use of demonstrations and digital support. This is resulting in improved engagement from retail sales associates, particularly within our wholesale channel, as our product storytelling continues to resonate. We have also made changes to our online sales approach, enhancing live customer care and follow-up to better replicate the in-store experience in a digital environment, which is helping improve engagement and close rates. At the same time, we’re enhancing our delivery experience to ensure a more consistent and credible brand experience from purchase through fulfillment. These improvements are helping reinforce our value proposition and support stronger conversion.

●	Executing with Financial Discipline. We have taken meaningful steps to resize and simplify the business, and we are seeing those benefits reflected in our operating efficiency and cost structure. These actions have created a more stable foundation as we shift toward growth. In the first quarter, gross margin came in below our normal 40% baseline, primarily driven by higher levels of floor model discounts associated with the Purple Royale rollout at Mattress Firm. We view this as temporary, and as the floor model transition normalizes, we expect improved contribution from Purple Royale. We’ve seen similar dynamics during prior transitions and would expect a comparable normalization as floor model activity moderates. At the same time, we are making continued progress in our underlying cost structure, particularly across sourcing, operations, and fulfillment, supported by ongoing productivity initiatives and supply chain optimization efforts. We are also actively managing a more dynamic cost environment, including tariff dynamics and rising input costs. Our mitigation efforts are well underway, including diversifying our supplier base, expanding multi-sourcing, and selectively in-sourcing key components, such as pillows, where we see both cost and quality benefits.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and elsewhere herein. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended March 31, 2026 and 2025

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2026	% of Net Revenues	2025	% of Net Revenues
Revenues, net	$95,730	100.00%	$104,171	100.0%
Cost of revenues:
Cost of revenues	60,535	63.2	62,207	59.7
Cost of revenues - restructuring related charges	—	—	918	0.9
Total cost of revenues	60,535	63.2	63,125	60.6
Gross profit	35,195	36.8	41,046	39.4
Operating expenses:
Marketing and sales	31,557	33.0	36,626	35.2
General and administrative	18,033	18.8	14,487	13.9
Research and development	2,448	2.6	2,452	2.4
Restructuring, impairment and other related charges	—	—	1,960	1.9
Total operating expenses	52,038	54.4	55,525	53.3
Operating loss	(16,843)	(17.6)	(14,479)	(13.9)
Other income (expense):
Interest expense	(8,219)	(8.6)	(4,764)	(4.6)
Other income, net	1,491	1.6	69	0.1
Change in fair value – warrant liabilities	(6,958)	(7.3)	49	—
Total other expense, net	(13,686)	(14.3)	(4,646)	(4.5)
Net loss before income taxes	(30,529)	(31.9)	(19,125)	(18.4)
Income tax expense	(47)	—	(41)	—
Net loss	(30,576)	(31.9)	(19,166)	(18.4)
Net loss attributable to noncontrolling interest	(35)	—	(29)	—
Net loss attributable to Purple Innovation, Inc.	$(30,541)	(31.9)	$(19,137)	(18.4)

Revenues, Net

Net revenues decreased $8.4 million, or 8.1%, to $95.7 million for the three months ended March 31, 2026 compared to $104.2 million for the three months ended March 31, 2025. This decrease was primarily driven by our e-commerce and wholesale recognized revenue. From a sales channel perspective, e-commerce net revenues decreased $4.8 million, or 10.6%, wholesale net revenue decreased $4.5 million or 11.0% and showroom net revenues increased $0.9 million, or 4.8%. The decrease in wholesale revenue was due mainly to $4.9 million in payments to a manufacturer that is under common control with a customer and represents consideration paid to a customer. Accordingly, these payments are recorded as a reduction in revenue.

Total Cost of Revenues

Total cost of revenues decreased $2.6 million, or 4.1%, to $60.5 million for the three months ended March 31, 2026, compared to $63.1 million for the three months ended March 31, 2025. This decrease was due primarily to $4.9 million in costs associated with a manufacturer that is affiliated with a customer recorded as reduction of revenue. This decrease was partially offset by less favorable absorption of fixed costs from lower production volumes. Our gross profit percentage decreased to 36.8% of net revenues in the first quarter of 2026 from 39.4% in the first quarter of 2025, due to our strategic investment in Purple Royale floor models to support the Mattress Firm rollout, as well as modest manufacturing overhead deleverage driven by lower production volumes and less favorable absorption of fixed costs.

Marketing and Sales

Marketing and sales expense decreased $5.1 million, or 13.8%, to $31.6 million for the three months ended March 31, 2026 compared to $36.6 million for the three months ended March 31, 2025. This decrease primarily consisted of a $3.3 million decrease in advertising spend, a $1.3 million decrease in employee related expenses due to head count reductions and $0.2 million decrease in all other marketing and sales expenses.

General and Administrative

General and administrative expense increased $3.5 million, or 24.5%, to $18.0 million for the three months ended March 31, 2026 compared to $14.5 million for the three months ended March 31, 2025. This increase was due to a $4.3 million increase in strategic alternative costs and an increase of $0.7 million in all other general and administrative costs, partially offset by a $1.4 million decrease in employee related costs due to headcount reductions.

Research and Development

Research and development expense was flat to prior year at $2.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Restructuring, Impairment and Other Related Charges

There were no restructuring, impairment and other related charges for the three months ended March 31, 2026 as all restructuring activities were completed in 2025. We incurred $2.0 million of restructuring, impairment and other related charges during the three months ended March 31, 2025.

Operating Loss

Operating loss increased $2.4 million, or 16.3%, to $16.8 million, for the three months ended March 31, 2026 compared to $14.5 million for the three months ended March 31, 2025. This increase in our operating loss is the result of a lower gross profit percent and increases in strategic alternative costs, partially offset by reduced advertising spend and lower headcount costs.

Interest Expense

Interest expense totaled $8.2 million for the three months ended March 31, 2026 compared to $4.8 million for the three months ended March 31, 2025. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months.

Other Income, Net

Other income increased to $1.5 million for the three months ended March 31, 2026 compared to $0.1 million for the three months ended March 31, 2025. This increase was mainly due to $1.3 million received for sublease rent payments on facilities we are no longer using and have subleased to other parties.

Change in Fair Value – Warrant Liabilities

Our Warrants contain certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. We incurred a $7.0 million loss on the change in fair value of our warrant liabilities for the three months ended March 31, 2026 related to the increase in fair value from the previous reporting date. For the three months ended March 31, 2025, we recognized a negligible gain related to the net decrease in fair value of the warrant liability.

Income Tax (Expense) Benefit

We had a de minimis income tax expense for the three months ended March 31, 2026 and 2025. The income tax expense amounts in both the first quarter of 2026 and 2025 were related to various state taxes.

Noncontrolling Interest

We calculate net loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs, operating lease payment obligations and investing in innovation. In accordance with the terms of our various loan agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $25.0 million and $22.4 million, respectively, as of March 31, 2026 compared to $24.3 million and $35.2 million, respectively, as of December 31, 2025. Cash used for capital expenditures was $2.0 million and $2.1 million for the three months ended March 31, 2026 and 2025. Our capital expenditures in 2026 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details regarding our current debt are described above in Note 10 - Debt.

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

We had cash and cash equivalents of approximately $25.0 million and an accumulated deficit of $655.8 million at March 31, 2026. We incurred a net loss of $30.5 million and net cash provided by operating activities and net cash used in investing activities was $3.0 million and $2.0 million, respectively, for the three months ended March 31, 2026. We have a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund our operations.

The funds we have on hand and any follow-on capital, if needed, will be used to fund our operations and invest in the business to expand sales and marketing efforts, as well as to invest in innovation. As described below, we have implemented plans that we believe will both increase our revenues from the sales of our products and achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, we may be adversely impacted by uncertain market conditions and there can be no assurance that we will be successful in this regard. If such plans are not successful, we may need to raise additional capital in order to support operations and business initiatives. Access to additional capital is uncertain and not within our control. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following summarizes our cash flows for the three months ended March 31, 2026 and 2025 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$2,989	$(23,070)
Net cash used in investing activities	(2,033)	(2,144)
Net cash provided by (used in) financing activities	(346)	17,830
Net increase (decrease) in cash	610	(7,384)
Cash, beginning of the period	24,345	29,011
Cash, end of the period	$24,955	$21,627

Cash provided by operating activities was $3.0 million for the three months ended March 31, 2026 compared to cash used in operating activities was $23.1 million for the three months ended March 31, 2025. The $26.1 million increase in year-over-year cash provided by operating activities included a $28.5 million increase in cash provided from the changes in operating assets and liabilities and an $8.8 million increase in non-cash cash adjustments, partially offset by a $11.4 million increase in net loss.

Cash used in investing activities reflected net capital expenditures of $2.0 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures in the first three months of 2026 primarily consisted of additional investments made in our manufacturing operations.

Cash used in investing activities was $0.3 million for the three months ended March 31, 2026 compared to cash provided in investing activities of $17.8 million during the three months ended March 31, 2025. Cash used in financing activities for 2026 consist of amendment fess paid in cash to certain lenders for the Third Amendment. Financing activities during the first three months of 2025 included $19.0 million of proceeds from the 2025 Amendment financing offset in part by $1.2 million in payments for debt issuance costs.

Critical Accounting Estimates

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K filed with the SEC on March 31, 2026. There have been no significant changes in our critical accounting policies since the end of fiscal 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of March 31, 2026, we had $132.5 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.3 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 13 — Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Annual Report on Form 10-K filed with the SEC on March 31, 2026 under the heading “Risk Factors.” There have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on March 31, 2026.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
10.1	Third Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2026, by and among the Loan Parties and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).
10.2*+	Amendment to Amended and Restated Employment Agreement dated March 30, 2026, between Purple Innovation, Inc., and Robert DeMartini.
10.3*+	Amendment to Performance Share Unit Agreement dated March 30, 2026, between Purple Innovation, Inc. and Todd E. Vogensen.
10.4*+	Amendment to Restricted Share Unit Agreement dated March 30, 2026, between Purple Innovation, Inc. and Todd E. Vogensen.
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Todd E. Vogensen, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: April 28, 2026	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2026	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)