Form 10-Q
period 2026-06-30
Purple Innovation, Inc.
filed 2026-08-11
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 10, 2026, 4,353,109 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 6,523 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,300	$24,345
Accounts receivable, net	26,229	41,272
Inventories	55,397	59,725
Prepaid expenses	4,131	5,487
Other current assets	5,418	5,891
Total current assets	114,475	136,720
Property and equipment, net	73,763	77,961
Operating lease right-of-use assets	64,424	67,271
Intangible assets, net	5,909	6,346
Other long-term assets	5,925	7,961
Total assets	$264,496	$296,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,186	$40,312
Accrued compensation	3,818	7,673
Customer prepayments	4,035	5,276
Accrued rebates and allowances	11,633	13,416
Accrued warranty liabilities – current portion	8,135	7,141
Operating lease obligations – current portion	16,967	17,366
Related party debt – current portion	127,006	—
Other current liabilities	6,934	10,339
Total current liabilities	219,714	101,523
Related party debt, net of current portion	—	111,305
Accrued warranty liabilities, net of current portion	20,030	19,570
Operating lease obligations, net of current portion	71,209	75,616
Warrant liabilities	15,715	16,150
Other long-term liabilities	1,628	1,764
Total liabilities	328,296	325,928
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 4,353 issued and outstanding at June 30, 2026 and 4,330 issued and outstanding at December 31, 2025	4	4
Class B common stock; $0.0001 par value, 90,000 shares authorized; 7 issued and outstanding at June 30, 2026 and at December 31, 2025	—	—
Additional paid-in capital	595,280	595,589
Accumulated deficit	(659,051)	(625,280)
Total stockholders’ equity (deficit) attributable to Purple Innovation, Inc.	(63,767)	(29,687)
Noncontrolling interest	(33)	18
Total stockholders’ equity (deficit)	(63,800)	(29,669)
Total liabilities and stockholders’ equity (deficit)	$264,496	$296,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$98,270	$105,100	$194,000	$209,271
Cost of revenues:
Cost of revenues	53,857	62,509	109,366	120,101
Cost of revenues - restructuring related charges	—	77	—	995
Total cost of revenues	53,857	62,586	109,366	121,096
Gross profit	44,413	42,514	84,634	88,175
Operating expenses:
Marketing and sales	33,733	35,447	70,316	76,688
General and administrative	12,445	14,991	30,478	29,478
Research and development	2,485	2,178	4,933	4,630
Restructuring, impairment and other related charges	—	4,137	—	6,097
Total operating expenses	48,663	56,753	105,727	116,893
Operating loss	(4,250)	(14,239)	(21,093)	(28,718)
Other income (expense):
Interest expense	(7,812)	(7,457)	(16,031)	(12,221)
Other income, net	1,455	1	2,946	70
Change in fair value – warrant liabilities	7,393	4,378	435	4,427
Total other income (expense), net	1,036	(3,078)	(12,650)	(7,724)
Net loss before income taxes	(3,214)	(17,317)	(33,743)	(36,442)
Income tax expense	(32)	(54)	(79)	(95)
Net loss	(3,246)	(17,371)	(33,822)	(36,537)
Net loss attributable to noncontrolling interest	(16)	(26)	(51)	(55)
Net loss attributable to Purple Innovation, Inc.	$(3,230)	$(17,345)	$(33,771)	$(36,482)

Net loss per share:
Basic	$(0.74)	$(4.01)	$(7.77)	$(8.45)
Diluted	$(0.74)	$(4.01)	$(7.77)	$(8.45)

Weighted average common shares outstanding:
Basic	4,353	4,329	4,344	4,317
Diluted	4,360	4,329	4,351	4,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional		Total Stockholders’ Equity (Deficit) attributable to Purple		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Innovation,	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	(Deficit)
Balance – December 31, 2025	4,330	$4	7	$—	$595,589	$(625,280)	$(29,687)	$18	$(29,669)
Net loss	—	—	—	—	—	(30,541)	(30,541)	(35)	(30,576)
Stock-based compensation	—	—	—	—	156	—	156	—	156
Issuance of stock under equity compensation plans	16	—	—	—	(51)	—	(51)	—	(51)
Balance – March 31, 2026	4,346	$4	7	$—	$595,694	$(655,821)	$(60,123)	$(17)	$(60,140)
Net loss	—	—	—	—	—	(3,230)	(3,230)	(16)	(3,246)
Stock-based compensation	—	—	—	—	(377)	—	(377)	—	(377)
Issuance of stock under equity compensation plans	7	—	—	—	(37)	—	(37)	—	(37)
Balance – June 30, 2026	4,353	$4	7	—	$595,280	$(659,051)	(63,767)	(33)	(63,800)

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance – December 31, 2024	4,302	$4	7	$—	$594,060	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	16	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	4,318	$4	7	$—	$594,339	$(593,003)	$1,340	$(10)	$1,330
Net loss	—	—	—	—	—	(17,345)	(17,345)	(26)	(17,371)
Stock-based compensation	—	—	—	—	477	—	477	—	477
Issuance of stock under equity compensation plans	12	—	—	—	(100)	—	(100)	—	(100)
Accrued Distribution True-up	—	—	—	—	85	—	85	—	85
Impact of transactions affecting NCI	—	—	—	—	(96)	—	(96)	96	—
Balance – June 30, 2025	4,330	$4	7	$—	$594,705	$(610,348)	$(15,639)	$60	$(15,579)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,822)	$(36,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,888	9,881
Non-cash interest	6,797	5,656
Paid-in-kind interest	9,249	6,797
Non-cash restructuring, impairment and other related charges	—	3,816
Loss on disposal of property and equipment	152	224
Change in fair value – warrant liabilities	(435)	(4,427)
Stock-based compensation	(221)	845
Changes in operating assets and liabilities:
Accounts receivable	15,043	11,974
Inventories	4,328	(4,040)
Prepaid expenses and other assets	3,755	2,671
Operating leases, net	(1,960)	(1,018)
Accounts payable	947	(17,111)
Accrued compensation	(3,855)	(2,783)
Customer prepayments	(1,241)	2,079
Accrued rebates and allowances	(1,783)	(2,572)
Accrued warranty liabilities	1,454	514
Other accrued liabilities	(3,660)	(3,031)
Net cash provided by (used in) operating activities	3,636	(27,062)

Cash flows from investing activities:
Sale of property and equipment	—	363
Purchase of property and equipment	(3,557)	(5,222)
Investment in intangible assets	(778)	(285)
Net cash used in investing activities	(4,335)	(5,144)

Cash flows from financing activities:
Proceeds from related party loan	—	39,000
Payments for debt issuance costs	(346)	(1,557)
Net cash (used in) provided by financing activities	(346)	37,443

Net (decrease) increase in cash and cash equivalents	(1,045)	5,237
Cash and cash equivalents, beginning of the period	24,345	29,011
Cash and cash equivalents, end of the period	$23,300	$34,248

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$23	$81
Cash paid during the period for income taxes	$191	$165

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$434	$435
Warrants issued	$—	$17,284
Amendment fee added to principal of loan	$1,286	$1,215

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2026, Purple Inc. held 99.85% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.15% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or other future year.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements.

The Company had cash and cash equivalents of approximately $23.3 million and an accumulated deficit of $659.1 million at June 30, 2026. The Company had a net loss of $33.8 million and net cash provided by operating activities and used in investing activities was $3.6 million and $4.3 million, respectively, for the six months ended June 30, 2026.

The Company has a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund its operations, invest in the business to expand sales and marketing efforts and invest in innovation. Debt service has consisted primarily of re-financing or extending the maturity date of the debt as well as paying-in-kind interest payments. As disclosed in Note 10 - Debt, the Company has elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement and on March 24, 2026, the Company executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. In addition, certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements were waived (see Note 10 – Debt). Management has implemented plans to both increase its revenues from the sales of its products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, the Company cannot guarantee that it will have sufficient cash flow to meet the debt obligations when they become due within the next twelve months. The Company will need to raise additional capital or secure alternative financing arrangements, both of which are uncertain and not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken a number of actions to increase cash flow and support its operations and strategies. In August 2024, the Company implemented the Restructuring Plan (as defined below) to consolidate manufacturing operations resulting in cost savings. The Company has realized and plans to continue to realize direct material cost savings by concentrating efforts on driving gross margin improvement through various methods such as pricing actions, continued mix shift towards the Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. The Company has delivered direct material cost savings from its supplier diversification efforts, improved scrap and yield results from continuous improvements, and outbound freight costs reflect cost improvements along with improved delivery reliability. The Company has been successful in subleasing the two manufacturing facilities that were vacated as part of the Restructuring Plan. The Company has also taken additional cost-saving initiatives in 2025 and the beginning of 2026 to reduce headcount and streamline responsibilities and reporting structure. Further, management’s plans include additional actions intended to improve liquidity and reduce costs, including a planned optimization of advertising spending, pacing the number of new store openings, efforts to mitigate tariff impacts by managing the country of origin, and other cost-saving initiatives. In the latter part of the second quarter of 2026, the Company announced a pricing action to increase the sales price of our various products to offset the impact of materials and logistics inflation related to the rise of fuel prices and to maintain gross margins.

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

Reclassification of Merchant and Financing Fees

In the second quarter of 2026, the Company changed the presentation of costs associated with merchant credit card processing fees and third-party consumer financing fees. These costs were previously presented within cost of revenues and are now presented within marketing and sales. The Company believes this presentation will enhance the comparability of our financial statements with those of our industry peers.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the effect of the reclassification on the Company’s previously issued financial statements. This change in presentation had no impact on previously reported revenues, operating loss, net loss, or earnings per share. Additionally, the reclassifications did not impact the historical balance sheets or statement of cash flows.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Presented	Reclassification	As Reclassified	As Previously Presented	Reclassification	As Reclassified
Cost of revenues	$67,340	$(4,831)	$62,509	$129,547	$(9,446)	$120,101
Total cost of revenues	67,417	(4,831)	62,586	130,542	(9,446)	121,096
Gross profit	37,683	4,831	42,514	78,729	9,446	88,175
Marketing and sales	30,616	4,831	35,447	67,242	9,446	76,688
Total operating expenses	51,922	4,831	56,753	107,447	9,446	116,893

The reclassifications have been reflected in all applicable financial information presented in these financial statements, including the related notes.

Refund of Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 6, 2026, the Company filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that the Company has paid to the United States. In addition, the Company filed for qualifying refunds of tariffs with the CBP. During May and June 2026, the Company received $5.5 million in refunds, including interest, representing all refunds applied for. These refunds related to cost of inventory that was sold in a prior period. Accordingly, the Company recorded $5.3 million of the recovery as a reduction of cost of sales and $0.2 million as interest income in other non-operating income for the three and six months ended June 30, 2026 in the accompanying unaudited condensed consolidated financial statements.

Reverse Stock Split

On July 2, 2026, the Company’s stockholders approved a reverse stock split of its Class A common stock and Class B common stock (collectively, the “common stock”) at a ratio ranging from any whole number between 1-for-10 to 1-for-30, with the exact ratio determined by the Company’s Board of Directors. On July 6, 2026, the Company’s Board of Directors approved a 1-for-25 reverse stock split (“Reverse Stock Split”) of the Company’s common stock that became effective on July 19, 2026. Following the effectiveness of the Reverse Stock Split, every 25 shares of the Company’s common stock that were issued and outstanding, automatically converted into one outstanding share of common stock. All stock awards and warrants of the Company outstanding immediately prior to the Reverse Stock Split were proportionally adjusted. Unless otherwise indicated, all other share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Split as though the Reverse Stock Split has been effected prior to all periods presented.

The Reverse Stock Split did not change the Company’s authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock and, therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Instead, any fractional share that would otherwise result from the Reverse Stock Split were rounded up to the next whole share of common stock. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock award or warrant.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At June 30, 2026, Purple Inc. had a 99.85% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.15% of the economic interest in Purple LLC as of June 30, 2026. For further discussion see Note 15 — Stockholders’ Equity.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-scope Improvements.” The ASU indicates that SEC registrants must continue to follow SEC rules for condensed financial statements. The ASU also compiles a comprehensive list of required interim disclosures for condensed statements from across the Codification. In addition, the ASU reinforces a disclosure principle requiring entities to provide interim disclosures for significant events or transactions that have a material effect since the most recent year-end, such as changes in accounting principles, key estimates, financing arrangements, long-term contracts, or the reporting entity. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim reporting once the ASU is adopted. As part of the ongoing evaluation, following the adoption of the ASU, the Company will ensure that the interim disclosure checklists are up-to-date and accurately reflect the required disclosures as outlined.

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

The following table summarizes the restructuring, impairment and other related charges the Company recognized during the three and six months ended June 30, 2025 in the unaudited condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
		Restructuring,			Restructuring,
		Impairment			Impairment
		and Other			and Other
	Cost of	Related		Cost of	Related
	Revenues	Charges	Total	Revenues	Charges	Total
Cash charges:
Employee-related costs	$—	$183	$183	$—	$354	$354
Other costs	—	625	625	688	1,779	2,467
Total cash charges	—	808	808	688	2,133	2,821
Non-cash charges:
Accelerated depreciation	77	148	225	307	148	455
Write-down of long-lived assets	—	232	232	—	867	867
Impairment of assets	—	2,949	2,949	—	2,949	2,949
Total non-cash charges	77	3,329	3,406	307	3,964	4,271
Total restructuring, impairment and other related charges	$77	$4,137	$4,214	$995	$6,097	$7,092

Accelerated depreciation of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, primarily represents increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets remained in service.

The write down of long-lived assets of $0.2 million and $0.9 million for the three and six months ended June 30, 2025, respectively, represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that were closed.

Impairment of assets included impairment charges of $2.9 million for the three and six months ended June 30, 2025 associated with the closing and subleasing of the Salt Lake City, Utah and Grantsville, Utah manufacturing facilities and related impairment charges associated with certain leasehold improvements of the property.

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

The estimated fair value of the Company’s related party debt is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the various issuances of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. The estimated fair value of the Company’s related party debt was $122.7 million and $90.3 million as of June 30, 2026 and 2025, respectively.

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

The following table summarizes the Company’s total Level 3 liability activity for the six months ended June 30, 2026 (in thousands):

	Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2025	$16,150	$16,150
Change in valuation inputs(1)	(435)	(435)
Fair value as of June 30, 2026	$15,715	$15,715

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

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

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales Category	2026	2025	2026	2025
e-commerce	$42,460	$43,084	$83,056	$88,481
Showrooms	18,393	15,769	37,240	33,755
Wholesale	37,417	46,247	73,704	87,035
Revenues, net	$98,270	$105,100	$194,000	$209,271

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $4.0 million and $5.3 million at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2025.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$18,780	$23,420
Work-in-process	6,689	6,355
Finished goods	29,928	29,950
Inventories	$55,397	$59,725

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Equipment	$87,539	$80,999
Equipment in progress	2,158	7,218
Leasehold improvements	59,428	58,862
Furniture and fixtures	31,391	30,744
Office equipment	1,624	1,624
Total property and equipment	182,140	179,447
Accumulated depreciation	(108,377)	(101,486)
Property and equipment, net	$73,763	$77,961

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at June 30, 2026 or December 31, 2025. Interest capitalized on borrowings during the active construction period of major capital projects was de minimis during the three and six months ended June 30, 2026, respectively, and totaled $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively. Depreciation expense was $3.8 million and $7.6 million during the three and six months ended June 30, 2026, respectively, and was $4.1 million and $8.3 million during the three and six months ended June 30, 2025, respectively. Included in depreciation expense for the three and six months ended June 30, 2025, was $0.1 million and $0.4 million, respectively, related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.6 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$4,552	$4,569	$9,092	$9,349
Variable lease costs	917	1,162	2,043	2,204
Short term lease cost	111	63	221	105
Sublease income	(1,169)	(637)	(2,431)	(932)
Total lease costs	$4,411	$5,157	$8,925	$10,726

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at June 30, 2026 (in thousands):

2026 (excluding the six months ended June 30, 2026)(1)	$8,715
2027	21,495
2028	21,192
2029	18,418
2030	12,626
Thereafter	25,819
Total operating lease payments	108,265
Less – lease payments representing interest	(20,089)
Present value of operating lease payments	$88,176

(1)	Amount consists of $9.3 million of undiscounted cash flows offset by $0.6 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2026.

As of June 30, 2026 and December 31, 2025, the weighted-average remaining term of operating leases was 6.0 years and 6.3 years, respectively, and the weighted-average discount rate of operating leases was 6.94% and 6.79%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in present value of operating lease liabilities (1)	$11,040	$11,041
Right-of-use assets obtained in exchange for operating lease liabilities	2,193	7,305

(1)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued sales returns	$3,289	$4,492
Accrued sales, use and property tax	1,924	2,264
Asset retirement obligation	1,132	1,132
Insurance financing	—	1,676
Other	589	775
Total other current liabilities	$6,934	$10,339

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Related party loan	$137,232	$126,697
Less: unamortized debt issuance costs	(10,226)	(15,392)
Total related party debt	127,006	111,305

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

In connection with the Amended and Restated Credit Agreement, the Company issued 0.8 million warrants (the “2024 Warrants”) to the Lenders (see Note 11 – Warrant Liabilities) and incurred additional fees and expenses of $3.5 million that were recorded as debt issuance costs in the first quarter of 2024 and are being amortized over the life of the loan.

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

In connection with the 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Warrants”) to purchase 0.2 million shares of the Company’s Class A common stock at a price of $37.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Warrants include full-ratchet anti-dilution protections, subject to a floor of $17.45 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

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

In addition, the Company also paid (i) an amendment fee equal to 0.25% of the outstanding principal and accrued and unpaid interest under the Existing Loan held by the 2025 Lenders, paid in kind to the 2025 Lenders, (ii) a work fee equal to 0.1% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, (iii) a waiver fee, to induce the Required Lenders to waive certain preemptive and right of first refusal rights, equal to 0.15% of the outstanding principal and accrued and unpaid interest under the Existing Loan, paid in cash to the Required Lenders, and (iv) a commitment fee equal to $0.2 million, paid in cash to the Required Lenders.

In connection with the Second 2025 Amendment, the Company issued to the 2025 Lenders, warrants (the “2025 Additional Warrants”) to purchase 0.3 million shares of the Company’s Common Stock at a price of $37.50 per share, subject to certain adjustments (see Note 11 – Warrant Liabilities). These 2025 Additional Warrants include full-ratchet anti-dilution protections, subject to a floor of $17.45 with respect to adjustments to the exercise price and expire on March 12, 2035. The 2025 Additional Warrants had a fair value of $5.4 million upon issuance and were recorded as a debt discount upon issuance of the Incremental Loan and is being amortized over the life of the loan.

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

Pursuant to the Third Amendment to the Amended A&R Credit Agreement, the Loan Parties waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. Accordingly, the Company is in compliance as of June 30, 2026, with all covenants under the Amended A&R Credit Agreement.

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

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the three and six months ended June 30, 2026, consisted of paid-in-kind interest of $4.7 million and $9.2 million, respectively, and debt issuance cost amortization of $3.1 million and $6.8 million, respectively. Interest expense under the Related Party Loan for the three and six months ended June 30, 2025, consisted of paid-in-kind interest of $4.0 million and $6.8 million, respectively, and debt issuance cost amortization of $3.5 million and $5.7 million, respectively. The effective interest rate was 14.0% and 14.02% for the three and six months ended June 30, 2026, respectively, and 14.67% and 14.68% for the three and six months ended June 30, 2025, respectively.

11. Warrant Liabilities

On January 23, 2024, in connection with the Amended and Restated Credit Agreement, the Company issued 0.8 million 2024 Warrants to the Lenders, on March 12, 2025, in connection with the 2025 Amendment, the Company issued 0.2 million 2025 Warrants to the 2025 Lenders, on May 2, 2025, in connection with the Second 2025 Amendment, the Company issued 0.3 million 2025 Additional Warrants to the 2025 Lenders, and on May 2, 2025, in connection with the SGI Agreements (as defined below), the Company issued to SGI warrants to purchase 0.3 million shares of the Company’s Common Stock (the “SGI Warrants,” collectively, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $37.50 per share, subject to adjustment. While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.25 per share of Class A common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder, provided that this redemption right is only available if the reported last sale price of the Class A common stock equals or exceeds $600.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. The Warrants will expire on the 10-year anniversary of issuance, or earlier upon redemption. The holders do not have the rights or privileges of holders of Class A common stock or any voting rights until they exercise their Warrants. After the issuance of shares of Class A common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of Class A common stock held on all matters to be voted on by stockholders generally. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Class A common stock outstanding immediately after giving effect to such exercise. The Warrants contain a repurchase provision which, upon an occurrence of a fundamental transaction as defined in the warrant agreement, could give rise to an obligation of the Company to pay cash to the warrant holders. In addition, other provisions may lead to a reduction in the exercise price of the Warrants. The Company determined the fundamental transaction provisions require the Warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. As a result, the liability for these Warrants was recorded at fair value on the date of issuance with the offset included in debt issuance costs. This liability is subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

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

	June 30,	December 31,
	2026	2025
Trading price of common stock on measurement date	$9.00	$17.25
Exercise price	$37.50	$37.50
Risk free interest rate	4.24 – 4.29%	3.95 – 4.03%
Warrant life in years	7.57 – 8.70	8.06 – 9.20
Expected volatility	87.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	20.0%	70.0%
Estimated date of event causing a warrant re-price	June 2027	May 2026

The Warrants had a fair value of $15.7 million as of June 30, 2026. The Company recognized a $7.3 million and a $0.4 million benefit in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2026, respectively related to an increase in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at the end of 2025. The Company recognized a $4.4 million gain in its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 related to a net decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at previous measurement dates.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Asset retirement obligations	$1,192	$1,160
Other	436	604
Total other long-term liabilities	$1,628	$1,764

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty return costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for DTC warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimate warranty claim rate. Estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated claim rate and may be adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $28.2 million and $26.7 million in estimated future warranty costs as of June 30, 2026 and December 31, 2025, respectively.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company. The amount earned will be payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment required it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The bonus award expired on June 30, 2026 with no payout threshold achieved. The Company recorded no compensation expense in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2026 and a de minimis reduction in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2026 and the three and six months ended June 30, 2025 related to this bonus program.

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% was to be paid in August 2025. Certain members of the Company’s senior leadership team agreed to postpone their August 2025 payment until January 2026 for a 15% premium on the amount that was due to be paid in August 2025. The final bonus payment was made in January 2026. Related to this bonus payment, the Company recorded no compensation expense for the three and six months ended June 30, 2026 and a $0.8 million compensation expense for the three and six months ended June 30, 2025 in the unaudited condensed consolidated statement of operations.

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

The Company recorded a de minimis amount of compensation expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025 related to these future award payments.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, Inc. (“Mattress Firm”) , a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the audited consolidated balance sheets. The Company recorded $0.3 million and $0.6 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. The Company recorded $0.2 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines, specifically Purple Royale, that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027. Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to Tempur Sherwood, LLC are evaluated to determine whether they are economically linked to the underlying customer arrangement. The Company has concluded that payments to Tempur Sherwood, LLC are economically linked to the Mattress Firm MRA Amendment and therefore represent consideration payable to a customer. As a result of the Purple Royale launch in 2026, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. The Company recorded $0.5 million and $5.4 million in consideration paid to Tempur Sherwood, LLC as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively.

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 0.3 million shares of the Company’s Class A common stock at a strike price of $37.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $17.45 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $0.6 and $1.3 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. The Company recorded $0.4 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

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

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At June 30, 2026, 4.4 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At June 30, 2026, a de minimis number of shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On June 27, 2024, a de minimis number of shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At June 30, 2026, there were no shares of preferred stock outstanding

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
2024 Warrants	800	800
2025 Warrants	249	249
2025 Additional Warrants	262	262
SGI Warrants	320	320
Total Warrants	1,631	1,631

The following table provides the exercise price and expiration date for each warrant tranche as of June 30, 2026:

	Warrant Share Equivalent (000’s)	Exercise Price(1)	Expiration Date
2024 Warrants	800	$37.50	January 23, 2034
2025 Warrants	249	$37.50	March 12, 2035
2025 Additional Warrants	262	$37.50	March 12, 2035
SGI Warrants	320	$37.50	March 12, 2035

(1)	Subject to adjustment.

While the Warrants are exercisable, the Company may call the Warrants for redemption in whole and not in part at any time at a price of $0.25 per share of common stock issuable upon exercise of the Warrants upon not less than 45 days’ prior written notice of redemption to each holder. This redemption right is only available if the reported last sale price of the Common Stock equals or exceeds $600.00 per share on each of 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the holders. A holder of the Warrants will not have the right to exercise its Warrants, to the extent that after giving effect to such exercise, the holder (together with its affiliates) would beneficially own in excess of 49.9% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At June 30, 2026 and December 31, 2025, the combined NCI percentage in Purple LLC was 0.15% and 0.15%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

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

The Company reported $0.1 million in income tax expense on a pretax loss of $33.7 million for the six months ended June 30, 2026 as compared to $0.1 million in income tax expense on pretax loss of $36.4 million for the six months ended June 30, 2025. This resulted in an effective tax rate of (0.23%) for the six months ended June 30, 2026 as compared to (0.26%) for the six months ended June 30, 2025. The Company’s effective tax rate for the six months ended June 30, 2026 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at June 30, 2026.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of June 30, 2026, the Company had unrecognized tax benefits of $1.1 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(3,230)	$(17,345)	$(33,771)	$(36,482)
Less – net loss attributed to noncontrolling interest	(16)	—	(51)	—
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(3,246)	$(17,345)	$(33,822)	$(36,482)
Denominator:
Weighted average shares—basic	4,353	4,329	4,344	4,317
Add – dilutive effect of Class B common stock	7	—	7	—
Weighted average shares—diluted	4,360	4,329	4,351	4,317
Net loss per common share:
Basic	$(0.74)	$(4.01)	$(7.77)	$(8.45)
Diluted	$(0.74)	$(4.01)	$(7.77)	$(8.45)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	1,631	1,631	1,631	1,631
Restricted stock units	14	128	14	128
Stock options	20	20	20	20
Class B common stock	—	7	—	7

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of June 30, 2026, an aggregate of 0.1 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the six months ended June 30, 2026:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2026	20	$170.50	1.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of June 30, 2026	20	$170.50	0.8	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of Company stock options is amortized over the options vesting period on a straight-line basis. All outstanding stock options were vested as of January 1, 2026 and there was no remaining unrecognized stock compensation cost. There was no stock option expense for the three and six months ended June 30, 2026 and was de minimis for the three and six months ended June 30, 2025.

Employee Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2026:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2026	126	$31.25
Granted	—	—
Vested	(28)	34.75
Forfeited	(84)	32.00
Nonvested restricted stock units as of June 30, 2026	14	$19.50

The Company recorded restricted stock unit expense recapture benefit of $0.4 million and $0.2 million during the three and six months ended June 30, 2026, respectively, and a restricted stock unit expense of $0.4 million and $0.8 million during the three and six months ended June 30, 2025, respectively.

For restricted stock units outstanding as of June 30, 2026, there were $0.2 million of total unrecognized stock compensation costs with a remaining recognition period of 1.1 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$(78)	$100	$(95)	$203
Marketing and sales	7	66	15	(109)
General and administrative	(322)	246	(159)	608
Research and development	16	65	18	143
Total non-cash stock-based compensation	$(377)	$477	$(221)	$845

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.7 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.9 million for the three and six months ended June 30, 2025, respectively.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$98,270	$105,100	$194,000	$209,271
Reductions (additions):
Cost of revenues	53,857	62,509	109,366	120,101
Cost of revenues – restructuring related charges	—	77	—	995
Advertising expense	9,729	7,672	21,070	22,274
Marketing sales expense	9,322	11,312	19,480	23,112
Wholesale marketing and sales expense	3,956	4,980	8,889	9,304
Showrooms marketing and sales expense	10,726	11,483	20,877	21,998
General and administrative expense	12,445	14,991	30,478	29,478
Research and development expense	2,485	2,178	4,933	4,630
Restructuring, impairment and other related charges	—	4,137	—	6,097
Other segment items, net (1)	(1,036)	3,078	12,650	7,724
Income tax expense	32	54	79	95
Net loss attributable to noncontrolling interest	(16)	(26)	(51)	(55)
Net reductions	101,500	122,445	227,771	245,753
Segment net loss	$(3,230)	$(17,345)	$(33,771)	$(36,482)

(1)	Other segment items, net include interest expense, other (income) expense, net, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three and six months ended June 30, 2026 and 2025 sales of other products accounted for less than 3.0% of net revenues.

The Company defines international revenues as sales to customers located outside of the United States. In the three and six months ended June 30, 2026 and 2025 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 52.4% and 19.3% of accounts receivable at June 30, 2026 and 2025, respectively, and approximately 13.8% and 11.1% of net revenue during the three months and six months ended June 30, 2026, respectively and approximately 14.8% and 13.4% of net revenue during the three and six months ended June 30, 2025, respectively.

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

The Company maintains its cash balances in financial institutions based in the United States that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for each financial institution per entity. At times, the Company’s cash balance deposited at financial institutions exceeds the federally insured deposit limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

21. Subsequent Events

Amendment to Mr. DeMartini’s employment agreement

On July 4, 2026, the Board and Robert T. DeMartini, the Company’s Chief Executive Officer entered into an amendment to the amended and restated employment agreement of Mr. DeMartini (the “Amendment”). Under the Amendment, the Company agreed that Mr. DeMartini will be eligible to earn an incremental aggregate cash bonus equal to $1.0 million that will vest 10% on October 31, 2026, 20% on February 28, 2027, and 70% on June 30, 2027, provided he continues to be employed by the Company and subject to certain restrictions in the event his employment is terminated for cause prior to June 30, 2027.

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

Nasdaq Matters

On August 7, 2026, the Company was formally notified by The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has demonstrated compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) and all other applicable criteria for continued listing on The Nasdaq Global Select Market. Accordingly, the previously disclosed listing matter before the Nasdaq Hearing Panel (the “Panel”) has been closed.

The Panel has imposed a Mandatory Panel Monitor for a period of one year, through August 7, 2027. If during the monitoring period, the Company’s closing bid price falls below $1.00 per share for 30 consecutive business days, the Company will not be eligible for a 180-day compliance period otherwise available under the Nasdaq Listing Rules. Rather, Nasdaq would issue a delist determination, which the Company could then appeal by requesting a hearing before the Panel. The Company’s securities may be at that time delisted from Nasdaq.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2026. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview of Our Business

Our mission is to deliver the greatest sleep ever invented.

We began as a digitally native vertical brand founded on comfort product innovation with premium offerings, and have since expanded into brick & mortar stores as a true omni-channel brand. We offer a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and more. Our products are the result of decades of innovation and investment in proprietary and patented comfort technologies and the development of our own manufacturing processes. Our proprietary Hyper-Elastic Polymer gel technology underpins many of our comfort products and provides a range of benefits that differentiate our products from our competitors. Specially engineered to relieve pressure, maintain an ideal body temperature, and provide instantly adaptive support, Purple’s patented technology has been tested rigorously within medical and consumer applications for over 30 years. Originally designed for use in hospital beds and wheelchairs, we adapted this unique pressure-relieving material for our mattresses, pillows and other cushion products.

We market and sell our products via our direct-to-consumer channel, which includes Purple.com (our direct-to-consumer e-commerce), Purple showrooms, our customer contact center and online marketplaces (collectively “DTC”), and our wholesale channel through retail brick-and-mortar and online wholesale partners.

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At June 30, 2026, Purple Inc. had a 99.85% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.15%.

Recent Developments in Our Business

Operational Developments

We continue building on the progress we made in the past year and remain focused on where we believe we can make the most impact. The demand environment remained challenging in the second quarter of 2026, and we made progress in our showroom and E-commerce channels. Our showroom business was up 16.6% compared to last year. This was driven by improving traffic, stronger conversion and strength in our premium products. E-commerce was down slightly by 1.4% compared to last year, but we are moving in the right direction as we have had three consecutive quarters of sequential improvement. We are improving our management of the channel and the work we are doing across marketing and the website experience is contributing to that progress. Our performance in the wholesale channel remained challenged as revenues were down 19.1% compared to last year. This decrease is due to certain payments to customers and a manufacturer under common control with a customer which represent consideration paid to a customer and are recorded as a reduction of revenue. In addition, we experienced lower wholesale sales volumes related to lower industry demand. Operationally, we continue to see the benefits of previous actions taken in areas we can control, reflected in our improved profitability and cash generation, disciplined expense performance and inventory management. We continue to invest in innovation, advertising and consumer experience. Although the demand environment remains uncertain, we believe that we are operating from a stronger foundation. We expect to benefit from continued operational improvements, additional sourcing initiatives and the continued development of our premium product line.

Impact of Revenue Presentation for Certain Product Arrangements

Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to third-party manufacturers, including manufacturers under common control with certain customers, are evaluated to determine whether they are economically linked to an underlying customer arrangement. For certain customer-specific or exclusive product programs where the manufacturer is under common control with the customer, the we have concluded that payments to the manufacturer are economically linked to the customer relationship and therefore represent consideration payable to a customer. As a result, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. We recorded $0.5 million and $5.4 million in consideration paid as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2026, respectively. This presentation results in reported revenue being lower than the gross amount billed to the customer. While the net presentation affects reported revenue, it does not impact gross profit dollars for these arrangements. The distinction reflects the application of GAAP to different fact patterns rather than a difference in the underlying economics of the transactions.

Debt Financings

On March 24, 2026, the Loan Parties entered into the Third Amendment with the Lenders, which revised the maturity date under the Amended A&R Credit Agreement from December 31, 2026, to April 30, 2027 and waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. In connection with the Third Amendment, the Loan Parties agreed to pay to the Lenders an amendment fee in the aggregate amount of $1.6 million, equal to 1.25% pro rata based on each Lender’s outstanding principal amount (the “Amendment Fee”). Of the Amendment Fee, approximately $1.3 million was paid-in-kind by adding such amount to the 2025 Lenders’ outstanding principal amount. The remaining $0.3 million of the Amendment Fee was paid in cash to the other lenders. In connection with the Third Amendment, the Loan Parties also agreed to reimburse the 2025 Lenders for certain expenses in the amount of $0.3 million.

Reclassification of Merchant and Financing Fees

In the second quarter of 2026, we changed the presentation of costs associated with merchant credit card processing fees and third-party consumer financing fees. These costs were previously presented within cost of revenues and are now presented within marketing and sales. We believe this presentation will enhance the comparability of our financial statements with those of our industry peers.

The tables below present the effect of the reclassification on our previously issued financial statements. This change in presentation had no impact on previously reported revenues, operating loss, net loss, or earnings per share. Additionally, the reclassifications did not impact the historical balance sheets or statement of cash flows.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Presented	Reclassification	As Reclassified	As Previously Presented	Reclassification	As Reclassified
Cost of revenues	$60,535	$(5,026)	$55,509	$62,207	$(4,615)	$57,592
Total cost of revenues	60,535	(5,026)	55,509	63,125	(4,615)	58,510
Gross profit	35,195	5,026	40,221	41,046	4,615	45,661
Marketing and sales	31,557	5,026	36,583	36,626	4,615	41,241
Total operating expenses	52,038	5,026	57,064	55,525	4,615	60,140

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Presented	Reclassification	As Reclassified	As Previously Presented	Reclassification	As Reclassified
Cost of revenues	$67,340	$(4,831)	$62,509	$129,547	$(9,446)	$120,101
Total cost of revenues	67,417	(4,831)	62,586	130,542	(9,446)	121,096
Gross profit	37,683	4,831	42,514	78,729	9,446	88,175
Marketing and sales	30,616	4,831	35,447	67,242	9,446	76,688
Total operating expenses	51,922	4,831	56,753	107,447	9,446	116,893

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Presented	Reclassification	As Reclassified	As Previously Presented	Reclassification	As Reclassified
Cost of revenues	$67,915	$(5,642)	$62,273	$197,462	$(15,088)	$182,374
Total cost of revenues	67,915	(5,642)	62,273	198,457	(15,088)	183,369
Gross profit	50,851	5,642	56,493	129,580	15,088	144,668
Marketing and sales	40,120	5,642	45,762	107,362	15,088	122,450
Total operating expenses	62,977	5,642	68,619	170,424	15,088	185,512

	Year Ended December 31, 2025
(In thousands, except per share amounts)	As Previously Presented	Reclassification	As Reclassified
Cost of revenues	$279,171	$(21,618)	$257,553
Total cost of revenues	280,166	(21,618)	258,548
Gross profit	188,559	21,618	210,177
Marketing and sales	147,040	21,618	168,658
Total operating expenses	231,588	21,618	253,206

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

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Tariffs impacted us by approximately $0.9 million and $1.8 million during the three and six months ended June 30, 2026, respectively, due to our mitigation efforts which have reduced the overall impact to our initial expectations. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to partially mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions. On March 6, 2026, we filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of the tariffs imposed under the International Emergency Economic Powers Act that the Company has paid to the United States. During the second quarter of 2026, we received $5.5 million in tariff refunds plus interest (See Note 2 – Summary of Significant Accounting Policies, Refund of Tariffs).

Pricing Actions

In the latter part of the second quarter of 2026, we announced a pricing action to increase the sales price of our products across all products to offset the impact of materials and logistics inflation related to the rise of fuel prices and to maintain gross margins. We expect all price increases will be effective with all customers during the third quarter of 2026.

Reverse Stock Split

On July 2, 2026, our stockholders approved a reverse stock split of our Class A common stock and Class B common stock (collectively, the “common stock”) at a ratio ranging from any whole number between 1-for-10 to 1-for-30, with the exact ratio determined by the Company’s Board of Directors. On July 6, 2026, the Board of Directors approved a 1-for-25 reverse stock split (“Reverse Stock Split”) of the Company’s common stock that became effective on July 19, 2026. Following the effect of the Reverse Stock Split, every 25 shares of the Company’s common stock that were issued and outstanding automatically converted into one outstanding share of common stock. All stock awards and warrants of the Company outstanding immediately prior to the Reverse Stock Split were proportionally adjusted.

The Reverse Stock Split did not change the Company’s authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock and, therefore the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Instead, any fractional share that would otherwise result from the Reverse Stock Split will be rounded up to the next whole share of common stock. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock award or warrant.

Executive Summary – Results of Operations

Net revenues decreased $6.8 million, or 6.5%, to $98.3 million for the three months ended June 30, 2026 compared to $105.1 million for the three months ended June 30, 2025. The decrease in revenue was primarily driven by an $8.8 million or 19.1% decrease in our wholesale revenue due to an increase of $5.3 million in certain payments to customers and a manufacturer under common control with a customer.  These payments represent consideration paid to a customer and are recorded as a reduction of revenue. In addition, we had a $3.5 million decrease in wholesale sales volume related to lower industry demand. E-commerce net revenues also decreased $0.6 million, or 1.4%. While down against the prior year’s period, E-commerce net revenues for the three months ended June 30, 2026 represented the third quarter of sequential improvement. These decreases were partially offset by a $2.6 million or 16.6% increase in showroom net revenues which continues to outperform the mattress industry.

Gross profit increased $1.9 million, or 4.5%, to $44.4 million for the three months ended June 30, 2026 compared to $42.5 million for the three months ended June 30, 2025. Our gross profit increased due to the $5.3 million benefit from tariff refunds, partially offset by lower sales. Our gross profit percentage increased to 45.2% of net revenues in the second quarter of 2026 from 40.5% in the second quarter of 2025 primarily due to the tariff refund.

Operating expenses decreased $8.1 million, or 14.3% to $48.7 million for the three months ended June 30, 2026 compared to $56.8 million for the three months ended June 30, 2025. This decrease was driven by a $4.1 million decrease in restructuring related costs from last year, a $4.0 million decrease in employee related expenses and $2.1 million decrease in professional services and all other operating expenses, partially offset by a $2.1 million increase in advertising spending.

Total other income (expense), net was $1.0 million net other income for the three months ended June 30, 2026, compared to $3.1 million net other expense for the three months ended June 30, 2025. The other income, net for the three months ended June 30, 2026 consists of $7.4 million gain from the change in the fair value of warrants, $1.4 million in other income, partially offset by $7.8 million in interest expense. The other expense, net in the three months ended June 30, 2025 consists of interest expense of $7.5 million, partially offset by $4.4 million in other income due to the gain on the change in the fair value of warrants.

Net loss attributable to Purple Inc. was $3.2 million for the three months ended June 30, 2026 compared to a net loss of $17.3 million for the three months ended June 30, 2025. The $14.1 million decrease in net loss was primarily due to higher margins, reduced operating expenses and the increase in gain from change in fair value of the warrants.

Outlook for Growth

The way we think about the business today is fundamentally different than a year ago. Last year was about reshaping the business for a tougher market – right sizing our cost structure, strengthening the foundation and restoring profitability. Now, we are focused on growth with our strategic focus areas that build on what is already working and how we are running our business. We believe we are well positioned to grow our business given our new grid innovation, evolved messaging strategy, our new cost structure and other cost saving initiatives. Our Path to Premium Sleep strategy remains focused on the following three priorities to drive growth:

●	Knowing Our Consumer. Knowing our consumer continues to shape how we show up across all channels. We remain focused on helping people understand why the Gelflex Grid is different, why it matters to sleep quality and which Purple product is right for them. We have shifted our marketing approach to place greater emphasis on brand building and consumer education outside of key holiday periods, while continuing to use targeting conversion marketing as consumers move closer to purchase. We believe that we have strong consumer awareness and an opportunity to turn that awareness into stronger purchase consideration. That means making the benefits of the GelFlex Grid easier to understand before consumers are ready to buy and making it simpler to choose the right Purple product when they enter the purchase process. This effort applies across the full consumer journey, from our showrooms and website to our wholesale partners, with the same objectives everywhere – to clearly answer, why Purple and which Purple mattress?

●	Delivering Better Sleep. During the second quarter, our premium products continued to perform well, with Rejuvenate remaining the strongest-performing collections, particularly in our showroom channel. Within our showroom business, Rejuvenate 2.0 continues to account for over 50% of total mattress revenue, underscoring the strength of our premium positioning and consumers’ willingness to invest in better sleep products. Beyond mattresses, our pillow business continued to deliver strong results, reinforcing the broader appeal of the Purple brand and providing additional opportunities to introduce new consumers to our GelFlex Grid technology. While the overall mattress category remained under pressure, we continue to believe our premium innovation positions us well for long-term growth. Beyond the product itself, we are continuing to invest in the customer experience across every touchpoint. Our showrooms are the clearest proof point for our product. When consumers experience the GelFlex Grid in person and our teams can explain the difference, we see better conversion and a stronger premium mix. That was evident again in the second quarter, with showroom sales up compared to the prior year. Expanding and strengthening our distribution network remains an important component of our long-term growth strategy. Our owned retail footprint expanded during the quarter with the opening of one new showroom and the relocation of another, both of which are performing well. As we expand our showrooms, we continue to deepen our presence with key wholesale partners. The rollout of Purple Royale at Mattress Firm was completed during the second quarter. Costco continued to perform well during the second quarter and remains one of our strongest wholesale relationships. Volume was well ahead of last year, and we continue to see meaningful opportunity with them. Amazon also had another strong quarter, delivering double-digit growth as we further optimized our product assortment and fulfillment strategy.

●	Executing with Financial Discipline. Over the past year, we have taken meaningful steps to improve the efficiency of our business. Those efforts continue to support improved profitability. During the second quarter of 2026, we delivered higher gross margin and profitability above last year despite lower sales. We took pricing actions in June to help offset commodity and logistics inflation and preserve gross margins. We are making continued progress in our underlying cost structure, particularly across sourcing, operations, and fulfillment, supported by ongoing productivity initiatives and supply chain optimization efforts. Our sourcing teams continue to identify additional opportunities to improve costs through supplier diversification and operational efficiencies.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2026. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended June 30, 2026 and 2025

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2026	% of Net Revenues	2025	% of Net Revenues
Revenues, net	$98,270	100.0%	$105,100	100.0%
Cost of revenues:
Cost of revenues	53,857	54.8	62,509	59.5
Cost of revenues - restructuring related charges	—	—	77	—
Total cost of revenues	53,857	54.8	62,586	59.5
Gross profit	44,413	45.2	42,514	40.5
Operating expenses:
Marketing and sales	33,733	34.3	35,447	33.7
General and administrative	12,445	12.7	14,991	14.3
Research and development	2,485	2.5	2,178	2.1
Restructuring, impairment and other related charges	—	—	4,137	3.9
Total operating expenses	48,663	49.5	56,753	54.0
Operating loss	(4,250)	(4.3)	(14,239)	(13.5)
Other income (expense):
Interest expense	(7,812)	(7.9)	(7,457)	(7.1)
Other income, net	1,455	1.5	1	—
Change in fair value – warrant liabilities	7,393	7.5	4,378	4.2
Total other income (expense), net	1,036	1.1	(3,078)	(2.9)
Net loss before income taxes	(3,214)	(3.3)	(17,317)	(16.5)
Income tax expense	(32)	—	(54)	—
Net loss	(3,246)	(3.3)	(17,371)	(16.5)
Net loss attributable to noncontrolling interest	(16)	—	(26)	—
Net loss attributable to Purple Innovation, Inc.	$(3,230)	(3.3)	$(17,345)	(16.5)

Revenues, Net

Net revenues decreased $6.8 million, or 6.5%, to $98.3 million for the three months ended June 30, 2026 compared to $105.1 million for the three months ended June 30, 2025. The decrease in revenue was primarily driven by an $8.8 million or 19.1% decrease in our wholesale revenue due to an increase of $5.3 million in certain payments to customers and a manufacturer under common control with a customer.  These payments represent consideration paid to a customer and are recorded as a reduction of revenue. In addition, we had a $3.5 million decrease in wholesale sales volume related to lower industry demand. E-commerce net revenues also decreased $0.6 million, or 1.4%. While down against the prior year’s period, E-commerce net revenues for the three months ended June 30, 2026 represented the third quarter of sequential improvement. These decreases were partially offset by a $2.6 million or 16.6% increase in showroom net revenues which continues to outperform the mattress industry.

Total Cost of Revenues

Total cost of revenues decreased $8.7 million, or 14.0%, to $53.9 million for the three months ended June 30, 2026, compared to $62.6 million for the three months ended June 30, 2026. This decrease was due primarily to a $5.3 million benefit from our tariff rebates that we received during the quarter, $2.3 million in lower tariff payments and $1.1 million reduction in other costs. Our gross profit percentage increased to 45.2% of net revenues in the second quarter of 2026 from 40.5% in the second quarter of 2025, due mainly to the tariff refund.

Marketing and Sales

Marketing and sales expense decreased $1.7 million, or 4.8%, to $33.7 million for the three months ended June 30, 2026 compared to $35.4 million for the three months ended June 30, 2025. This decrease primarily consisted of a $2.3 million decrease in various marketing activities and professional services, a $1.2 million decrease in employee-related expenses due to headcount reductions and $0.3 million decrease in all other marketing and sales expenses, partially offset by a $2.1 million increase in advertising spending.

General and Administrative

General and administrative expense decreased $2.5 million, or 17.0%, to $12.4 million for the three months ended June 30, 2026 compared to $15.0 million for the three months ended June 30, 2025. This decrease was due to a $2.7 million decrease in employee related costs due to headcount reductions and $0.5 million reduction in strategic alternative costs, partially offset by a $0.7 million increase in all other general and administrative costs.

Research and Development

Research and development expense increased $0.3 million, or 14.1%, to $2.5 million for the three months ended June 30, 2026 compared to $2.2 million for the three months ended June 30, 2025. The increase is due to an increase in professional service expenses.

Restructuring, Impairment and Other Related Charges

There were no restructuring, impairment and other related charges for the three months ended June 30, 2026 as all restructuring activities were completed in 2025. We incurred $4.1 million of restructuring, impairment and other related charges during the three months ended June 30, 2025.

Operating Loss

Operating loss decreased $9.9 million, or 70.1%, to $4.3 million, for the three months ended June 30, 2026 compared to $14.2 million for the three months ended June 30, 2025. This decrease in our operating loss is the result of a higher gross profit percent, lower operating expenses and no restructuring costs in 2026.

Interest Expense

Interest expense totaled $7.8 million for the three months ended June 30, 2026 compared to $7.5 million for the three months ended June 30, 2025. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months along with additional debt issuance costs to amortize over the life of the loan.

Other Income, Net

Other income was $1.5 million for the three months ended June 30, 2026 compared to a de minimis amount for the three months ended June 30, 2025. This increase was mainly due to $1.2 million received for sublease rent payments on facilities we are no longer using and have subleased to other parties.

Change in Fair Value – Warrant Liabilities

Our warrants contain certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. We incurred a $7.4 million gain on the change in fair value of our warrant liabilities for the three months ended June 30, 2026 related to the decrease in fair value from the previous reporting date, due mainly to the reduction in stock price. For the three months ended June 30, 2025, we recognized a $4.4 million gain related to the decrease in fair value of the warrant liability during that period.

Income Tax (Expense) Benefit

We had a de minimis income tax expense for the three months ended June 30, 2026 and 2025. The income tax expense amounts in both the second quarter of 2026 and 2025 were related to various state taxes.

Noncontrolling Interest

We calculate net loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended June 30, 2026 and 2025.

Operating Results for the Six Months Ended June 30, 2026, and 2025

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2026	% of Net Revenues	2025	% of Net Revenues
Revenues, net	$194,000	100.0%	$209,271	100.0%
Cost of revenues:
Cost of revenues	109,366	56.4	120,101	57.4
Cost of revenues - restructuring related charges	—	—	995	0.5
Total cost of revenues	109,366	56.4	121,096	57.9
Gross profit	84,634	43.6	88,175	42.1
Operating expenses:
Marketing and sales	70,316	36.2	76,688	36.6
General and administrative	30,478	15.7	29,478	14.1
Research and development	4,933	2.5	4,630	2.2
Restructuring, impairment and other related charges	—	—	6,097	2.9
Total operating expenses	105,727	54.5	116,893	55.9
Operating loss	(21,093)	(10.9)	(28,718)	(13.7)
Other income (expense):
Interest expense	(16,031)	(8.3)	(12,221)	(5.8)
Other income, net	2,946	1.5	70	—
Change in fair value – warrant liabilities	435	0.2	4,427	2.1
Total other income (expense), net	(12,650)	(6.5)	(7,724)	(3.7)
Net loss before income taxes	(33,743)	(17.4)	(36,442)	(17.4)
Income tax expense	(79)	—	(95)	—
Net loss	(33,822)	(17.4)	(36,537)	(17.5)
Net loss attributable to noncontrolling interest	(51)	—	(55)	—
Net loss attributable to Purple Innovation, Inc.	$(33,771)	(17.4)	$(36,482)	(17.4)

Revenues, Net

Net revenues decreased $15.3 million, or 7.3%, to $194.0 million for the six months ended June 30, 2026, compared to $209.3 million for the six months ended June 30, 2025. This decrease was primarily driven by a $13.3 million or 15.3% decrease in our wholesale revenue due to an increase of $11.1 million in certain payments to customers and a manufacturer under common control with a customer.  These payments represent consideration paid to a customer and are recorded as a reduction of revenue. In addition, we had a $2.2 million decrease in wholesale sales volume related to lower industry demand. E-commerce net revenues decreased $5.4 million, or 6.1% and showroom net revenues increased $3.5 million, or 10.3%.

Total Cost of Revenues

Total cost of revenues decreased $11.7 million, or 9.7%, to $109.4 million for the six months ended June 30, 2026, compared to $121.1 million for the six months ended June 30, 2025. This decrease was due primarily to a $5.3 million credit for tariff refunds we received in the second quarter, costs of $5.4 million to a manufacturer under common control that were booked against revenues, $3.0 million in lower tariff payments and a $1.0 million reduction in restructuring costs as the plan ended in 2025. These costs were offset by a $3.0 million increase in material and other costs, primarily logistics due to higher fuel costs and reduced driver supply. Our gross profit percentage increased to 43.6% for the first six months in 2026 from 42.1% in the first six months of 2025.

Marketing and Sales

Marketing and sales expense decreased $6.4 million, or 8.3%, to $70.3 million for the six months ended June 30, 2026, compared to $76.7 million for the six months ended June 30, 2025. This decrease is due to a decrease of $2.6 million for payroll related costs, a decrease of $1.2 million in advertising spending, and a decrease of $2.6 million in all other marketing expenses.

General and Administrative

General and administrative expense increased $1.0 million, or 3.4%, to $30.5 million for the six months ended June 30, 2026, compared to $29.5 million for the six months ended June 30, 2025. This increase was primarily due to $3.8 million increase in strategic alternative costs, increase in facilities and other expenses of $1.3 million, partially offset by a $4.1 million decrease in employee related expenses due to headcount reductions.

Research and Development

Research and development expense increased $0.3 million, or 6.5%, to $4.9 million for the six months ended June 30, 2026, compared to $4.6 million for the six months ended June 30, 2025. This increase is due to an increase in professional services during the period.

Restructuring, Impairment and Other Related Charges

There were no restructuring, impairment and other related charges for the six months ended June 30, 2026 as all restructuring activities were completed in 2025. We incurred $6.1 million of restructuring, impairment and other related charges during the six months ended June 30, 2025.

Operating Loss

Operating loss decreased $7.6 million, or 26.5%, to $21.1 million, for the six months ended June 30, 2026, compared to $28.7 million for the six months ended June 30, 2025. This decrease in our operating loss is the result of the reduced marketing and sales expenses and no restructuring and impairment charges in 2026, partially offset by reduced gross profit due to lower revenues and increases in other operating expenses.

Interest Expense

Interest expense totaled $16.0 million for the six months ended June 30, 2026, compared to $12.2 million for the six months ended June 30, 2025. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months.

Change in Fair Value – Warrant Liabilities

Our warrants contain certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. We incurred a $0.4 million gain on the change in the fair value of our warrant liabilities for the six months ended June 30, 2026. For the six months ended June 30, 2025, we recognized a $4.4 million gain related to the decrease in fair value of the warrant liability during that period.

Income Tax (Expense) Benefit

We had a $0.1 million income tax expense for the six months ended June 30, 2026, compared to $0.1 million income tax expense for the six months ended June 30, 2025. The income tax expense amounts in the six months ended June 30, 2026 and 2025 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using the weighted average ownership percentage. Net loss attributed to noncontrolling interests was de minimis for the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Our historical principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs, operating lease payment obligations and investing in innovation. In accordance with the terms of our various loan agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $23.3 million and $(105.2) million, respectively, as of June 30, 2026 compared to $24.3 million and $35.2 million, respectively, as of December 31, 2025. The change in working capital position at June 30, 2026 is due to our debt maturity date now within the next 12 months. We had an accumulated deficit of $659.1 million at June 30, 2026. We incurred a net loss of $33.8 million for the six months ended June 30, 2026, with net cash provided by operating activities of $3.6 million. Cash used for capital expenditures was $3.6 million for the six months ended June 30, 2026. Our capital expenditures in 2026 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details regarding our current debt are described above in Note 10 - Debt.

We have a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund our operations, invest in the business to expand sales and marketing efforts and invest in innovation. Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the consolidated financial statements for the year ended December 31, 2025, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements.

Debt service has consisted primarily of re-financing or extending the maturity date of the debt as well as paying-in-kind interest payments. As disclosed in Note 10 - Debt, the Company has elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement and on March 24, 2026, the Company executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. In addition, certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements were waived (see Note 10 – Debt). Management has implemented plans to both increase its revenues from the sales of its products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, the Company cannot guarantee that it will have sufficient cash flow to meet the debt obligations when they become due within the next twelve months. The Company will need to raise additional capital or secure alternative financing arrangements, both of which are uncertain and not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken a number of actions to increase cash flow and support its operations and strategies. In August 2024, the Company implemented the Restructuring Plan to consolidate manufacturing operations resulting in cost savings. The Company has realized and plans to continue to realize direct material cost savings by concentrating efforts on driving gross margin improvement through various methods such as pricing actions, continued mix shift towards the Restore and Rejuvenate collections, and by driving cost savings through supply chain initiatives and manufacturing efficiency. The Company has delivered direct material cost savings from its supplier diversification efforts, improved scrap and yield results from continuous improvements, and outbound freight costs reflect cost improvements along with improved delivery reliability. The Company has been successful in subleasing the two manufacturing facilities that were vacated as part of the Restructuring Plan. The Company has also taken additional cost-saving initiatives in 2025 and the beginning of 2026 to reduce headcount and streamline responsibilities and reporting structure. Further, management’s plans include additional actions intended to improve liquidity and reduce costs, including a planned optimization of advertising spending, pacing the number of new store openings, efforts to mitigate tariff impacts by managing the country of origin, and other cost-saving initiatives. In the latter part of the second quarter of 2026, the Company announced a pricing action to increase the sales price of our various products to offset the impact of materials and logistics inflation related to the rise of fuel prices and to maintain gross margins. The Company is currently evaluating potential strategic alternatives and opportunities to achieve additional liquidity through one or more future debt refinancings.

Other Contractual Obligations

Other material contractual obligations primarily include operating lease payment obligations. See Note 8 - Leases of the unaudited condensed consolidated financial statements for additional information on leases.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following summarizes our cash flows for the six months ended June 30, 2026 and 2025 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$3,636	$(27,062)
Net cash used in investing activities	(4,335)	(5,144)
Net cash (used in) provided by financing activities	(346)	37,443
Net (decrease) increase in cash	(1,045)	5,237
Cash, beginning of the period	24,345	29,011
Cash, end of the period	$23,300	$34,248

Cash provided by operating activities was $3.6 million for the six months ended June 30, 2026 compared to cash used in operating activities of $27.1 million for the six months ended June 30, 2025. The $30.7 million increase in year-over-year cash provided by operating activities included a $26.4 million increase in cash provided from the changes in operating assets and liabilities, a $2.7 million decrease in net loss and a $1.6 million increase in non-cash cash adjustments.

Cash used in investing activities reflected net capital expenditures of $3.6 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures in 2026 consisted primarily additional investments made in our manufacturing operations and showroom facilities.

Cash used in financing activities was $0.3 million for the six months ended June 30, 2026 compared to cash provided by financing activities of $37.4 million during the six months ended June 30, 2025. Cash used in financing activities for 2026 consist of amendment fess paid in cash to certain lenders for the Third Amendment. Financing activities during the first six months of 2025 included $39.0 million of proceeds from the additional financing in 2025 offset in part by $1.6 million in payments for debt issuance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 bears interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of June 30, 2026, we had $137.2 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.4 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 13 — Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described below and in Part I, Item 1A of the 2025 Annual Report on Form 10-K filed with the SEC on March 31, 2026 under the heading “Risk Factors.”  There have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on March 31, 2026, except as set forth below.

Risks Relating to our Common Stock

Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on Nasdaq, which has listing criteria. We cannot assure that our common stock will continue to be listed on Nasdaq in the future. To continue listing our common stock on Nasdaq, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock, and a $1.00 minimum per share bid price for our common stock. We have in the past experienced, and may experience in the future, noncompliance with Nasdaq’s continued listing requirements. While we are currently in compliance with the continued listing requirements, we cannot guarantee that we will be able to maintain such compliance in the future.

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

ITEM 5. OTHER INFORMATION

Nasdaq Matters

On August 7, 2026, the Company was formally notified by The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has demonstrated compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) and all other applicable criteria for continued listing on The Nasdaq Global Select Market. Accordingly, the previously disclosed listing matter before the Nasdaq Hearing Panel (the “Panel”) has been closed.

The Panel has imposed a Mandatory Panel Monitor for a period of one year, through August 7, 2027. If during the monitoring period, the Company’s closing bid price falls below $1.00 per share for 30 consecutive business days, the Company will not be eligible for a 180-day compliance period otherwise available under the Nasdaq Listing Rules. Rather, Nasdaq would issue a delist determination, which the Company could then appeal by requesting a hearing before the Panel. The Company’s securities may be at that time delisted from Nasdaq.

10b5-1 Trading Plans

During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2024).
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2026).
10.1+	Offer Letter entered into between Purple Innovation, LLC and Robert G. Lucian dated April 24, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026).
10.2+	Amendment to the Amended and Restated Employment Agreement dated July 4, 2026, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Robert G. Lucian, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Robert G. Lucian, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: August 11, 2026	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Robert G. Lucian
Robert G. Lucian
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2026	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)