Form 10-Q
period 2026-09-30
Purple Innovation, Inc.
filed 2026-11-04
CIK 1643953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-37523

PURPLE INNOVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4078206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11506 S. STATE STREET DRAPER, UTAH	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 756-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PRPL	The Nasdaq Stock Market LLC

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

As of November 2, 2026, 4,356,909 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 2,723 shares of the registrant’s Class B common stock, $0.0001 par value per share, were outstanding.

PURPLE INNOVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PURPLE INNOVATION, INC.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except for par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,344	$24,345
Accounts receivable, net	11,550	41,272
Inventories	53,497	59,725
Prepaid expenses	4,715	5,487
Other current assets	4,901	5,891
Total current assets	103,007	136,720
Property and equipment, net	71,599	77,961
Operating lease right-of-use assets	63,651	67,271
Intangible assets, net	5,594	6,346
Other long-term assets	4,426	7,961
Total assets	$248,277	$296,259

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$39,720	$40,312
Accrued compensation	3,491	7,673
Customer prepayments	3,561	5,276
Accrued rebates and allowances	6,145	13,416
Accrued warranty liabilities – current portion	7,957	7,141
Operating lease obligations – current portion	16,075	17,366
Related party debt – current portion	135,083	—
Other current liabilities	8,530	10,339
Total current liabilities	220,562	101,523
Related party debt, net of current portion	—	111,305
Accrued warranty liabilities, net of current portion	18,556	19,570
Operating lease obligations, net of current portion	71,304	75,616
Warrant liabilities	1,400	16,150
Other long-term liabilities	1,626	1,764
Total liabilities	313,448	325,928
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock; $0.0001 par value, 210,000 shares authorized; 4,357 issued and outstanding at September 30, 2026 and 4,330 issued and outstanding at December 31, 2025	—	—
Class B common stock; $0.0001 par value, 90,000 shares authorized; 3 issued and outstanding at September 30, 2026 and 7 issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	595,301	595,593
Accumulated deficit	(660,449)	(625,280)
Total stockholders’ deficit attributable to Purple Innovation, Inc.	(65,148)	(29,687)
Noncontrolling interest	(23)	18
Total stockholders’ deficit	(65,171)	(29,669)
Total liabilities and stockholders’ deficit	$248,277	$296,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$96,506	$118,766	$290,506	$328,037
Cost of revenues:
Cost of revenues	54,582	62,273	163,948	182,374
Cost of revenues - restructuring related charges	—	—	—	995
Total cost of revenues	54,582	62,273	163,948	183,369
Gross profit	41,924	56,493	126,558	144,668
Operating expenses:
Marketing and sales	36,273	45,762	106,589	122,450
General and administrative	11,963	15,200	42,441	44,678
Research and development	2,358	2,367	7,291	6,997
Restructuring, impairment and other related charges	1,101	5,290	1,101	11,387
Total operating expenses	51,695	68,619	157,422	185,512
Operating loss	(9,771)	(12,126)	(30,864)	(40,844)
Other income (expense):
Interest expense	(8,090)	(8,203)	(24,121)	(20,424)
Other income, net	2,202	1,742	5,148	1,812
Change in fair value – warrant liabilities	14,315	6,892	14,750	11,319
Total other income (expense), net	8,427	431	(4,223)	(7,293)
Net loss before income taxes	(1,344)	(11,695)	(35,087)	(48,137)
Income tax expense	(76)	(53)	(155)	(148)
Net loss	(1,420)	(11,748)	(35,242)	(48,285)
Net loss attributable to noncontrolling interest	(22)	(28)	(73)	(83)
Net loss attributable to Purple Innovation, Inc.	$(1,398)	$(11,720)	$(35,169)	$(48,202)

Net loss per share:
Basic	$(0.32)	$(2.71)	$(8.09)	$(11.16)
Diluted	$(0.33)	$(2.71)	$(8.09)	$(11.16)

Weighted average common shares outstanding:
Basic	4,353	4,330	4,347	4,321
Diluted	4,360	4,337	4,354	4,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited – in thousands)

	Class A		Class B		Additional		Total Stockholders’ Deficit attributable to Purple
	Common Stock		Common Stock		Paid-in	Accumulated	Innovation,	Noncontrolling	Total
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	Deficit
Balance – December 31, 2025	4,330	$—	7	$—	$595,593	$(625,280)	$(29,687)	$18	$(29,669)
Net loss	—	—	—	—	—	(30,541)	(30,541)	(35)	(30,576)
Stock-based compensation	—	—	—	—	156	—	156	—	156
Issuance of stock under equity compensation plans	16	—	—	—	(51)	—	(51)	—	(51)
Balance – March 31, 2026	4,346	$—	7	$—	$595,698	$(655,821)	$(60,123)	$(17)	$(60,140)
Net loss	—	—	—	—	—	(3,230)	(3,230)	(16)	(3,246)
Stock-based compensation	—	—	—	—	(377)	—	(377)	—	(377)
Issuance of stock under equity compensation plans	7	—	—	—	(37)	—	(37)	—	(37)
Balance – June 30, 2026	4,353	—	7	—	595,284	$(659,051)	$(63,767)	$(33)	$(63,800)
Net loss	—	—	—	—	—	(1,398)	(1,398)	(22)	(1,420)
Stock-based compensation	—	—	—	—	49	—	49	—	49
Exchange of stock	4	—	(4)	—	—	—	—	—	—
Impact of transactions affecting NCI	—	—	—	—	(32)	—	(32)	32	—
Balance – September 30, 2026	4,357	$—	3	—	$595,301	$(660,449)	$(65,148)	$(23)	$(65,171)

	Class A		Class B		Additional		Total Stockholders’ Equity (Deficit) attributable to Purple		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Innovation,	Noncontrolling	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Inc.	Interest	(Deficit)
Balance – December 31, 2024	107,545	$11	165	$—	$594,053	$(573,866)	$20,198	$11	$20,209
Net loss	—	—	—	—	—	(19,137)	(19,137)	(29)	(19,166)
Stock-based compensation	—	—	—	—	368	—	368	—	368
Issuance of stock under equity compensation plans	410	—	—	—	(81)	—	(81)	—	(81)
Impact of transactions affecting NCI	—	—	—	—	(8)	—	(8)	8	—
Balance – March 31, 2025	107,955	$11	165	$—	$594,332	$(593,003)	$1,340	$(10)	$1,330
Net loss	—	—	—	—	—	(17,345)	(17,345)	(26)	(17,371)
Stock-based compensation	—	—	—	—	477	—	477	—	477
Issuance of stock under equity compensation plans	289	—	—	—	(100)	—	(100)	—	(100)
Accrued Distribution True-up	—	—	—	—	85	—	85	—	85
Impact of transactions affecting NCI	—	—	—	—	(96)	—	(96)	96	—
Balance – June 30, 2025	108,244	$11	165	$—	$594,698	$(610,348)	$(15,639)	$60	$(15,579)
Net loss	—	—	—	—	—	(11,720)	(11,720)	(28)	(11,748)
Stock-based compensation	—	—	—	—	420	—	420	—	420
Exchange of stock	2	—	(2)	—	—	—	—	—	—
Balance – September 30, 2025	108,246	$11	163	$—	$595,118	$(622,068)	$(26,939)	$32	$(26,907)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(35,242)	$(48,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,352	19,659
Non-cash interest	9,892	9,537
Paid-in-kind interest	14,232	11,266
Non-cash restructuring, impairment and other related charges	1,101	3,775
Loss on disposal of property and equipment	154	318
Change in fair value – warrant liabilities	(14,750)	(11,319)
Stock-based compensation	(172)	1,265
Changes in operating assets and liabilities:
Accounts receivable	29,722	7,847
Inventories	6,228	(8,907)
Prepaid expenses and other assets	4,949	755
Operating leases, net	(2,865)	(2,080)
Accounts payable	(514)	(4,464)
Accrued compensation	(4,182)	(1,650)
Customer prepayments	(1,715)	(1,202)
Accrued rebates and allowances	(7,271)	307
Accrued warranty liabilities	(198)	(407)
Other accrued liabilities	(2,083)	(4,445)
Net cash provided by (used in) operating activities	10,638	(28,030)

Cash flows from investing activities:
Sale of property and equipment	—	464
Purchase of property and equipment	(5,217)	(6,076)
Investment in intangible assets	(1,076)	(454)
Net cash used in investing activities	(6,293)	(6,066)

Cash flows from financing activities:
Proceeds from related party loan	—	39,000
Payments for debt issuance costs	(346)	(1,557)
Net cash (used in) provided by financing activities	(346)	37,443

Net increase in cash and cash equivalents	3,999	3,347
Cash and cash equivalents, beginning of the period	24,345	29,011
Cash and cash equivalents, end of the period	$28,344	$32,358

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$30	$116
Cash paid during the period for income taxes	$207	$173

Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$667	$271
Warrants issued	$—	$17,284
Amendment fee added to principal of loan	$1,286	$1,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

The mission of Purple Innovation, Inc. (the “Company” or “Purple Inc.”) is to deliver the greatest sleep ever invented.

The Company, collectively with its subsidiary Purple Innovation, LLC (“Purple LLC”) is an omni-channel business that began as a digitally-native vertical brand founded on comfort product innovation with premium offerings, and has since expanded into brick & mortar stores as a true omni-channel brand. The Company offers a variety of innovative, branded and premium comfort products, including mattresses, pillows, cushions, bases, sheets and other products. The Company markets and sells its products through its direct-to-consumer e-commerce channels, retail brick-and-mortar wholesale partners, Purple showrooms, and third-party online retailers.

The Company was incorporated in Delaware on May 19, 2015, as a special purpose acquisition company under the name of Global Partnership Acquisition Corp (“GPAC”). On February 2, 2018, the Company consummated a transaction structured similarly to a reverse recapitalization (the “Business Combination”) pursuant to which the Company acquired a portion of the equity of Purple LLC. At the closing of the Business Combination (the “Closing”), the Company became the sole managing member of Purple LLC, and GPAC was renamed Purple Innovation, Inc.

As the sole managing member of Purple LLC, Purple Inc. through its officers and directors is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Purple Inc., its controlled subsidiary Purple LLC, and Purple LLC’s wholly owned subsidiary Advanced Comfort Technologies, Inc., dba Intellibed (“Intellibed”). All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2026, Purple Inc. held 99.94% of the common units of Purple LLC and Purple LLC Class B Unit holders held 0.06% of the common units in Purple LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect the financial position, results of operations and cash flows of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or other future year.

PURPLE INNOVATION, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to its ability to continue as a going concern within one year after the date of the issuance of such financial statements.

The Company had cash and cash equivalents of approximately $28.3 million and an accumulated deficit of $660.4 million at September 30, 2026. The Company had a net loss of $35.2 million and net cash provided by operating activities and used in investing activities of $10.6 million and $6.3 million, respectively, for the nine months ended September 30, 2026.

The Company has a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund its operations, invest in the business to expand sales and marketing efforts and invest in innovation. Debt service has consisted primarily of refinancing or extending the maturity date of the debt as well as paying-in-kind interest payments. As disclosed in Note 10 - Debt, the Company has elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement and on March 24, 2026, the Company executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. In addition, certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements were waived (see Note 10 – Debt). Management has implemented plans to both increase its revenues from the sales of its products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, the Company cannot guarantee that it will have sufficient cash flow to meet the debt obligations when they become due within the next twelve months. The Company will need to raise additional capital or secure alternative financing arrangements, both of which are uncertain and not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Refund of Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 6, 2026, the Company filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that the Company has paid to the United States. In addition, the Company filed for qualifying refunds of tariffs with the CBP. During May and June 2026, the Company received $5.5 million in refunds, including interest, representing all refunds applied for. These refunds related to cost of inventory that was sold in a prior period. Accordingly, the Company recorded $5.3 million of the recovery as a reduction of cost of sales and $0.2 million as interest income in other non-operating income for the nine months ended September 30, 2026 in the accompanying unaudited condensed consolidated financial statements.

Reverse Stock Split

On July 2, 2026, the Company’s stockholders approved a reverse stock split of its Class A common stock and Class B common stock (collectively, the “common stock”) at a ratio ranging from any whole number between 1-for-10 to 1-for-30, with the exact ratio determined by the Company’s Board of Directors. On July 6, 2026, the Company’s Board of Directors approved a 1-for-25 reverse stock split (“Reverse Stock Split”) of the Company’s common stock that became effective on July 19, 2026. Following the effectiveness of the Reverse Stock Split, every 25 shares of the Company’s common stock that were issued and outstanding, automatically converted into one outstanding share of common stock. All stock awards and warrants of the Company outstanding immediately prior to the Reverse Stock Split were proportionally adjusted. Unless otherwise indicated, all other share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Split as though the Reverse Stock Split was effected prior to all periods presented.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Variable Interest Entities

Purple LLC is a variable interest entity. The Company determined that it is the primary beneficiary of Purple LLC as it is the sole managing member and has the power to direct the activities most significant to Purple LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2026, Purple Inc. had a 99.94% economic interest in Purple LLC and consolidated 100% of Purple LLC’s assets, liabilities and results of operations in the Company’s unaudited condensed consolidated financial statements contained herein. The holders of Class B Units of Purple LLC (“Class B Units”) held 0.06% of the economic interest in Purple LLC as of September 30, 2026. For further discussion see Note 15 — Stockholders’ Equity.

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

Impairment Charges

The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets and definite-lived intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the long-lived assets and definite-lived intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the impaired assets are reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques.

In September 2026, the Company relocated the Corporate Headquarters to one of its other facilities in Draper, Utah and began efforts to sublease the vacated office building. The Company determined this was a triggering event for potential impairment of one of its long-lived assets and a recoverability test was required. The resultant assessment performed by the Company determined there was an impairment and the Company recorded an impairment loss of $1.1 million for the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company determined there were indicators of impairment and performed recoverability tests on its long-lived and definite-lived intangible assets. The results of these tests indicated there was no impairment and no impairment loss was calculated.

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

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the restructuring, impairment and other related charges the Company recognized during the three and nine months ended September 30, 2025 in the unaudited condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
		Restructuring,			Restructuring,
		Impairment			Impairment
		and Other			and Other
	Cost of	Related		Cost of	Related
	Revenues	Charges	Total	Revenues	Charges	Total
Cash charges:
Employee-related costs	$—	$—	$—	$—	$354	$354
Other costs	—	106	106	688	1,885	2,573
Total cash charges	—	106	106	688	2,239	2,927
Non-cash charges:
Accelerated depreciation	—	5,225	5,225	307	5,373	5,680
Write-down of long-lived assets	—	—	—	—	867	867
Impairment of assets	—	(41)	(41)	—	2,908	2,908
Total non-cash charges	—	5,184	5,184	307	9,148	9,455
Total restructuring, impairment and other related charges	$—	$5,290	$5,290	$995	$11,387	$12,382

Accelerated depreciation of $5.2 million and $5.6 million for the three and nine months ended September 30, 2025, respectively, primarily represents increased depreciation expense associated with shortening the useful lives of the production equipment at the two Utah manufacturing facilities that were closed to reflect the remaining period these assets remained in service.

The write down of long-lived assets of $0.9 million for the nine months ended September 30, 2025, represents the write-down to salvage value of other property and equipment located at the two Utah manufacturing facilities that were closed.

Impairment of assets included impairment charges of $2.9 million for the nine months ended September 30, 2025 associated with the closing and subleasing of the Salt Lake City, Utah and Grantsville, Utah manufacturing facilities and related impairment charges associated with certain leasehold improvements of the property.

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

Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Significant other observable inputs (i.e., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 —	Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

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

The estimated fair value of the Company’s related party debt is based on Level 2 and Level 3 inputs. Level 2 inputs include observable inputs such as market-based expectations for interest rates, credit risk and volatility. The unobservable Level 3 inputs are associated with the required rate of return for the security implied by the various issuances of debt bundled with warrants, which were valued using a Monte Carlo model and the timing and probability of a warrant reprice event, like a strategic alternative transaction. The estimated fair value of the Company’s related party debt was $125.2 million and $113.0 million as of September 30, 2026 and 2025, respectively.

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

The following table summarizes the Company’s total Level 3 liability activity for the nine months ended September 30, 2026 (in thousands):

	Warrants	Total Level 3 Liabilities
Fair value as of December 31, 2025	$16,150	$16,150
Change in valuation inputs(1)	(14,750)	(14,750)
Fair value as of September 30, 2026	$1,400	$1,400

(1)	Changes in valuation inputs are recognized as the change in fair value – warrant liabilities in the unaudited condensed consolidated statement of operations.

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

The following tables present the Company’s revenue disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales Category	2026	2025	2026	2025
e-commerce	$42,423	$45,275	$125,479	$133,756
Showrooms	18,505	21,950	55,745	55,705
Wholesale	35,578	51,541	109,282	138,576
Revenues, net	$96,506	$118,766	$290,506	$328,037

Contract Balances

Payments for the sale of products through the direct-to-consumer e-commerce channel, Purple showrooms and our contact center are collected at point of sale in advance of shipping the products. The amounts received for unshipped products are recorded as customer prepayments. Customer prepayments totaled $3.6 million and $5.3 million at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company recognized all of the revenue that was deferred in customer prepayments at December 31, 2025.

6. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$15,876	$23,420
Work-in-process	6,085	6,355
Finished goods	31,536	29,950
Inventories	$53,497	$59,725

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Equipment	$87,895	$80,999
Equipment in progress	2,345	7,218
Leasehold improvements	60,191	58,862
Furniture and fixtures	31,699	30,744
Office equipment	1,624	1,624
Total property and equipment	183,754	179,447
Accumulated depreciation	(112,155)	(101,486)
Property and equipment, net	$71,599	$77,961

Equipment in progress reflects equipment, primarily related to mattress manufacturing, which is being constructed and was not in service at September 30, 2026 or December 31, 2025. Interest capitalized on borrowings during the active construction period of major capital projects was de minimis during the three and nine months ended September 30, 2026, respectively, and totaled $0.1 million and $0.5 million during the three and nine months ended September 30, 2025, respectively. Depreciation expense was $3.8 million and $11.5 million during the three and nine months ended September 30, 2026, respectively, and was $8.8 million and $17.1 million during the three and nine months ended September 30, 2025, respectively. Included in depreciation expense for the three and nine months ended September 30, 2025, was $5.2 million and $5.6 million, respectively, related to accelerated depreciation associated with the Restructuring Plan. See Note 3— Restructuring and Impairment Charges for further discussion.

8. Leases

The Company leases its manufacturing and distribution facilities, corporate offices, Purple showrooms and certain equipment under non-cancelable operating leases with various expiration dates through 2036. The Company’s office and manufacturing leases provide for initial lease terms up to 16 years, while Purple showrooms have initial lease terms of up to 10 years. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s discretion. Any lease renewal options are included in the lease term if exercise is reasonably certain at lease commencement. The Company also leases vehicles and other equipment under both operating and finance leases with initial lease terms of three to five years. The ROU asset for finance leases totaled $0.6 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively.

The following table presents the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$4,600	$4,543	$13,692	$13,891
Variable lease costs	1,109	1,149	3,151	3,353
Short term lease cost	110	63	331	169
Sublease income	(1,215)	(1,158)	(3,646)	(2,099)
Total lease costs	$4,604	$4,597	$13,528	$15,314

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet at September 30, 2026 (in thousands):

2026 (excluding the nine months ended September 30, 2026)(1)	$2,761
2027	21,419
2028	21,107
2029	18,323
2030	12,529
Thereafter	31,503
Total operating lease payments	107,642
Less – lease payments representing interest	(20,263)
Present value of operating lease payments	$87,379

(1)	Amount consists of $3.4 million of undiscounted cash flows offset by $0.7 million of tenant improvement allowances which are expected to be fully utilized in fiscal 2026.

As of September 30, 2026 and December 31, 2025, the weighted-average remaining term of operating leases was 5.8 years and 6.3 years, respectively, and the weighted-average discount rate of operating leases was 7.13% and 6.79%, respectively.

The following table provides supplemental information related to the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in present value of operating lease liabilities (1)	$16,782	$16,652
Right-of-use assets obtained in exchange for operating lease liabilities	3,488	7,305

(1)	Operating cash flows paid for operating leases are included within the change in operating leases, net within the unaudited condensed consolidated statement of cash flows offset by non-cash ROU asset amortization and lease liability accretion.

9. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued sales returns	$3,204	$4,492
Accrued sales, use and property tax	2,409	2,264
Asset retirement obligation	1,132	1,132
Insurance financing	1,140	1,676
Other	645	775
Total other current liabilities	$8,530	$10,339

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Related party loan	$142,214	$126,697
Less: unamortized debt issuance costs	(7,131)	(15,392)
Total related party debt	135,083	111,305

2024 Credit Agreement

On January 23, 2024, Purple LLC, Purple Inc. and Intellibed (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which amended and restated the then existing term loan agreement (“Term Loan Agreement”), with Coliseum Capital Partners (“CCP”) and other lenders (collectively, the “Lenders”) and Delaware Trust Company, as administrative agent. The Lenders agreed to assume the Loan Parties’ obligations under the Term Loan Agreement and refinance their existing obligations. A term loan in the amount of $61.0 million (the “Related Party Loan”) was funded by the Lenders that repaid in full the $25.0 million of term loans outstanding, repaid in full the $5.0 million of asset based lending loans outstanding, paid fees, premiums and expenses incurred in connection with this transaction, and provided net proceeds to the Company (after payments of outstanding debt, unpaid accrued interest and expenses) equal to approximately $27.0 million. Interest on the Related Party Loan is payable each month and as amended by the Third Amendment to the Amended A&R Credit Agreement (see below) the principal outstanding matures and is due on April 30, 2027. The Company has elected for interest to be capitalized and added to the principal amount of the loan. The Related Party Loan bears interest at a rate equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 0.10%, with a floor of 3.5% per annum, plus (ii) 8.25% per annum (or, if Purple LLC elects to pay interest in kind to reduce it cash obligations, 10.25% per annum). Any prepayments of principal on or after August 7, 2024 but before August 7, 2025 are subject to a prepayment penalty of 1.25%, and any prepayments of principal on or after August 7, 2025 are subject to a prepayment penalty of 2.50%. The Loan Parties may request an additional term loan from the Lenders in an aggregate amount not to exceed $19.0 million on terms requested by them to the extent agreed to by the Lenders at their discretion. The Amended and Restated Credit Agreement also removed restrictions and requirements typically associated with an asset-based loan.

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

Pursuant to the Third Amendment to the Amended A&R Credit Agreement, the Lenders waived certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements. Accordingly, the Company is in compliance as of September 30, 2026, with all covenants under the Amended A&R Credit Agreement.

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

The Company has elected to have interest paid-in-kind and added to the principal amount of the loans. Interest expense under the Related Party Loan, the First Incremental Loan and the Second Incremental Loan for the three and nine months ended September 30, 2026, consisted of paid-in-kind interest of $5.0 million and $14.2 million, respectively, and debt issuance cost amortization of $3.1 million and $10.0 million, respectively. Interest expense under the Related Party Loan for the three and nine months ended September 30, 2025, consisted of paid-in-kind interest of $4.5 million and $11.3 million, respectively, and debt issuance cost amortization of $3.9 million and $9.5 million, respectively. The effective interest rate was 14.04% and 14.02% for the three and nine months ended September 30, 2026, respectively, and 14.68% and 14.68% for the three and nine months ended September 30, 2025, respectively.

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

	September 30,	December 31,
	2026	2025
Trading price of common stock on measurement date	$2.19	$17.25
Exercise price	$37.50	$37.50
Risk free interest rate	5.07 – 5.11%	3.95 – 4.03%
Warrant life in years	7.32 – 8.45	8.06 – 9.20
Expected volatility	91.0%	88.0%
Expected dividend yield	—	—
Probability of an event causing a warrant re-price	50.0%	70.0%
Estimated date of event causing a warrant re-price	April 2027	May 2026

The Warrants had a fair value of $1.4 million as of September 30, 2026. The Company recognized a $14.3 million and a $14.8 million benefit in the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2026, respectively related to a decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at the end of 2025. The Company recognized a $6.9 million and a $11.3 million benefit in its unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 related to a net decrease in the fair value of the Warrants outstanding at the end of the period compared to the fair value of the Warrants at previous measurement dates.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Asset retirement obligations	$1,208	$1,160
Other	418	604
Total other long-term liabilities	$1,626	$1,764

13. Commitments and Contingencies

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty return costs associated with products sold through DTC channels are expensed at the time of sale and included in cost of revenues. The estimated warranty return costs associated with products sold through the wholesale channel are recorded at the time of sale and included as an offset to net revenues. Estimates for DTC warranty costs are based primarily on historical warranty claims, estimated warranty costs and the estimate warranty claim rate. Estimates for wholesale warranty costs are based primarily on the historical warranty claim amounts and the estimated claim rate and may be adjusted for any current or expected trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.  The Company classifies estimated warranty costs expected to be paid beyond a year as a long-term liability. The Company has accrued $26.5 million and $26.7 million in estimated future warranty costs as of September 30, 2026 and December 31, 2025, respectively.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Chief Executive Officer Cash Bonus Award

On January 26, 2024, the Company’s board of directors (the “Board”) approved an amendment to the Chief Executive Officer’s employment agreement. Under the amendment, the Company agreed that, among other things, the Chief Executive Officer will be eligible to earn a cash payment of up to $5.0 million, less tax and other required withholdings, based on the volume weighted average price per share of the Company’s Class A common stock on NASDAQ during the period from March 16, 2026 through June 30, 2026 subject to his continued employment with the Company and payable in quarterly installments commencing with the first payroll period following June 30, 2026. The Company determined the provisions surrounding the future bonus payment required it to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. The bonus award expired on June 30, 2026 with no payout threshold achieved. The Company recorded a de minimis reduction of expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 related to this bonus program.

On July 4, 2026, the Board and Robert T. DeMartini, the Company’s Chief Executive Officer entered into an amendment to the amended and restated employment agreement of Mr. DeMartini (the “Amendment”). Under the Amendment, the Company agreed that Mr. DeMartini will be eligible to earn an incremental aggregate cash bonus equal to $1.0 million that will vest 10% on October 31, 2026, 20% on February 28, 2027, and 70% on June 30, 2027, provided he continues to be employed by the Company and subject to certain restrictions in the event his employment is terminated for cause prior to June 30, 2027. The Company recorded $0.3 million in compensation expense in the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2026.

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

Senior Leadership Team Special Recognition Bonus

On January 26, 2024, the Board unanimously approved a special recognition bonus payment to certain members of the Company’s senior leadership team. The bonus was awarded to incentivize retention and continued engagement with the Company during these challenging times in the bedding industry. Each participant is eligible to earn a special recognition bonus payment equal to 15 months of their regular salary. The special recognition bonus payment is paid as follows, subject to the employee’s continued employment with the Company: 10% was paid in August 2024, 20% was paid in February 2025, and the remaining 70% was to be paid in August 2025. Certain members of the Company’s senior leadership team agreed to postpone their August 2025 payment until January 2026 for a 15% premium on the amount that was due to be paid in August 2025. The final bonus payment was made in January 2026. Related to this bonus payment, the Company recorded no compensation expense in 2026 and a $0.4 and $1.3 million compensation expense for the three and nine months ended September 30, 2025 in the unaudited condensed consolidated statement of operations.

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

The Company recorded a de minimis amount of compensation expense in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025 related to these future award payments.

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

SGI Commercial Arrangements

On May 2, 2025, the Company entered into a Second Amendment to Master Retailer Agreement (the “MRA Amendment”) with Mattress Firm, Inc. (“Mattress Firm”), a business unit of SGI, which provides that SGI, through its Mattress Firm stores, will expand its inventory of the Company’s products across its national store network from approximately 5,000 mattress slots to a minimum of 12,000 mattress slots. The agreement includes a $3.5 million fee to be paid by the Company to reimburse Mattress Firm for certain costs in transitioning to the product placement required by the agreement. The fee is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers as consideration payable to a customer as a reduction of revenue over the life of the contract and is included in accrued rebates and allowances on the audited consolidated balance sheets. The Company recorded $0.3 million and $1.0 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively. The Company recorded $0.3 million and $0.5 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

Also on May 2, 2025, the Company entered into an Amended and Restated Master Vendor Supply and Services Agreement (the “Sherwood Agreement” and together with the MRA Amendment the “SGI Agreements”) with Tempur Sherwood, LLC, a subsidiary of Tempur Sealy. The Sherwood Agreement provides that Tempur Sherwood, LLC will have the exclusive right to assemble certain product lines, specifically Purple Royale, that the Company sells to Mattress Firm. The SGI Agreements expire on December 31, 2027. Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to Tempur Sherwood, LLC are evaluated to determine whether they are economically linked to the underlying customer arrangement. The Company has concluded that certain payments to Tempur Sherwood, LLC are economically linked to the Mattress Firm MRA Amendment and therefore represent consideration payable to a customer. As a result of the Purple Royale launch in 2026, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. The Company recorded $1.8 million and $7.2 million in consideration paid to Tempur Sherwood, LLC as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the SGI Agreements, the Company issued to SGI the SGI Warrants to purchase 0.3 million shares of the Company’s Class A common stock at a strike price of $37.50 per share. The SGI Warrants include full-ratchet anti-dilution protections, subject to a floor of $17.45 with respect to adjustments to the exercise price and expire on March 12, 2035. The Company determined the warrants are required to be accounted for as a liability at the fair value of $6.5 million on the date of the transaction (see Note 11 – Warrant Liabilities). The fair value of the warrants on the date of the transaction is accounted for under the provisions of ASC 606—Revenue from Contracts with Customers and deemed to be consideration payable to a customer as a reduction of revenue over the life of the contract. The Company recorded $0.6 and $1.8 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026. The Company recorded $0.6 million and $1.0 million as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

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

Legal Proceedings

On December 16, 2022, Purple’s founders filed a complaint against Purple Inc. in the Fourth Judicial District Court in the State of Utah. In that suit, the plaintiffs alleged that they each entered into employment agreements with Purple LLC in February 2018. The plaintiffs contended that certain corporate transactions reduced their “ownership interest and voting power in Purple” and that, as a result, they should have continued to be paid a salary when they retired from Purple LLC. The plaintiffs calculated that they were each owed “no less than $500,000” in unpaid salary. In October 2023, the Court granted Purple Inc.’s motion and ordered that the claims brought by the plaintiffs be dismissed in full, with prejudice. The Court entered a final judgment dismissing the case in January 2024. The plaintiffs appealed. After oral arguments, on April 3, 2025, the Utah Court of Appeals ordered the case return to the District Court for further fact finding. The Utah Supreme Court declined to hear the case, sending back for further action at the trial court that we expect will continue into 2027. The Company maintains insurance to cover the costs of defending against claims of this nature and intends to continue to vigorously defend against these claims in the course of the plaintiffs’ appeal.

On April 3, 2023, Purple’s founders filed a complaint against Purple LLC in the Delaware Court of Chancery. The complaint alleges that Purple LLC breached the limited liability company agreement of Purple LLC by failing to pay the full amount of tax distributions owed under the agreement. The plaintiffs seek damages of approximately $3.0 million in allegedly unpaid tax distributions as well as legal fees and expenses incurred in connection with the litigation. On June 13, 2023, Purple LLC filed an answer to the complaint denying the plaintiffs’ allegations, setting forth its affirmative defenses, and requesting dismissal of all claims and entry of judgment in Purple LLC’s favor. Discovery and motion practice are ongoing and are expected to continue into 2027. The outcome of the litigation cannot be predicted at this stage in the proceedings. Purple LLC denies all allegations and intends to vigorously defend against these claims.

On April 16, 2024, Purple’s founders, in their capacity as a former landlord of Purple LLC, brought a lawsuit against Purple LLC, as lessee, for amounts allegedly owed under a real estate lease which the parties terminated effective September 30, 2023. In the suit, the plaintiffs allege approximately $2.5 million in damages, based primarily on a dispute regarding whether Purple LLC left the premises in the condition required by the lease. The plaintiffs further claim approximately $0.8 million in holdover rent, as well as unspecified amounts in interest, late fees, liquidated damages, attorney fees and costs. Discovery and motion practice are ongoing and are expected to continue into 2027. The court has not yet set a date for trial. Purple LLC denies all allegations and intends to vigorously defend against these claims.

On July 24, 2024, a former part-time employee filed a class action lawsuit against Purple LLC in California Superior Court in the County of Alameda alleging failure to pay all wages, failure to pay overtime pay rate, failure to provide all meal periods, and other employment-related causes of action. The suit seeks damages, interest, attorneys’ fees, costs and other relief on behalf of all non-exempt California employees of Purple LLC during the applicable statutory periods. On September 30, 2024, the plaintiffs filed an amended complaint adding a claim for penalties under California’s Private Attorneys General Act. Purple LLC and the plaintiffs mediated the claims on May 8, 2025, which resulted in the parties agreeing to a settlement. The settlement agreement has been signed by the parties and the parties are currently waiting for the California Superior Court to approve the settlement.

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

15. Stockholders’ Equity

Class A Common Stock

The Company has 210.0 million shares of Class A common stock authorized. Holders of the Company’s Class A common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders. Holders of Class A common stock and holders of Class B common stock voting together as a single class have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. At September 30, 2026, 4.4 million shares of Class A common stock were outstanding.

Class B Common Stock

The Company has 90.0 million shares of Class B common stock authorized. Holders of the Company’s Class B common stock will vote together as a single class with holders of the Company’s Class A common stock on all matters properly submitted to a vote of the stockholders. Shares of Class B common stock may be issued only to InnoHold, their respective successors and assigns, as well as any permitted transferees of InnoHold. A holder may transfer their shares of Class B common stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Class B Units to such transferee. The Class B common stock is not entitled to receive dividends, if declared by the Board, or to receive any portion of any such assets in respect of their shares upon liquidation, dissolution, distribution of assets or winding-up of the Company in excess of the par value of such stock. At September 30, 2026, a de minimis number of shares of Class B common stock were outstanding.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized. The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of shares of the preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series and to fix the voting rights, designations and other special rights or restrictions. On June 27, 2024, a de minimis number of shares of the Company’s authorized shares of preferred stock were designated as Series C Junior Participating Preferred Stock, par value $0.0001 per share (“Series C Preferred Shares”). In conjunction with the termination of the NOL Rights Plan, the Company filed a Certificate of Elimination eliminating the Series C Junior Participating Preferred Stock, effective May 7, 2025. At September 30, 2026, there were no shares of preferred stock outstanding.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warrants

The Company issued warrants in connection with various financing transactions and agreements. The Company had the following warrants outstanding at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
2024 Warrants	800	800
2025 Warrants	249	249
2025 Additional Warrants	262	262
SGI Warrants	320	320
Total Warrants	1,631	1,631

The following table provides the exercise price and expiration date for each warrant tranche as of September 30, 2026:

	Warrant Share Equivalent (000’s)	Exercise Price(1)	Expiration Date
2024 Warrants	800	$37.50	January 23, 2034
2025 Warrants	249	$37.50	March 12, 2035
2025 Additional Warrants	262	$37.50	March 12, 2035
SGI Warrants	320	$37.50	March 12, 2035

(1)	Subject to adjustment.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the membership interest in Purple LLC held by holders other than the Company. At September 30, 2026 and December 31, 2025, the combined NCI percentage in Purple LLC was 0.06% and 0.15%, respectively. The Company has consolidated the financial position and results of operations of Purple LLC and reflected the proportionate interest held by all such Purple LLC Class B Unit holders as NCI.

16. Income Taxes

The Company’s sole material asset is Purple LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Purple LLC’s net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While the Company consolidates Purple LLC for financial reporting purposes, the Company will be taxed on its share of earnings of Purple LLC not attributed to the noncontrolling interest holders, who will continue to bear their share of income tax on its allocable earnings of Purple LLC. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP.

The Company reported $0.2 million in income tax expense on a pretax loss of $35.1 million for the nine months ended September 30, 2026 as compared to $0.1 million in income tax expense on pretax loss of $48.1 million for the nine months ended September 30,2025. This resulted in an effective tax rate of (0.44%) for the nine months ended September 30, 2026 as compared to (0.31%) for the nine months ended September 30, 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 differs from the statutory federal rate of 21% primarily due to the impact of the full valuation allowance recorded against the Company’s deferred tax assets at September 30, 2026.

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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. As of September 30, 2026, the Company had unrecognized tax benefits of $1.1 million.

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Purple Innovation, Inc. – basic	$(1,398)	$(11,720)	$(35,169)	$(48,202)
Less – net loss attributed to noncontrolling interest	(22)	(28)	(73)	(83)
Net income (loss) attributable to Purple Innovation, Inc. – diluted	$(1,420)	$(11,748)	$(35,242)	$(48,285)
Denominator:
Weighted average shares—basic	4,353	4,330	4,347	4,321
Add – dilutive effect of Class B common stock	7	7	7	7
Weighted average shares—diluted	4,360	4,337	4,354	4,328
Net loss per common share:
Basic	$(0.32)	$(2.71)	$(8.09)	$(11.16)
Diluted	$(0.33)	$(2.71)	$(8.09)	$(11.16)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	1,631	1,631	1,631	1,631
Restricted stock units	14	126	14	127
Stock options	20	20	20	20

18. Equity Compensation Plans

2017 Equity Incentive Plan

The Purple Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock units and other stock-based awards. Directors, officers and other employees, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2017 Plan. As of September 30, 2026, an aggregate of 0.1 million shares remain available for issuance or use under the 2017 Plan.

Employee Stock Options

The following table summarizes the Company’s total stock option activity for the nine months ended September 30, 2026:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Options outstanding as of January 1, 2026	20	$170.50	1.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of September 30, 2026	20	$170.50	0.6	$—

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of Company stock options is amortized over the options’ vesting period on a straight-line basis. All outstanding stock options were vested as of January 1, 2026 and there was no remaining unrecognized stock compensation cost. There was no stock option expense for the three and nine months ended September 30, 2026 and was de minimis for the three and nine months ended September 30, 2025.

Employee Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2026:

	Number Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units as of January 1, 2026	126	$31.25
Granted	—	—
Vested	(28)	34.84
Forfeited	(84)	31.99
Nonvested restricted stock units as of September 30, 2026	14	$19.39

The Company recorded a de minimis restricted stock unit expense during the three months ended September 30, 2026 and a restricted stock unit recapture benefit of $0.2 million during the nine months ended September 30, 2026,.and the Company recorded a restricted stock unit expense of $0.4 million and $1.3 million during the three and nine months ended September 30, 2025, respectively.

For restricted stock units outstanding as of September 30, 2026, there were $0.1 million of total unrecognized stock compensation costs with a remaining recognition period of 0.9 years.

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

The following table summarizes the aggregate non-cash stock-based compensation recognized in the statement of operations for stock awards, employee stock options and employee restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$3	$77	$(92)	$279
Marketing and sales	7	65	22	(44)
General and administrative	23	225	(136)	834
Research and development	16	53	34	196
Total non-cash stock-based compensation	$49	$420	$(172)	$1,265

19. Employee Retirement Plan

In July 2018, the Company established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All eligible employees over the age of 18 and with 4 months’ service are eligible to participate in the plan. The plan provides for the Company to match employee contributions up to 5% of eligible earnings. Company contributions immediately vest. The Company’s matching contribution expense was $0.7 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

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

The CODM uses consolidated net loss to evaluate earnings generated from segment assets (return on assets) in deciding whether to reinvest profits into its single reportable segment or into other parts of the entity, such as for acquisitions. Consolidated net loss is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the segment’s performance and in establishing management’s compensation.

The following table summarizes segment revenue, significant segment expenses, other segment items and segment profit or loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$96,506	$118,766	$290,506	$328,037
Reductions (additions):
Cost of revenues	54,582	62,273	163,948	182,374
Cost of revenues – restructuring related charges	—	—	—	995
Advertising expense	13,181	16,904	34,252	39,178
Marketing and sales expense	9,579	12,731	29,059	35,845
Wholesale marketing and sales expense	3,376	5,484	12,265	14,787
Showrooms marketing and sales expense	10,137	10,643	31,013	32,640
General and administrative expense	11,963	15,200	42,441	44,678
Research and development expense	2,358	2,367	7,291	6,997
Restructuring, impairment and other related charges	1,101	5,290	1,101	11,387
Other segment items, net (1)	(8,427)	(431)	4,223	7,293
Income tax expense	76	53	155	148
Net loss attributable to noncontrolling interest	(22)	(28)	(73)	(83)
Net reductions	97,904	130,486	325,675	376,239
Segment net loss	$(1,398)	$(11,720)	$(35,169)	$(48,202)

(1)	Other segment items, net include interest expense, other (income) expense, net, and change in fair value of warrant liabilities.

The Company classifies products into two major categories: sleep products and other. Sleep products include mattresses, platforms, adjustable bases, mattress protectors, pillows and sheets. Other products include cushions and various other products. In the three and nine months ended September 30, 2026 and 2025 sales of other products accounted for less than 3.0% of net revenues.

PURPLE INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company defines international revenues as sales to customers located outside of the United States. In the three and nine months ended September 30, 2026 and 2025 international customers accounted for less than 1.0% of net revenues.

The Company had one individual customer that accounted for approximately 28.6% and 39.0% of accounts receivable at September 30, 2026 and December 31, 2025, respectively, and approximately 12.5% and 11.6% of net revenue during the three months and nine months ended September 30, 2026, respectively and approximately 17.3% and 14.8% of net revenue during the three and nine months ended September 30, 2025, respectively.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words.

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

We caution and advise readers that these statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those included in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and investors are cautioned not to place undue reliance on any such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

We own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and the formulations for such products. Solely for convenience, some of the trademarks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks and trade names.

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

Organization

Our business consists of Purple Inc. and its consolidated subsidiary, Purple LLC. As the sole managing member of Purple LLC, Purple Inc., through its officers and directors, is responsible for all operational and administrative decision making and control of the day-to-day business affairs of Purple LLC without the approval of any other member. At September 30, 2026, Purple Inc. had a 99.94% economic ownership interest in Purple LLC while Class B unit holders had the remaining 0.06%.

Recent Developments in Our Business

Operational Developments

We continue building on the progress we made in the past year and remain focused on where we believe we can make the most impact. The demand environment remained challenging in the third quarter of 2026 as overall revenue was down 18.7% across all channels. E-commerce revenues were down 6.3%, showroom revenues were down 15.7% and wholesale revenues were down 31.0% compared to the third quarter of 2025. Industry trends remain under pressure as higher interest rates and financing costs, along with increasing costs continue to weigh on housing and mattress demand. DTC performance early in the quarter was weak as the price increases we implemented in June had a greater impact on demand than anticipated. However, business improved in the second half of the quarter with better performance during the holiday promotional period. Wholesale revenues were down mainly due to the performance of our regional and independent partners, and an increase in reductions of revenue due to certain payments to customers and a manufacturer under common control with a customer. Operationally, we continue to see the benefits of previous actions taken in areas we can control and we believe that we are operating from a stronger foundation than a year ago. We continue to invest in innovation with new mattresses expecting to roll out over the next two quarters across our Essentials and Hybrid collections.

Impact of Revenue Presentation for Certain Product Arrangements

Revenue for certain product arrangements is presented differently depending on the nature of the underlying manufacturing relationships and the application of ASC 606—Revenue from Contracts with Customers. Under the guidance, payments to third-party manufacturers, including manufacturers under common control with certain customers, are evaluated to determine whether they are economically linked to an underlying customer arrangement. For certain customer-specific or exclusive product programs where the manufacturer is under common control with the customer, we have concluded that payments to the manufacturer are economically linked to the customer relationship and therefore represent consideration payable to a customer. As a result, these payments are recorded as a reduction of revenue, and revenue is presented on a net basis. We recorded $1.7 million and $7.2 million in consideration paid as a reduction of revenue in the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2026, respectively. This presentation results in reported revenue being lower than the gross amount billed to the customer. While the net presentation affects reported revenue, it does not impact gross profit dollars for these arrangements. The distinction reflects the application of GAAP to different fact patterns rather than a difference in the underlying economics of the transactions.

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

Impact of United States Tariff Policy

We continue to actively manage the impact of recent United States tariff policies. Importantly, all of our mattresses are manufactured in the United States, and about 15% of our cost of goods is tied to products sourced from overseas. This limited exposure is primarily concentrated in the textile side of the business, which includes sheets and mattress covers, but also includes the import of bases and foundations. Tariffs impacted us by approximately $0.1 million and $1.9 million during the three and nine months ended September 30, 2026, respectively, due to our mitigation efforts which have reduced the overall impact to our initial expectations. The tariff landscape remains fluid, and we are actively evaluating sourcing alternatives and pricing strategies on a case-by-case basis. We believe that our vertically integrated model and strong vendor relationships give us the flexibility to remain agile and responsive to changes in tariff policies, and we believe that we will be able to partially mitigate these impacts through a combination of supply chain repositioning, vendor collaborations, and selective pricing actions. On March 6, 2026, we filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of the tariffs imposed under the International Emergency Economic Powers Act that the Company has paid to the United States. During the second quarter of 2026, we received $5.5 million in tariff refunds plus interest (See Note 2 – Summary of Significant Accounting Policies, Refund of Tariffs).

Pricing Actions

In the latter part of the second quarter of 2026, we announced a pricing action to increase the sales price of our products across all mattress and pillow products to offset the impact of materials and logistics inflation related to the rise of fuel prices and to maintain gross margins. All price increases were in effect with all customers by the end of the third quarter of 2026.

Reverse Stock Split

On July 2, 2026, our stockholders approved a reverse stock split of our Class A common stock and Class B common stock (collectively, the “common stock”) at a ratio ranging from any whole number between 1-for-10 to 1-for-30, with the exact ratio determined by the Board of Directors. On July 6, 2026, the Board of Directors approved a 1-for-25 reverse stock split (“Reverse Stock Split”) of our common stock that became effective on July 19, 2026. Following the effect of the Reverse Stock Split, every 25 shares of our common stock that were issued and outstanding automatically converted into one outstanding share of common stock. All stock awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionally adjusted.

The Reverse Stock Split did not change our authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock and, therefore we reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Instead, any fractional share that would otherwise result from the Reverse Stock Split will be rounded up to the next whole share of common stock. Proportionate adjustments were made to the number of shares authorized under our equity incentive plans, the number of shares subject to any award or purchase right under our equity incentive plans, and the exercise price or purchase price with respect to any stock award or warrant.

Impairment Charges

In September 2026, we relocated our corporate headquarters to one of our other facilities in Draper, Utah and began efforts to sublease the vacated office building. We determined this was a triggering event for potential impairment of one of our long-lived assets and a recoverability test was required. We performed the recoverability test by comparing the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges). When the estimated undiscounted cash flows are less than the carrying value of the assets, we calculate an impairment loss. The impairment loss calculation compared the carrying value of its assets to the estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. The resultant assessment we performed determined there was an impairment and we recorded an impairment loss of $1.1 million for the three and nine months ended September 30, 2026. When we recognize an impairment loss, the carrying amount of the impaired asset is reduced to estimated fair value.

Nasdaq Matters

On August 7, 2026, we were formally notified by The Nasdaq Stock Market LLC that we had demonstrated compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) and all other applicable criteria for continued listing on The Nasdaq Global Select Market. Accordingly, the previously disclosed listing matter before the Nasdaq Hearings Panel (the “Panel”) has been closed. The Panel has imposed a Mandatory Panel Monitor for a period of one year, through August 7, 2027. If during the monitoring period, our closing bid price falls below $1.00 per share for 30 consecutive business days, we will not be eligible for a 180-day compliance period otherwise available under the Nasdaq Listing Rules. Rather, Nasdaq would issue a delist determination, which we could then appeal by requesting a hearing before the Panel. Our securities may be at that time delisted from Nasdaq.

On September 30, 2026, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that for the last 30 consecutive business days, our Market Value of Publicly Held Shares (“MVPHS”) was below the minimum of $15 million required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rules 5450(b)(2)(C) and 5450(b)(3)(C) (the “MVPHS Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of our Class A common stock on The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we are given 180 calendar days from the date of the notification (the “Compliance Period”), or until March 29, 2027 (the “Compliance Date”), to regain compliance with respect to the MVPHS Requirement. To regain compliance with the MVPHS Requirement, our MVPHS must close at $15 million or more for a minimum of ten consecutive business days during the Compliance Period. If we do not regain compliance by the Compliance Date, Nasdaq will notify us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel. However, there can be no assurance that, if the Staff issues a delisting determination and we appeal the delisting determination, such appeal would be successful. Alternatively, we may consider applying for transfer to the Nasdaq Capital Market, provided we meet all the continued listing requirements of the Nasdaq Capital Market.

Executive Summary – Results of Operations

Net revenues decreased $22.3 million, or 18.7%, to $96.5 million for the three months ended September 30, 2026 compared to $118.8 million for the three months ended September 30, 2025. The decrease in revenue was driven by a $16.0 million or 31.0% decrease in our wholesale revenue, a $3.4 million or 15.7% decrease in showroom net revenues and a $2.9 million or 6.3% decrease in E-commerce net revenues. Wholesale revenues were down mainly due to lower industry demand and the performance of our regional and independent partners, and an increase in reductions of revenue due to certain payments to customers and a manufacturer under common control with a customer. The other decreases were due mainly to weak DTC performance early in the quarter as the price increases we implemented in June had a greater impact on demand than anticipated. However, business improved in the second half of the quarter with better performance during the holiday promotional period.

Gross profit decreased $14.6 million, or 25.8%, to $41.9 million for the three months ended September 30, 2026 compared to $56.5 million for the three months ended September 30, 2025. Our gross profit decreased $10.6 million due to lower sales and $4.0 million due to lower gross profit percentage. Our gross profit percentage decreased to 43.4% of net revenues in the third quarter of 2026 from 47.6% in the third quarter of 2025 primarily due to reduced production volumes and increases in material costs, partially offset by reduced tariff costs.

Operating expenses decreased $16.9 million, or 24.7%, to $51.7 million for the three months ended September 30, 2026 compared to $68.6 million for the three months ended September 30, 2025. This decrease was driven by a $5.4 million decrease in employee and wholesale marketing related expenses, a $5.3 million decrease in restructuring related costs from last year, a $3.7 million decrease in advertising spending and $3.6 million decrease in all other operating expenses, partially offset by a $1.1 million increase in impairment on our leases.

Total other income (expense), net was $8.4 million net other income for the three months ended September 30, 2026, compared to $0.4 million net other income for the three months ended September 30, 2025. The other income, net for the three months ended September 30, 2026 consists of a $14.3 million gain from the change in the fair value of warrants, $2.2 million in other income, partially offset by $8.1 million in interest expense. The other income, net in the three months ended September 30, 2025 consists of a $6.9 million gain from the change in the fair value of warrants, $1.7 million in other income, partially offset by $8.2 million in interest expense.

Net loss attributable to Purple Inc. was $1.4 million for the three months ended September 30, 2026 compared to a net loss of $11.7 million for the three months ended September 30, 2025. The $10.3 million decrease in net loss was primarily due to reduced operating expenses and the increase in gain from change in fair value of the warrants partially offset by lower margins.

Outlook for Growth

The way we think about the business today is fundamentally different than a year ago. Last year was about reshaping the business for a tougher market – right sizing our cost structure, strengthening the foundation and restoring profitability. Now, we are focused on growth with our strategic focus areas that build on what is already working and how we are running our business. We believe we are well positioned to grow our business given our new grid innovation, evolved messaging strategy, our new cost structure and other cost saving initiatives. Our Path to Premium Sleep strategy remains focused on the following three priorities to drive growth:

●

Knowing Our Consumer. Knowing our consumer continues to shape how we show up across all channels. We remain focused on helping people understand why the GelFlex Grid is different, why it matters to sleep quality and which Purple product is right for them. As part of that effort, we are becoming more disciplined about where we invest our marketing dollars and the returns we expect from them. Our Marketing approach continues to evolve in several important ways. We have shifted toward a more consistent, always-on approach to brand awareness advertising, rather than concentration around holiday promotional periods. We are also doing more to let our customers tell the Purple story through testimonial marketing. Another important priority is strengthening how we communicate the Purple brand. When Purple was founded 10 years ago, our story was centered on innovation and what made our products different. Today, we’re building on that foundation by placing greater emphasis on the broader benefits of our products and the role better sleep can play in consumers’ health and wellness. Our goal is to position Purple as more than a mattress brand, helping consumers understand how better sleep can contribute to a better life. we’re excited to have recently welcomed Kristin Harrer as our new Chief Marketing Officer. She brings extensive experience building and leading consumer brands, including senior marketing roles at Nike, Samsung, Dollar Shave Club and Vans. Her experience will help sharpen our brand positioning, strengthen how we connect with consumers and improve overall marketing effectiveness.

●	Delivering Better Sleep. We believe our product remains our biggest differentiator. During the third quarter, we unveiled the first major redesign of our proprietary GelFlex Grid technology, featuring a new circular geometry designed to improve support and pressure relief, reduce motion transfer and use less material. We continue to invest in innovation with new mattresses expected to roll out over the next two quarters across our new Essentials and Hybrid collections. We have created clearer differentiation between models and a much more compelling look for a multi-brand environment. The Essentials collection represents a significant portion of our mattress business and offers consumers an accessible entry point to the Purple brand. The new Hybrid collection will replace Restore, with improved construction and performance, and improved aesthetics for a multi-brand environment. Our innovation also extends beyond mattresses as we recently introduced a new airline travel pillow and the new Renew Grid pillow at Costco. We also have plans to release a super-premium down pillow.

●	Executing with Financial Discipline. Over the past two years, we have taken meaningful steps to improve the efficiency of our business and change the way we operate. Those efforts have contributed to lower costs and increased efficiency. However, the lower wholesale volumes have put temporary pressure on our margins and profitability as we absorb fixed manufacturing costs over a lower production base. We are responding by managing the things we can control. We continue to manage plant costs, adjusting labor to match production volume and manage inventory and working capital. Our sourcing work also continues to create additional opportunities. Supplier diversification initiatives are beginning to show benefits and additional sourcing initiatives are expected to take effect in the first half of 2027. At the end of the third quarter, we also took another step to reduce costs by initiating the process to sublet our corporate headquarters building and bringing our teams together into our Innovation Center. We believe this not only reduces costs, but importantly improves collaboration and brings our people closer to the product we are developing.

There is no guarantee that we will be able to effectively execute on these initiatives, which are subject to risks, uncertainties, and assumptions that are difficult to predict, including the risks described in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and our Quarterly Reports on Form 10-Q filed with the SEC on April 28, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026. Therefore, actual results may differ materially and adversely from those described above. In addition, we may, in the future, adapt these focuses in response to changes in the market or our business.

Operating Results for the Three Months Ended September 30, 2026 and 2025

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2026	% of Net Revenues	2025	% of Net Revenues
Revenues, net	$96,506	100.0%	$118,766	100.0%
Cost of revenues:
Cost of revenues	54,582	56.6	62,273	52.4
Cost of revenues - restructuring related charges	—	—	—	—
Total cost of revenues	54,582	56.6	62,273	52.4
Gross profit	41,924	43.4	56,493	47.6
Operating expenses:
Marketing and sales	36,273	37.6	45,762	38.5
General and administrative	11,963	12.4	15,200	12.8
Research and development	2,358	2.4	2,367	2.0
Restructuring, impairment and other related charges	1,101	1.1	5,290	4.5
Total operating expenses	51,695	53.6	68,619	57.8
Operating loss	(9,771)	(10.1)	(12,126)	(10.2)
Other income (expense):
Interest expense	(8,090)	(8.4)	(8,203)	(6.9)
Other income, net	2,202	2.3	1,742	1.5
Change in fair value – warrant liabilities	14,315	14.8	6,892	5.8
Total other income (expense), net	8,427	8.7	431	0.4
Net loss before income taxes	(1,344)	(1.4)	(11,695)	(9.8)
Income tax expense	(76)	—	(53)	—
Net loss	(1,420)	(1.5)	(11,748)	(9.9)
Net loss attributable to noncontrolling interest	(22)	—	(28)	—
Net loss attributable to Purple Innovation, Inc.	$(1,398)	(1.4)	$(11,720)	(9.9)

Revenues, Net

Net revenues decreased $22.3 million, or 18.7%, to $96.5 million for the three months ended September 30, 2026 compared to $118.8 million for the three months ended September 30, 2025. The decrease in revenue was driven by a $16.0 million or 31.0% decrease in our wholesale revenue, a $3.4 million or 15.7% decrease in showroom net revenues and a $2.9 million or 6.3% decrease in E-commerce net revenues. Wholesale revenues were down $12.0 million related to lower industry demand mainly in our regional and independent partners and an increase of $4.0 million in reductions of revenue due to certain payments to customers and a manufacturer under common control with a customer. The DTC decreases were due mainly to weak DTC performance early in the quarter as the price increases we implemented in June had a greater impact on demand than anticipated. However, business improved in the second half of the quarter with better performance during the holiday promotional period. In addition, there was a shift in timing in the prior year as Rejuvenate orders in the second quarter were delivered in the third quarter.

Total Cost of Revenues

Total cost of revenues decreased $7.7 million, or 12.4%, to $54.6 million for the three months ended September 30, 2026, compared to $62.3 million for the three months ended September 30, 2025. This decrease was due primarily to lower revenue volumes and $2.0 million in lower tariff payments. Our gross profit percentage decreased to 43.4% of net revenues in the third quarter of 2026 from 47.6% in the third quarter of 2025, due mainly to reduced production volumes and inventory adjustments, partially offset by reduced tariff costs and favorable channel mix.

Marketing and Sales

Marketing and sales expense decreased $9.5 million, or 20.7%, to $36.3 million for the three months ended September 30, 2026 compared to $45.8 million for the three months ended September 30, 2025. This decrease primarily consisted of a $3.7 million decrease in advertising spending, a $3.2 million decrease in various marketing activities and professional services, a $1.7 million decrease in employee-related expenses due to headcount reductions and $0.9 million decrease in all other marketing and sales expenses.

General and Administrative

General and administrative expense decreased $3.2 million, or 21.3%, to $12.0 million for the three months ended September 30, 2026 compared to $15.2 million for the three months ended September 30, 2025. This decrease was due to a $1.7 million decrease in employee related costs due to headcount reductions, a $0.7 million reduction in professional and legal fees and a $0.8 million decrease in all other general and administrative costs.

Research and Development

Research and development expense remained flat at $2.4 million for the three months ended September 30, 2026 and 2025.

Restructuring, Impairment and Other Related Charges

Impairment charges were $1.1 million for the three months ended September 30, 2026 due to the impairment of one of our leases as we moved our headquarters to an existing facility. We incurred $5.3 million of restructuring, impairment and other related charges during the three months ended September 30, 2025.

Operating Loss

Operating loss decreased $2.3 million, or 19.4%, to $9.8 million, for the three months ended September 30, 2026, compared to $12.1 million for the three months ended September 30, 2025. This decrease in our operating loss is the result of lower operating expenses partially offset by lower gross profits.

Interest Expense

Interest expense totaled $8.1 million for the three months ended September 30, 2026 compared to $8.2 million for the three months ended September 30, 2025. This decrease was primarily due to lower amortization of debt issuance costs, partially offset by additional interest incurred on a higher principal balance on the outstanding debt.

Other Income, Net

Other income was $2.2 million for the three months ended September 30, 2026 compared to $1.7 million for the three months ended September 30, 2025. This increase was mainly due to a $0.7 million patent infringement settlement partially offset by a $0.2 million decrease in other income items.

Change in Fair Value – Warrant Liabilities

Our warrants contain certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. We incurred a $14.3 million gain on the change in fair value of our warrant liabilities for the three months ended September 30, 2026 related to the decrease in fair value from the previous reporting date, due mainly to the reduction in stock price. For the three months ended September 30, 2025, we recognized a $6.9 million gain related to the decrease in fair value of the warrant liability during that period.

Income Tax (Expense) Benefit

We had a $0.1 million income tax expense for the three months ended September 30, 2026 and de minimis tax expense for 2025. The income tax expense amounts in both the third quarter of 2026 and 2025 were related to various state taxes.

Noncontrolling Interest

We calculate net loss attributable to noncontrolling interests on a quarterly basis using their weighted average ownership percentage. Net loss attributed to noncontrolling interests was negligible for the three months ended September 30, 2026 and 2025.

Operating Results for the Nine Months Ended September 30, 2026, and 2025

The following table sets forth for the periods indicated, our results of operations and the percentage of total revenue represented in our unaudited condensed consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2026	% of Net Revenues	2025	% of Net Revenues
Revenues, net	$290,506	100.0%	$328,037	100.0%
Cost of revenues:
Cost of revenues	163,948	56.4	182,374	55.6
Cost of revenues - restructuring related charges	—	—	995	0.3
Total cost of revenues	163,948	56.4	183,369	55.9
Gross profit	126,558	43.6	144,668	44.1
Operating expenses:
Marketing and sales	106,589	36.7	122,450	37.3
General and administrative	42,441	14.6	44,678	13.6
Research and development	7,291	2.5	6,997	2.1
Restructuring, impairment and other related charges	1,101	0.4	11,387	3.5
Total operating expenses	157,422	54.2	185,512	56.6
Operating loss	(30,864)	(10.6)	(40,844)	(12.5)
Other income (expense):
Interest expense	(24,121)	(8.3)	(20,424)	(6.2)
Other income, net	5,148	1.8	1,812	0.6
Change in fair value – warrant liabilities	14,750	5.1	11,319	3.5
Total other income (expense), net	(4,223)	(1.5)	(7,293)	(2.2)
Net loss before income taxes	(35,087)	(12.1)	(48,137)	(14.7)
Income tax expense	(155)	—	(148)	—
Net loss	(35,242)	(12.1)	(48,285)	(14.7)
Net loss attributable to noncontrolling interest	(73)	—	(83)	—
Net loss attributable to Purple Innovation, Inc.	$(35,169)	(12.1)	$(48,202)	(14.7)

Revenues, Net

Net revenues decreased $37.5 million, or 11.4%, to $290.5 million for the nine months ended September 30, 2026, compared to $328.0 million for the nine months ended September 30, 2025. This decrease was primarily driven by a $29.3 million or 21.1% decrease in our wholesale revenue due to a $14.2 million decrease in wholesale sales volume related to lower industry demand mainly in our regional and independent partners and an increase of $15.1 million in reductions of revenue due to certain payments to customers and a manufacturer under common control with a customer.  These payments represent consideration paid to a customer and are recorded as a reduction of revenue. In addition, E-commerce net revenues decreased $8.3 million, or 6.2% due to overall market demand and showroom net revenues remained flat.

Total Cost of Revenues

Total cost of revenues decreased $19.4 million, or 10.6%, to $163.9 million for the nine months ended September 30, 2026, compared to $183.4 million for the nine months ended September 30, 2025. This decrease was due primarily due to lower sales volumes, increases in material and freight costs, a $5.3 million credit for tariff refunds we received in the second quarter and costs of $7.2 million to a manufacturer under common control that were booked against revenues. Our gross profit percentage decreased to 43.6% for the first nine months in 2026 from 44.1% in the first nine months of 2025.

Marketing and Sales

Marketing and sales expense decreased $15.9 million, or 13.0%, to $106.6 million for the nine months ended September 30, 2026, compared to $122.4 million for the nine months ended September 30, 2025. This decrease is due to a decrease of $6.8 million in professional fees and other marketing costs, a decrease of $4.9 million in advertising spending, and a decrease of $4.2 million for payroll related costs.

General and Administrative

General and administrative expense decreased $2.2 million, or 5.0%, to $42.4 million for the nine months ended September 30, 2026, compared to $44.7 million for the nine months ended September 30, 2025. This decrease was primarily due to a $5.8 million decrease in employee-related expenses due to headcount reductions and a $0.1 million decrease in other expenses, partially offset by a $3.6 million increase in strategic alternative costs.

Research and Development

Research and development expense increased $0.3 million, or 4.2%, to $7.3 million for the nine months ended September 30, 2026, compared to $7.0 million for the nine months ended September 30, 2025. This increase is due to an increase in professional services during the period.

Restructuring, Impairment and Other Related Charges

Impairment charges were $1.1 million for the nine months ended September 30, 2026 due to the impairment of one of our leases as we moved our headquarters to an existing facility. We incurred $11.4 million of restructuring, impairment and other related charges during the nine months ended September 30, 2025.

Operating Loss

Operating loss decreased $10.0 million, or 24.4%, to $30.8 million, for the nine months ended September 30, 2026, compared to $40.8 million for the nine months ended September 30, 2025. This decrease in our operating loss is the result of the reduced marketing and sales expenses and restructuring and impairment charges in 2026, partially offset by reduced gross profit due to lower revenues and lower gross profit margins.

Interest Expense

Interest expense totaled $24.1 million for the nine months ended September 30, 2026, compared to $20.4 million for the nine months ended September 30, 2025. This increase was primarily due to additional interest incurred on a higher principal balance on the Related Party Loan as the Company elected the paid-in-kind option on monthly interest over the past 12 months.

Change in Fair Value – Warrant Liabilities

Our warrants contain certain provisions that did not meet the criteria for equity classification and therefore are recorded as liabilities with a re-measurement of fair value at each reporting date. We incurred a $14.8 million gain on the decrease in the fair value of our warrant liabilities for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, we recognized an $11.3 million gain related to the decrease in fair value of the warrant liability during that period.

Income Tax (Expense) Benefit

We had a $0.2 million income tax expense for the nine months ended September 30, 2026, compared to $0.1 million income tax expense for the nine months ended September 30, 2025. The income tax expense amounts in the nine months ended September 30, 2026 and 2025 were related to various state taxes.

Noncontrolling Interest

We calculate net income or loss attributable to noncontrolling interests on a quarterly basis using the weighted average ownership percentage. Net loss attributed to noncontrolling interests was de minimis for the nine months ended September 30, 2026 and 2025.

Liquidity and Capital Resources

Our historical principal sources of funds are cash flows from operations and cash and cash equivalents on hand, supplemented with borrowings made pursuant to various loan agreements. Principal uses of funds consist of capital expenditures, working capital needs, operating lease payment obligations and investing in innovation. In accordance with the terms of our various loan agreements, we have elected to pay interest in kind on our loans to reduce cash obligations. Our working capital needs depend largely upon the timing of cash receipts from product sales, payments to vendors and others, changes in inventories, and operating lease payment obligations. Our cash and cash equivalents and working capital positions were $28.3 million and $(117.6) million, respectively, as of September 30, 2026 compared to $24.3 million and $35.2 million, respectively, as of December 31, 2025. The change in working capital position at September 30, 2026 is due to our debt maturity date now being within the next 12 months. We had an accumulated deficit of $660.4 million at September 30, 2026. We incurred a net loss of $35.2 million for the nine months ended September 30, 2026, with net cash provided by operating activities of $10.6 million. Cash used for capital expenditures was $5.2 million for the nine months ended September 30, 2026. Our capital expenditures in 2026 have primarily consisted of additional investments made in our manufacturing operations and showroom facilities. Additional details regarding our current debt are described above in Note 10 - Debt.

We have a history of recurring net losses and cash used in operations, an accumulated deficit, and requiring additional capital to fund our operations, invest in the business to expand sales and marketing efforts and invest in innovation. Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2026, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements.

Debt service has consisted primarily of refinancing or extending the maturity date of the debt as well as paying-in-kind interest payments. As disclosed in Note 10 - Debt, the Company has elected to have interest paid-in-kind and added to the principal amount of the loans under the Amended and Restated Credit Agreement and on March 24, 2026, the Company executed the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lenders to extend the maturity date of the Amended and Restated Credit Agreement from December 31, 2026 to April 30, 2027. In addition, certain requirements and events of default relating to the going concern qualification in our December 31, 2025 financial statements were waived (see Note 10 – Debt). Management has implemented plans to both increase its revenues from the sales of its products and to achieve cost savings within the next year, sufficient to generate positive operating cash flow levels. However, the Company cannot guarantee that it will have sufficient cash flow to meet the debt obligations when they become due within the next twelve months. The Company will need to raise additional capital or secure alternative financing arrangements, both of which are uncertain and not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following summarizes our cash flows for the nine months ended September 30, 2026 and 2025 as reported in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$10,638	$(28,030)
Net cash used in investing activities	(6,293)	(6,066)
Net cash (used in) provided by financing activities	(346)	37,443
Net increase in cash	3,999	3,347
Cash, beginning of the period	24,345	29,011
Cash, end of the period	$28,344	$32,358

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2026 compared to cash used in operating activities of $28.0 million for the nine months ended September 30, 2025. The $38.6 million increase in year-over-year cash provided by operating activities included a $36.3 million increase in cash provided from the changes in operating assets and liabilities, a $13.0 million decrease in net loss partially offset by a $10.7 million decrease in non-cash adjustments.

Cash used in investing activities reflected net capital expenditures of $5.2 million and $6.1 million and investment in intangibles of $1.1 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The nine months ended September 30, 2025 was partially offset by $0.5 million for the sale of certain property and equipment. Capital expenditures in 2026 consisted primarily of additional investments made in our manufacturing operations and showroom facilities.

Cash used in financing activities was $0.3 million for the nine months ended September 30, 2026 compared to cash provided by financing activities of $37.4 million during the nine months ended September 30, 2025. Cash used in financing activities for 2026 consisted of amendment fees paid in cash to certain lenders for the Third Amendment. Financing activities for 2025 included $39.0 million of proceeds from the additional financing in 2025 offset in part by $1.6 million in payments for debt issuance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The proceeds we received from the Related Party Loan entered into in January 2024 bear interest at a variable rate which exposes us to market risks relating to changes in interest rates. As of September 30, 2026, we had $142.2 million of variable rate debt associated with the Related Party Loan. Based on this debt level, an increase of 100 basis points in the effective interest rate on the outstanding debt amount would result in an increase in interest expense of approximately $1.4 million over the next 12 months.

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

Based upon this evaluation, and the above criteria, our Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on Nasdaq, which has listing criteria. We cannot assure that our common stock will continue to be listed on Nasdaq in the future. To continue listing our common stock on Nasdaq, we must maintain certain governance, financial, distribution and stock price levels. Generally, we must maintain a minimum market value of publicly held shares, a minimum amount in stockholders’ equity or other financial measures, a minimum number of holders of our common stock, and a $1.00 minimum per share bid price for our common stock. We have in the past experienced, and may experience in the future, noncompliance with Nasdaq’s continued listing requirements.

On September 30, 2026, we received a letter from the Listing Qualifications Department of Nasdaq. The letter notified us that, for the prior 30 consecutive business days, the market value of our publicly held shares (“MVPHS”) was below the $15 million minimum required for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rules 5450(b)(2)(C) and 5450(b)(3)(C). The letter has no immediate effect on the listing or trading of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have until March 29, 2027 to regain compliance. To regain compliance, our MVPHS must close at or above $15 million for at least ten consecutive business days. If we do not regain compliance by March 29, 2027, Nasdaq will notify us that our common stock is subject to delisting. At that point we may appeal the determination to a Nasdaq Hearings Panel, but there can be no assurance that any appeal would be successful. Alternatively, we may apply to transfer our common stock to The Nasdaq Capital Market. There can be no assurance that we would meet that market’s continued listing requirements or that any transfer application would be approved. We intend to monitor our MVPHS and evaluate available options to regain compliance. However, there can be no assurance that we will regain compliance with the MVPHS requirement or maintain compliance with Nasdaq’s other continued listing requirements.

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

ITEM 5. OTHER INFORMATION

10b5-1 Trading Plans

During the third quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2024).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2026).
10.1+	Amendment to the Amended and Restated Employment Agreement dated July 4, 2026, between the Company and Robert T. DeMartini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026).
31.1*	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Robert G. Lucian, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Robert T. DeMartini, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Robert G. Lucian, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE INNOVATION, INC.

Date: November 4, 2026	By:	/s/ Robert T. DeMartini
Robert T. DeMartini
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Robert G. Lucian
Robert G. Lucian
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026	By:	/s/ George T. Ulrich
George T. Ulrich
VP Accounting and Financial Reporting
(Principal Accounting Officer)